Form 10QSB
period 2001-09-30
TRANSCOMMUNITY BANKSHARES INC
filed 2001-11-14
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended               Commission File No.   333-64566
   September 30, 2001

                            TRANSCOMMUNITY BANKSHARES
                                  INCORPORATED


               Virginia                                        54-1899128
---------------------------------------                   -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                             9025 Forest Hill Avenue
                            Richmond, Virginia 23235

                                (804) 320-6000
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes..X..  No.....

      Transitional Small Business Disclosure Format (check one):  Yes... No..X..



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding at September 30, 2001
----------------------------------------    ---------------------------------
Common Stock, par value - $0.01                         669,936 shares

                    TRANSCOMMUNITY BANKSHARES, INCORPORATED


                                      INDEX


                                                                         Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 2001 and 2000                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 2001 and 2000                                      3

         Consolidated Statements of Financial Condition -
         September 30, 2001 and December 31, 2000                         4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 2001 and 2000                    5

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2001 and 2000                                6

         Notes to Financial Statements                                    7

Item 2.  Managements' Discussion and Analysis of Financial Condition
         and Results of Operations                                       10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               16

Item 2.  Changes in Securities                                           16

Item 3.  Defaults upon Senior Securities                                 16

Item 4.  Submission of Matters to a Vote of Security Holders             16

Item 5.  Other Information                                               17

Item 6.  Exhibits and Reports on Form 8-K                                17


         SIGNATURES                                                      18

Part I  Financial Information
Item 1. Financial Statements

                    TRANSCOMMUNITY BANKSHARES, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                                          Nine Months Ended
                                                             September 30,
                                                          2001        2000
                                                       ----------  ----------

Interest Income
   Loans                                                $ 577,238  $ 33,630
   Federal funds sold                                      96,523    89,246
   Other investments                                      288,373   203,364
                                                         --------   -------

   Total Interest Income                                  962,134   326,240
                                                         --------   -------

Interest Expense
   Interest on deposits                                   412,524    16,894
   Interest on other borrowed funds                         7,040     1,972
                                                         --------   -------

   Total Interest Expense                                 419,564    18,866
                                                         --------   -------

Net Interest Income                                       542,570   307,374

Provision for Loan Losses                                 135,863    15,000
                                                         --------   -------

Net Interest Income After Provision for Loan Losses       406,707   292,374
                                                         --------   -------

Noninterest Income
   Service charges, fees and commissions                  621,142     2,054
   Other operating income                                  41,148     2,720
                                                         --------   -------

   Total Noninterest Income                               662,290     4,774
                                                         --------   -------

Noninterest Expense
   Salaries and employee benefits                       1,009,683   206,446
   Occupancy expense                                       96,354    33,250
   Other operating expenses                               812,847   140,855
                                                         --------   -------

   Total Noninterest Expense                            1,918,884   380,551
                                                        ---------   -------

Net Loss                                                $(849,887) $(83,403)
                                                         ========   =======

   Net Loss Per Share                                   $   (1.27)  $ (0.12)
                                                         ========    ======

   Weighted Average Shares Outstanding                    670,703   670,445


        The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES, INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                                         Three Months Ended
                                                             September 30,
                                                          2001        2000
                                                       ----------  ----------

Interest Income
   Loans                                                $ 262,624  $ 11,771
   Federal funds sold                                      18,142    39,289
   Other investments                                      118,142    63,949
                                                         --------   -------

   Total Interest Income                                  398,908   115,009
                                                         --------   -------

Interest Expense
   Interest on deposits                                   172,979     4,620
   Interest on other borrowed funds                         2,397
                                                         --------   -------

   Total Interest Expense                                 175,376     4,620
                                                         --------   -------

Net Interest Income                                       223,532   110,389

Provision for Loan Losses                                  36,790     9,000
                                                         --------   -------

Net Interest Income After Provision for Loan Losses       186,742   101,389
                                                         --------   -------

Noninterest Income
   Service charges, fees and commissions                  276,773       509
   Other operating income                                  18,444       142
                                                         --------   -------

   Total Noninterest Income                               295,217       651
                                                         --------   -------

Noninterest Expense
   Salaries and employee benefits                         496,641    76,000
   Occupancy expense                                       41,205    16,005
   Other operating expenses                               518,666    54,268
                                                         --------   -------

   Total Noninterest Expense                            1,056,512   146,273
                                                        ---------   -------

Net Loss                                                $(574,553) $(44,233)
                                                         ========   =======

   Net Loss Per Share                                   $   (0.86)  $ (0.07)
                                                         =========   ======

   Weighted Average Shares Outstanding                    670,436   670,836


        The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES, INCORPORATED
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


                                                   September 30,  December 31,
                                                       2001         2000
                                                     Unaudited     Audited
                                                    -----------   ---------
     ASSETS

Cash and due from banks                            $   574,771   $   409,671
Federal funds sold                                     567,000       474,204
                                                    ----------    ----------

Total Cash and Cash Equivalents                      1,141,771       883,875

Securities held to maturity                          9,184,451     6,363,060
Loans net of allowance for loan losses
   of $173,863 at September 30, 2001 and
   $38,000 at December 31, 2000                     12,159,062     2,956,995
Bank premises and equipment, net                     1,800,600       929,834
Federal Reserve Bank stock (restricted)                201,300       201,300
Other assets                                           713,975       227,036
                                                    ----------    ----------

   Total Assets                                    $25,201,159   $11,562,100
                                                    ==========    ==========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $ 2,167,375   $   769,963
     Interest bearing                                3,463,614     1,417,177
   Savings deposits                                  1,266,209       279,521
   Other time deposits                              11,718,423     2,512,747
                                                    ----------    ----------

   Total Deposits                                   18,615,621     4,979,408

Note payable                                           113,084
Accrued interest payable                                62,328        13,217
Accrued expenses and other liabilities                 156,241       148,698
                                                    ----------    ----------

   Total Liabilities                                18,947,274     5,141,323
                                                    ----------    ----------

     STOCKHOLDERS' EQUITY

Preliminary cost of stock offering                    (144,340)
Capital contributed by subscribers                     826,335
Common stock (5,000,000 shares authorized
   669,936 shares issued and outstanding)
   $2.50 par value                                                 1,677,090
   $0.01 par value                                       6,699
Paid-in-surplus                                      6,608,309     4,936,918
Accumulated deficit                                 (1,043,118)     (193,231)
                                                    ----------    ----------

   Total Stockholders' Equity                        6,253,885     6,420,777
                                                    ----------    ----------

   Total Liabilities and Stockholders' Equity      $25,201,159   $11,562,100
                                                    ==========    ==========


        The accompanying notes are an integral part of this statement.


                     TRANSCOMMUNITY BANKSHARES, INCORPORATED
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)


                                  Preliminary   Capital
                       Shares of    Cost of   Contributed
                         Common      Stock        by        Common        Paid in    Accumulared
                         Stock     Offering   Subscribers    Stock        Surplus      Deficit        Total



Balance, December 31,
   2000                670,836    $           $           $ 1,677,090   $ 4,936,918  $  (193,231)  $6,420,777

Net Income                                                                              (849,887)    (849,887)

Sale of Stock              100                                    250           750                     1,000

Exchange of
   TransCommunity
   stock for Bank of
   Powhatan stock       (1,000)                            (1,670,641)    1,670,641                         0

Expenses of Stock
   Offering                        (144,340)                                                         (144,340)

   Common stock
     subscribed                                  826,335                                              826,335
                       ------       ------       -------     ------         ------       ------       -------

Balance September 30,
   2001                669,936     (144,340)     826,335        6,699     6,608,309   (1,043,118)   6,253,885
                    ==========    =========    =========    =========     =========   ==========  ==============


Balance, December 31,
   1999                661,606                              1,654,015     4,867,693      (45,775)   6,475,933

Stock Subscriptions
   Sold                  9,230                                 23,075        69,225                    92,300

Net Income                                                                               (83,403)     (83,403)
                     ---------   ---------      --------    ---------     ---------    ---------     --------

Balance September 30,
   2000                670,836  $              $           $1,677,090   $ 4,936,918    $(129,178)  $6,484,830
                      ========   =========      ========    =========    ==========     ========    =========


        The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES, INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                           2001        2000
                                                        ----------  ----------
Cash Activities:
   Net loss                                            $ (849,887) $  (83,403)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                          135,863      15,000
       Discount amortization                              (43,481)    (47,109)
       Depreciation                                        99,995      44,579
       Net change in:
         Other assets                                    (141,678)    (56,261)
         Accrued expenses and other liabilities            56,653       6,910
                                                        ---------   ---------

   Net Cash Used in Operating Activities                 (742,535)   (120,284)
                                                        ---------   ---------

Investing Activities:
   Sale of temporary investments held in escrow                       228,651
   Purchase of investment securities                   (2,777,910)(14,983,951)
   Proceeds from maturities of investment securities               15,243,278
   Purchase of Federal Reserve Bank Stock                            (201,300)
   Net change in loans                                 (9,337,930) (1,054,678)
   Purchase of Main Street                               (231,176)
   Release of cash held in escrow account                              31,297
   Deposits on purchases of furnishings and
     equipment                                                        (65,783)
   Payments for the purchase of property                 (970,761)   (632,137)
                                                      -----------    --------

   Net Cash Used in Investing Activities              (13,317,777) (1,434,623)
                                                       ----------    --------

Financing Activities:
   Proceeds from common stock subscription                826,335      92,300
   Preliminary costs associated with stock offering      (144,340)
   Draw on line of credit                                              75,000
   Repayment of draws on line of credit                              (175,000)
   Net change in:
     Demand deposits                                    3,443,849   1,262,502
     Savings deposits                                     986,688     233,406
     Time deposits                                      9,205,676     567,405
                                                       ----------   ---------

   Net Cash Provided by Financing Activities           14,318,208   2,055,613
                                                       ----------   ---------

Net Increase in Cash and Cash Equivalents                 257,896     500,706

Cash and Cash Equivalents, Beginning of Period            883,875      18,214
                                                        ---------   ---------

Cash and Cash Equivalents, End of Period               $1,141,771  $  518,920
                                                        =========   =========

Supplemental Information:
   Interest paid                                       $  377,493  $   12,811
   Non-cash transactions:
     Transfer of 669,936 shares of
       TransCommunity stock for 669,936
       shares of Bank of Powhatan, N.A. stock          $1,670,641
     Note payable issued as part of the
       purchase of Main Street Mortgage and
       Investment Corporation                          $  115,588
     Acquisition of modular building using
       deposit and accounts payable                                $   12,626

        The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    REORGANIZATION:

              On August 15, 2001 the shareholders approved a plan of reorganization under which the shareholders of the Bank of Powhatan, N.A.("Bank") exchanged their common stock for common stock in TransCommunity Bankshares Incorporated ("TransCommunity"). On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of TransCommunity.


NOTE 2    ACCOUNTING PRINCIPLES:

              The consolidated financial statements of TransCommunitry conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments
          (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the nine and three month periods ended September 30, 2001 and 2000. The notes included herein should be read in conjunction with the notes to financial statements included in the June 30, 2001 financial statements for TransCommunity, which statements were included in the TransCommunity registration statement on Form SB-2 (No. 333-64566) declared effective September 17, 2001 and the audited 2000 financial statements of the Bank of Powhatan, N.A. included in the Bank's annual report on Form 10-KSB filed with the Comptroller of the Currency.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, the Bank and Main Street Mortgage and Investment Corporation ("Main Street"), a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated.


NOTE 3    SECURITIES HELD TO MATURITY:

             The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2001 are shown in the table below. As of September 30, 2001 a U.S. Agency security of $300,000 was pledged as collateral for public deposits.

                                                  Gross      Gross
                                    Amortized   Unrealized  Unrealized  Fair
          Held to Maturity            Cost        Gains       Losses    Value
          ---------------             -----       ------      -----    -------

          U.S. Agency               $9,184,451  $45,549  $         $9,230,000
                                     =========   ======   ========  =========

                    TRANSCOMMUNITY BANKSHARES, INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                   September 30,  December 31,
              Type                                      2001         2000
              ----                                      ----         ----

              Commercial, financial, and agricultural $   6,389    $    812
              Real estate -construction                     751         156
              Real estate -mortgage                       2,507         685
              Installment loans to individuals            2,686       1,342
                                                       --------     -------

              Total loans                             $  12,333    $  2,995
                                                       ========     =======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Bank's allowance for loan losses are shown in the following schedule:
                                                    For the Nine Months Ended
                                                   September 30,  September 30,
                                                          2001      2000

             Balance, beginning of period             $  38,000   $
          Provision for loan losses                     135,863      15,000
                                                       --------    --------

          Balance, End of Period                      $ 173,863   $  15,000
                                                       ========    ========


NOTE 6    COMMON STOCK:

              Effective March 30, 2000, the Bank issued 670,836 shares of common stock. In 2001, an additional 100 shares were sold to an officer of the bank resulting in 670,936 shares outstanding. Effective August 15, 2001, the Bank's common stock (excluding 1,000 shares as to which dissenting shareholder rights have been asserted by one shareholder) was exchanged for 669,936 shares of TransCommunity common stock on a one for one basis.

              As of September 30, 2001, TransCommunity had received subscriptions from its organizing directors for 100,150 shares of common stock at $10.00 per share, of which 93,650 shares were fully paid resulting in subscription deposits of $936,500.
          Of this amount, $110,165 was used to pay organization expenses prior to the incorporation of TransCommunity, resulting in $826,335 shown as capital contributed by subscribers.

              Beginning September 24, 2001, TransCommunity began offering 1,500,000 shares of common stock to the public for sale at $10.00 per share. As of September 30, 2001, no shares of stock had been sold pursuant to this offering and TransCommunity had incurred costs relating to the offering of $144,340.

                    TRANSCOMMUNITY BANKSHARES, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS


NOTE 7    PURCHASE OF SUBSIDIARY:

               Other assets contains $320,917 of goodwill attributable to the purchase of Main Street Mortgage and Investment Corporation by the Bank. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The new accounting standard requires that goodwill not be amortized, however, it would be tested for impairment and adjusted to fair value using one of several valuation methods. Management anticipates that the goodwill, related to the above purchase, will be valued as of January 2, 2002 and adjusted in the year 2002 if appropriate.


NOTE 8    STOCK OPTION PLAN:

              On May 8, 2001, the Board of Directors of the Bank approved the "Bank of Powhatan, N.A. 2001 Stock Option Plan". The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of the Bank and its subsidiaries by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Company and its subsidiaries and with growth in shareholder value. Under the plan, annual grants of non-qualified stock options are limited to 10,000 shares for each employee and 7,500 shares for each director.

              In connection with the reorganization in which the Bank became a wholly owned subsidiary of TransCommunity, the Bank's 2001 Stock Option Plan was adopted by TransCommunity and all 45,575 options previously granted by the Bank became options to purchase an equal number of shares of TransCommunity common stock.

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations


Bank Holding Company

      TransCommunity Bankshares, Incorporated ("TransCommunity") was organized and incorporated under the laws of the Commonwealth of Virginia on March 16, 2001. As of August 15, 2001, shares of common stock were issued in exchange for all the common stock of the Bank of Powhatan N.A. ("Bank") ( excluding 1000 shares as to which dissenting shareholders rights have been asserted by one shareholder) in a statutory share exchange transaction. As a result of the transaction, TransCommunity is the successor to the Bank and all transactions prior to March 16, 2001, included in the financial statements, reflect transactions of the Bank. In addition, TransCommunity is in the process of organizing two new independent community banks in the central Virginia Area, the Bank of Goochland and the Bank of Louisa.

Overview

      For the nine months ended September 30, 2001, TransCommunity had a net loss of $849,887 of which $483,198 represented organizational and start up expenses of TransCommunity, and $366,689 represented initial operating losses of the Bank and Main Street Mortgage and Investment Corporation ("Main Street").


The Bank and Main Street

     The Bank was organized as a national bank in 1999 and commenced its general banking operation on March 20, 2000, providing services to businesses and individuals. On January 1, 2001, the Bank acquired Main Street Mortgage and Investment Corporation ("Main Streeet") (a wholly owned subsidiary). With an emphasis on personal service, the Bank is offering a range of commercial and retail banking products and services including checking, saving and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, investment loans, small business loans, commercial lines of credit, letters of credit, Visa check card and internet banking.

      The Bank's and Main Street's loss as a percentage of average assets and capital is as follows:

                                                Nine Months Ended September 30,
                                                       2001        2000

      Net Loss/Average Assets                        (2.55)%      (.70)%
      Net Loss/Average Capital                       (5.85)%      (.79)%


Prospects for the Future

     Through September 30, 2001 the Bank has been able to attract deposits of $18,615,621 and loans of $12,332,925. Based on current acceptance by the community and the growth to date, management believes that the prospects for the Bank are excellent.

Net Interest Margin

     The Bank's net interest margin was 4.23% for the nine months ended September 30, 2001, compared with 5.89% for the nine months ended September 30, 2000. Since the Bank opened for business on March 20, 2000, and had opened a limited number of accounts by September 30, 2000, the prior year net interest margin is not indicative of the net interest margin for a mature bank. During the period ended September 30, 2001, the Bank had large amounts of capital that were invested in fed funds and short term bonds which have lower yield than loans. As the amount of interest bearing deposits increases in relationship to interest free capital, the net interest margin will probably decrease. The net interest margin for the nine months ended September 30, 2001, compares favorably with other commercial banks, however, management anticipates it will continue to offer favorable rates on loans and deposits to attract new customers.

     The Bank's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the first nine months of 2001 was $135,863, resulting in an allowance for loan losses of $173,863 (1.40% of total loans). The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The Bank's methodology considers both disbursed loans and commitments to extend credit. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As the Bank matures, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any potential problem loans.

Noninterest Income

     Noninterest income increased from $4,774 in the first nine months of 2000 to $662,290 in the first nine months of 2001. The increase is due to commissions and other income received by Main Street of $624,156 and fees received by the Bank of $38,134. Noninterest income as a percentage (annualized) of average assets for the first nine months of 2001 was 4.61%

Noninterest Expense

      Noninterest expense increased from $380,551 in the first nine months of 2000 to $1,918,884 in the first nine months of 2001. Of the total noninterest expense, expenses of $659,241 were incurred by Main Street and $483,198 were incurred by TransCommunity. The expenses of Main Street are mostly salaries and commissions related to origination fees on mortgage loans. The expenses of TransCommunity relate mainly to organizational and start up cost of the holding company and two proposed new banks. Because the Bank opened for business on March 20, 2000, the noninterest expenses for the nine months ended September 30, 2000, were significantly less than the full nine months ended September 30, 2001. The increase was due to additional staffing, the general growth in operations and the acquisition of Main Street. Noninterest expense, of the Bank and Main Street, as a percentage (annualized) of average assets for the first nine months of 2001, was 10.00%.

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that the Bank will produce taxable income in the future which can be offset by loss carryforwards from the current period.

Loans

     Total loans have increased $9,337,930 during the first nine months of 2001 to $12,332,925.

     Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                   September 30,  December 31,
     Type                                                 2001       2000
     ----                                                 ----       ----

     Commercial, financial, and agricultural          $   6,389   $    812
     Real estate -construction                              751        156
     Real estate -mortgage                                2,507        685
     Installment loans to individuals                     2,686      1,342
                                                       --------    -------

     Total loans                                      $  12,333   $  2,995
                                                       ========    =======

Nonaccrual, Past Due and Restructured Loans

     At September 30, 2001 and December 31, 2000 the Bank did not have any loans classified as non-accrual, past due more than ninety days or restructured. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

                                                                  Percent of
                                                               loans in each
      Balance at end of period                                  category to
            applicable to                               Amount  total loans
  ------------------------------                        ------  -----------

      Commercial, financial and agricultural         $  98,472     52%
      Real estate - construction                        16,223      6%
      Real estate - Mortgage                            30,035     20%
      Installment loans to individuals                  29,133     22%
                                                      --------    ---

                                                     $ 173,863    100%
                                                      ========    ===

Deposits

     The Bank's deposits increased $13,636,213 during the first six months of 2001 to $18,615,621 at September 30, 2001. A schedule of deposits by type is shown in the statements of condition. Time deposits of $100,000 or more equaled 15% of deposits at September 30, 2001.

Bank Premises

     Bank premises and equipment consisted of the following as of September 30, 2001:

     Land                                               $  204,611
     Land improvements                                     151,141
     Building                                              886,015
     Furniture and fixtures                                673,515
     Automobiles                                            17,167
                                                         ---------

                                                         1,932,449
     Less:  Accumulated Depreciation                       131,849
                                                         ---------

     Total Bank Premises and Equipment                  $1,800,600
                                                         =========

Capital

     TransCommunity's capital as a percentage of total assets was 25% at September 30, 2001, and 56% at December 31, 2000, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At September 30, 2001, TransCommunity had liquid assets of approximately $4 million in the form of cash, federal funds sold and short term investments. Management believes that the liquid assets are adequate at September 30, 2001. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Bank also has the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Bank's short term or long term liquidity. Capital expenditures in the near future will be purchased using liquid assets.

Employees

    TransCommunity's full time equivalent employees have increased from six at September 30, 2000 to twenty-nine at September 30, 2001, including eighteen at Main Street and four at TransCommunity.

    The number of new employees hired for the duration of 2001 will depend on the continued growth in operations.

Schedule I

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                            (In Thousands of Dollars)


                                 2001                         2000
                     ---------------------------     ------------------------
                     Average              Average    Average           Average
                     Balance    Income/    Rates     Balance  Income/   Rates
                      Sheet     Expense Earned/Paid   Sheet  Expense Earned/Paid
ASSETS

   Loans including
     fees         $ 7,714,476   $ 577,238   9.98%   $ 385,272  $ 33,630   11.64%
   Federal Funds
     sold           2,799,685      96,523   4.60%   1,867,768    89,246    6.37%
   Other
     investments    6,587,426     288,373   5.84%   4,706,140   203,364    5.76%
                  -----------    -------   ----    ---------   -------   -----

   Total Earning
     Assets        17,101,587     962,134   7.50%   6,959,180   326,240    6.25%
                                 -------   -----               -------  ------

   Allowance for
     loan losses      (91,616)                         (6,000)
   Non-earning
     assets         2,137,985                         464,852
                   ----------                      --------

   Total Assets   $19,147,956                      $7,418,032
                   ==========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest
       bearing    $ 2,103,242   $  44,512   2.82% $   221,279  $  4,953    2.98%
     Savings          594,701      13,251   2.97%      83,128     1,841    2.95%
     All other time
       deposits     8,065,842     354,761   5.86%     234,976    10,100    5.73%
                    ----------  -------               --------  -------  ------

     Total
      Deposits     10,763,785     412,524   5.11%     539,383    16,894    4.18%

     Other borrowed
       Funds          109,147       7,040   8.60%      29,262     1,972    8.99%
                    ----------    -------   -----     --------  -------  ------

     Total Interest
       Bearing
       Liabilities 10,872,932     419,564   5.15%     568,645    18,866    4.42%
                    ----------  -------   -----     -------- --------  ------

   Non-interest
     bearing
     deposits       1,888,011                         271,774
   Other
     liabilities      118,461                          48,427
                    ----------                      --------

     Total
       Liabilities 12,879,404                         888,846

   Stockholders'
     Equity         6,268,552                       6,529,186
                    ----------                      ---------

   Total Liabilities
     and Stockholders'
     Equity       $19,147,956                      $7,418,032
                    ==========                      =========

   Net Interest
     Earnings                    $542,570                      $307,374
                                =======                       =======

   Net Yield on
     Interest
     Earning Assets                         4.23%                          5.89%
                                          ======                        =======

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                      AND THE YEAR ENDED DECEMBER 31, 2000
                            (In Thousands of Dollars)


                                 2001                         2000
                     ---------------------------     ------------------------
                     Average              Average    Average           Average
                     Balance    Income/    Rates     Balance  Income/   Rates
                      Sheet     Expense Earned/Paid   Sheet  Expense Earned/Paid
ASSETS

   Loans including
     fees          $10,803,788 $ 262,624    9.72%   $ 706,149 $  77,545   10.98%
   Federal Funds
     sold            2,144,051    18,142    3.38%   2,058,268   132,789    6.45%
   Other
     investments     8,250,858   118,142    5.73%   4,468,319   267,086    5.98%
                    ---------    -------   -----    --------   --------   -----

   Total Earning
     Assets         21,198,697   398,908    7.53%   7,232,736   477,420    6.60%
                                 -------   -----               -------  -------

   Allowance for
     loan losses      (130,058)                       (11,000)
   Non-earning
     assets          2,448,209                        625,655
                    ----------                      --------

   Total Assets    $23,516,848                     $7,847,391
                   ==========                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest
       bearing     $ 2,892,490  $ 19,259    2.66%  $  371,836  $  4,953    1.33%
     Savings           921,641     6,825    2.96%     131,152     1,841    1.40%
     All other time
       deposits     10,691,419   146,895    5.50%     417,699    10,100    2.42%
                   ----------  -------    -----       --------  -------  ------

     Total Deposits 14,505,550   172,979    4.77%     920,687    16,894    1.83%

     Other borrowed
       Funds           111,488     2,397    8.60%      21,906     1,972    9.00%
                     ----------  -------   -----      --------  -------  ------

     Total Interest
       Bearing
       Liabilities  14,617,038   175,376    4.80%     942,593    18,866    2.00%
                   ---------- --------   -----     -------- --------  ------

   Non-interest
     bearing
     deposits        2,623,047                        354,297
   Other
     liabilities       106,933                         45,160
                    ----------                      --------

     Total
       Liabilities  17,347,018                      1,342,050

   Stockholders'
     Equity          6,169,830                      6,505,341
                    ----------                      ---------

   Total Liabilities
     and Stockholders'
     Equity        $23,516,848                     $7,847,391
                    ==========                      =========

   Net Interest
     Earnings                  $ 223,532                      $ 458,554
                               =======                       =======

   Net Yield on
     Interest
     Earning Assets                         4.22%                          6.34%
                                           ======                       =======

Part II Other Information


Item 1. Legal Proceedings

      The Bank of Powhatan, N.A., a subsidiary of TransCommunity Bankshares, Inc., is a defendant in a breach of contract action brought by a former executive officer, John R. Conry, Jr. The action relates to the Bank's termination of the plaintiff's employment in July 2000. The plaintiff's complaint seeks damages of $200,000. The suit is being defended by the Bank's general liability insurer under a reservation of rights. The suit is currently in the pre-trial discovery stage. A trial is set for January 2002 in the Circuit Court for the City of Richmond. Although the results of any litigation proceeding are inherently uncertain, the Bank does not expect the final resolution of this matter to have a material adverse effect on the business, results of operations, or financial position of TransCommunity or the Bank of Powhatan, N.A.


Item 2. Changes in Securites

      TransCommunity is currently engaged in a non-underwritten offering of up to 1,500,000 shares of common stock, at a purchase price of $10.00 per share. The offering, which commenced on or about September 24, 2001, is being made pursuant to a registration statement (no. 333-64566), declared effective September 17, 2001. The proceeds of the offering will be used to capitalize two new national banks proposed to be organized in Goochland and Louisa counties, and for other general corporate purposes. As of September 30, 2001, TransCommunity had sold no shares of stock pursuant to this offering.

      From the effective date of the registration statement to September 30, 2001 (the ending date of the reporting period), the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered were:

       1.underwriters' discounts and commissions          $      -0-
       2.finder's fees                                    $      -0-
       3.expenses paid to or for underwriters             $      -0-
4.    other expenses (advertising, printing,
            legal or accounting):                         $ 144,340
                                                           --------

         Total expenses                                   $ 144,340
                                                           ========

      None of such payments were direct or indirect payments to directors or officers of TransCommunity or its associates, or to affiliates of TransCommunity.

      TransCommunity has received subscriptions from its officers and directors, and the organizing directors of Bank of Goochland, N.A. (in organization) and Bank of Louisa, N.A. (in organization) for an aggregate of 100,150 shares of common stock, at a purchase price of $10.00 per share. These shares were subscribed to separately from the shares offered under TransCommunity's registration statement.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The following actions were approved at the Annual Meeting of Shareholders of the Bank of Powhatan, N.A. held on August 15, 2001:

1. Approval of an Amended and Restated Agreement and Plan of Reorganization dated as of May 9, 2001, providing for a share exchange at a ratio of one share of the common stock of Bank of Powhatan, N.A. for one share of the common stock of TransCommunity Bankshares Incorporated.

      Voted For        473,316
      Voted Against     26,167
      Abstained          4,697
      Non-votes        166,656

2. Elected by a substantial majority the following directors of the Bank of Powhatan, N.A. to serve for a one year term and until their successors are elected and qualified:

    John H. Anderson, Jr., Margaret F. Ball, Robert M. Duncan, James F. Keller, William E. Maxey, Jr., Julian C. Metts, Jr., James L. Minter, Andrew W. Pryor, John C. Watkins, George W. Whitlow, William C. Wiley, Delmar P. Wright, Elwood F. Yates, Jr.

3. Ratified the designation of S. B. Hoover & Company, L.L.P. as independent public accountants for the Bank of Powhatan, N.A. for the fiscal year ending December 31, 2001.

      Voted For        505,473
      Voted Against        605
      Abstained          4,340
      Non-votes        160,418

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on 8-K

(a)   Exhibits

     The following exhibits are filed as part of this Form 10-QSB

    Exhibit No.  Description of Exhibits

      Part I                        Exhibits

       19.1 Prospectus related to offering of 1,500,000 shares of common stock by Transcommunity Bankshares Incorporated. (1)

      Part II Exhibits

        2.1 Amended and Restated Agreement and Plan of Reorganization between TransCommunity Bankshares Incorporated and Bank of Powhatan, N.A. dated as of May 9, 2001 (2)

        3.1      Articles of Incorporation of TransCommunity (2)

        3.2      By-laws of TransCommunity (2)

        4.0      Form of Common Stock Certificate (2)

10.1  Consulting Agreement by and between TransCommunity Bankshares,  Inc. and
                 DPO Holdings, Inc., dated as of July 11, 20001 (1)

       10.2(a)   Employment   Agreement   by   and   between    TransCommunity
                 Bankshares,  Inc.  and William C. Wiley,  dated June 27, 2001
                 (1)

       10.2(b)   Employment   Agreement   by   and   between    TransCommunity
                 Bankshares, Inc. and Bruce B. Nolte, dated June 27, 2001 (1)

        1. Incorporated by reference to Form SB-2 filed by TransCommunity Bankshares Incorporated with The Securities and Exchange Commission on August 29, 2001.
        2. Incorported by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 17, 2001

(b)     Reports on Form 8-K

        On September 6, 2001 TransCommunity filed a Form 8-K Current Report reporting the statutory share exchange of the outstanding stock of the Bank of Powhatan, N.A. for common stock of TransCommunity.

                                    Signature



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRANSCOMMUNITY BANKSHARES,
                                         INCORPORATED


                                         WILLIAM C. WILEY
                                         -------------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer


                                         BRUCE B. NOLTE
                                         -------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer


                                         RICHARD W. MAYHEW
                                         -------------------------
                                         Richard W. Mayhew
                                         Chief Financial Officer


November 13, 2001