Form 10KSB
period 2001-12-31
TRANSCOMMUNITY BANKSHARES INC
filed 2002-03-29
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                     For fiscal year ended December 31, 2001

                    TransCommunity Bankshares Incorporated
                (Name of Small Business Issuer in its charter)

                  Virginia                                   54-2032355
            (State of other jurisdiction of              (I.R.S. Employer
            incorporation or organization)               Identification No.)

                  9025 Forest Hill Avenue                    23235
                     Richmond, VA                          (Zip Code)
            (Address of principal executive officers)

            Issuer's telephone number (804) 320-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock - $0.01 Par

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X.. No
.......

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ___ ]

      Issuer's revenues for its most recent fiscal year were $2,372,332.

      The aggregate market value of the voting stock owned by non-affiliates, based on the current subscription price of $10 per share was $8,450,000.

      The number of shares outstanding of the registrant's common stock was 916,726 as of March 15, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

                            LOCATION OF EXHIBIT INDEX

       The index of exhibits is contained in Part IV herein on page 41-42.

      TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES         NO   X
                                                         -----      -----

                                TABLE OF CONTENTS
                                                                        Page
                                     PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property..........................................23
Item 3.  Legal Proceedings................................................23
Item 4.  Submission of Matters to a Vote of Security Holders..............23

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........24
Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................24
Item 7.  Financial Statements.............................................34
Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............................34

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................34
Item 10. Executive Compensation...........................................36
Item 11. Security Ownership of Certain Beneficial Owners and Management...39
Item 12. Certain Relationships and Related Transactions...................40

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.................................41

SIGNATURES    ............................................................43
FINANCIAL STATEMENTS.....................................................F-1

                           FORWARD-LOOKING STATEMENTS

      This report on Form 10-KSB contains certain forward-looking statements, including or related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe" and "expect" and similar expressions identify forward-looking statements. These and other statements, which are not historical facts, are based largely on management's current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward-looking statements. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. In particular, the forward-looking information contained in this report regarding the formation of the Bank of Goochland and the Bank of Louisa, both of which are in organization, is wholly dependent on our ability to secure all required regulatory approvals and capitalization for the banks. To the extent we are unable to secure either regulatory approval or adequate capitalization for either or both banks, our future results and business plans would differ significantly from those anticipated in this report. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of this information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update or revise any of these forward-looking statements.

PART I

Item 1. Description of Business

General

      TransCommunity is a bank holding company headquartered in Richmond, Virginia. In August, 2001, TransCommunity became the holding company for Bank of Powhatan, N.A., which opened for business in March, 2000. TransCommunity is in the process of raising capital through a non-underwritten public offering to capitalize two additional independent, stand-alone community banks in the central Virginia area: The Bank of Goochland, N.A. (in organization) and the Bank of Louisa, N.A. (in organization), both of which have received preliminary approval from the Comptroller of the Currency. Final regulatory approvals for these new banks will depend on TransCommunity's ability to raise the capital necessary to meet the organizing capital requirements of the Comptroller and the Federal Deposit Insurance Corporation. If the current offering is successful, TransCommunity will be a bank holding company with three national bank subsidiaries: the Bank of Powhatan, N.A., the Bank of Goochland, N.A. and the Bank of Louisa, N.A. TransCommunity will also seek to provide certain non-banking services and activities permissible under a holding company structure. Possible activities or services include brokerage services, insurance products and investment advisory services.

      TransCommunity, through its subsidiary national banks, is pursuing and will continue to pursue a community banking strategy by offering a broad range of banking products to individuals, professionals and small to medium-sized businesses, with an emphasis on personalized service and local decision-making authority. TransCommunity will undertake to support this strategy by providing back office, product development, technology, financial and managerial support.

      The expansion and growth strategy of the banks and the holding company includes attracting experienced local management teams, who will have significant decision-making authority at the local bank level, and local independent boards of directors consisting of individuals with strong community affiliations and extensive business backgrounds and business development potential in the identified markets. Each Bank management team will operate in a largely autonomous manner that provides responsive, personalized services. TransCommunity will provide credit policies and procedures as well as centralized back office functions to provide corporate, technological and marketing support to the Banks.

      TransCommunity was formed in March 2001, principally in response to perceived opportunities resulting from the takeovers of several Virginia-based banks by regional bank holding companies. In the Powhatan, Goochland and Louisa market areas, the bank consolidations have been accompanied by the dissolution of local boards of directors and the relocation or termination of management and customer service professionals. TransCommunity believes that local industry consolidation has disrupted customer relationships as the larger regional financial institutions increasingly focus on larger corporate customers, standardized loan and deposit products and other services. Generally, these products and services are offered through less personalized delivery systems, which have created the demand for high quality, personalized services to small and medium-sized businesses and professionals. In addition, consolidation in the local market has created opportunities to attract experienced bankers. Bank acquisitions have dislocated experienced and talented management personnel due to the elimination of redundant functions and the drive to achieve cost savings. As a result of these factors, management believes that the Banks and TransCommunity have an opportunity to attract its targeted banking customers and experienced management personnel within these identified markets.

Strategy of TransCommunity

      TransCommunity's business strategy is to successfully penetrate selected central Virginia markets by operating a locally-oriented organization of independently managed community banks. The major elements of this strategy include:

o Expand market share in the Powhatan County market through the Bank of Powhatan, N.A.;

o Target small and medium-sized business customers, professionals and individuals that demand the attention and service which a community-oriented bank is well suited to provide;

o Deliver a broad array of modern banking products and services using up-to-date technology, while retaining a decentralized operating strategy with local decision-making; and

o Maintain centralized support functions, including back office operations, credit policies and procedures, investment portfolio management, administration, and human resources and training to reduce operating costs and facilitate responsiveness to customers.

      Management intends to gain market share by attracting customers through a superior level of prompt and personalized banking service. The goal of TransCommunity's management is to support customer-driven financial institutions that provide high value to customers by delivering customized, quality products and services. Management believes that such institutions will appeal to customers who prefer to conduct their banking business with a locally-managed financial institution that demonstrates both a genuine interest in their financial affairs and an ability to cater to their financial needs.

      Decentralized Operating Strategy. The foundation of TransCommunity's strategy is to operate a multi-community bank organization emphasizing decision-making at the local bank level combined with strong corporate, technological, marketing, financial and managerial support. TransCommunity's operating model is for each bank to operate with local management and boards of directors consisting of individuals with extensive knowledge of the local community and the authority to make credit decisions. TransCommunity believes this operating strategy will enable the Banks to attract customers who wish to conduct their business with a locally owned and managed institution with strong ties and an active commitment to the community.

      Corporate Support. TransCommunity will provide various services to the Banks, including technology, finance and accounting, human resources, credit administration, internal audit, compliance, loan review, marketing, retail administration, administrative support, policies and procedures, product development and item processing. By providing such services on a consolidated basis, TransCommunity expects not only to achieve monetary savings, compared to the costs if the Banks were individually responsible for such functions, but also expects to achieve a uniformity of operations and service. The Banks' principal focus will be to generate deposits and loans. This corporate support system will enable TransCommunity to achieve administrative economies of scale while capitalizing on the responsiveness to client needs of its decentralized community bank network.

Growth Strategy

      Following the successful completion of the current offering, TransCommunity intends to focus on the development of the two new Banks and on the growth of the Bank of Powhatan, N.A. Each Bank's growth is expected to come from within such Bank's primary service area through loan and deposit business. TransCommunity will focus on acquiring market share by emphasizing local management and decision-making and through delivering personalized services to business customers and individuals. Specifically, TransCommunity's competitive strategy will consist of each Bank approving loan requests quickly with a local loan committee, operating with flexible, but prudent, lending policies, personalizing service by establishing a long-term banking relationship with the customer, and maintaining the requisite personnel to ensure a high level of service. While TransCommunity does not currently intend to actively search for expansion opportunities beyond its designated markets, TransCommunity may consider opportunities that arise from time to time, which could occur through applications to establish de novo banks in additional markets, or acquisitions of existing institutions or branches. TransCommunity has no specific acquisition plans at the current time other than the establishment of the two new Banks.

      TransCommunity has selected qualified bankers to serve as presidents of the new banks, as well as additional individuals who will serve on the local board of directors. TransCommunity believes that a management team that is familiar with the needs of its community can provide higher quality personalized service to its customers. The local management team will have a significant amount of decision-making authority and will be accessible to its customers.

      Each of the three Banks will have a local board of directors comprised of prominent members of the community, including business leaders and professionals. These directors not only will operate the Banks, but also will act as ambassadors of their respective Banks within the community and will be expected to promote the business development of each Bank. The directors and officers of Bank of Powhatan, N.A. and the organizing directors of the two new Banks are active in the civic, charitable and social organizations in the local communities. It is anticipated that members of the local management teams will hold leadership positions in a number of community organizations, and continue to volunteer for other positions in the future.

Market Areas of the Banks

      The target markets include Powhatan County, Goochland County, and Louisa County. The organizers of the Bank of Powhatan, N.A. began their effort because of the rapid growth of Powhatan County and the relative small number of existing banks in the county. The prospect of the development of Route 288 around the outer circumference of the metropolitan Richmond area and other factors point to continued growth. The Bank of Powhatan, N.A. is well positioned to benefit from this future growth and, from a strategic perspective, similar conditions exist in Goochland and Louisa counties. TransCommunity, with independent banks in each of these three counties, will be well positioned geographically between the Richmond, Charlottesville, Roanoke, Lynchburg and Northern Virginia markets. Powhatan and Goochland will be even more closely connected with the opening of the western segments of Route 288 and Powhatan's close proximity to the West Creek commercial and industrial park development in Goochland County will be enhanced. In addition, Louisa provides TransCommunity with a strategic doorway into Northern Virginia as much of the growth in Louisa is derived from that area. Whether for further expansion by TransCommunity, or the possibility of being well positioned as an acquisition target, this geographic arch is vitally important to success. If this strategy were not to be adopted, other banks may soon move into the Goochland or Louisa markets and effectively block potential growth by TransCommunity.

      Powhatan County

      The Bank of Powhatan, N.A. was organized in response to the banking trends and the opportunity provided by a past decade of significant growth in Powhatan County and the projections of continued growth. In addition, the County had only two other banks, one large regional bank, Wachovia Bank, N.A., and one community bank, Central Virginia Bank.

      The Bank serves a trade area consisting primarily of Powhatan County, Virginia. The town of Powhatan, which is the county seat of Powhatan County, is located approximately 20 miles west of the state capitol of Richmond. The county contains 272 square miles. The county's northern boundary is the James River, and its southern boundary is the Appomattox River. Chesterfield County, among the 25 fastest growing counties in Virginia in terms of population growth, lies to the east and Cumberland County, a more rural county, adjoins Powhatan County on its western boundary. The main office of the bank is located 2320 Anderson Highway, Powhatan, Virginia.

      Goochland County

      Goochland County is a growing rural county considered part of the Richmond Metropolitan Area. Its 289 square miles are located west of Richmond and Henrico County along the northern bank of the James River. It is bounded to the south by Powhatan County and to the north by Louisa and Hanover counties with Interstate 64 approximating the county line.

      Goochland County has sustained consistent population and economic growth over the last decade and this trend is expected to continue or accelerate. The population of Goochland County in 1999 totaled approximately 17,500. This reflects a growth rate of 20.4% in the 1980's and 23.3% from 1990 to 1999, more than doubling the state growth rate for both decades. This rate is expected to continue. County population for the year 2010 is projected to be 22,003 (U.S Census). However, with the advent of public sewer the rate of growth could nearly double, pushing population estimates to 30,000 by the year 2015 (Goochland County Comprehensive Plan, 1997).

      Two developments have come to symbolize the changing landscape of Goochland County. The first is development of the 3,500-acre West Creek Business Park. Although a time table for Motorola's semiconductor chip plant at West Creek is no longer certain, the sale of the undeveloped portions of the park in July 2000 for $31.5 million and Capital One's recently announced plans to relocate to and expand in West Creek have breathed new life into the project. Capital One's 300-acre campus at West Creek will have its first group of workers arriving in early 2002. The second related development is the planned extension of Route 288 from Chesterfield County to Route 6. This highway improvement, scheduled for completion in 2003, will further define the county as part of the Greater Richmond Metropolitan Area.

      Total FDIC-insured bank deposits in the county were approximately $80,000,000 as of July 30, 1999. Commerce Bank of Virginia and Wachovia each have two locations in Goochland. Both of these banks have branches in Goochland Courthouse and Centerville. It is noted that the Route 288 extension will intersect with Interstate 64 several miles east of Centerville. The following chart shows the resident to bank location ratio for selected jurisdictions in the Richmond Metropolitan Area:

      County            Location/resident ratio         Year

     Goochland                1 to 4,375                2000
---------------------------------------------------------------------------
     Louisa                   1 to 5,020                1999
---------------------------------------------------------------------------
     Chesterfield             1 to 3,408                1999
---------------------------------------------------------------------------
     Henrico                  1 to 3,115                1999
---------------------------------------------------------------------------
     Hanover                  1 to 2,560                1999
---------------------------------------------------------------------------
     Richmond                 1 to 2,277                1999
---------------------------------------------------------------------------


      The addition of another bank location in Goochland County would create a bank office to residents ratio of 1 to 3,500.

      Louisa County

      Louisa County is located in the rolling Central Piedmont region near the heart of Virginia in the prosperous Richmond, Charlottesville, Fredericksburg triangle. The town of Louisa is the county seat. It is located 50 miles from Richmond, 95 miles from Washington, D.C., 35 miles from Charlottesville and 45 miles from Fredericksburg. Orange and Spotsylvania counties border Louisa County to the north, Hanover County to the east, Goochland County to the south and Fluvanna and Albemarle counties to the west.

      Louisa County is 514 square miles in size. About 10 percent of the county is developed as urban, residential or industrial: 71 percent in natural and planted forest lands; 16 percent in crop, pasture and open land; and 3 percent in water bodies, the largest example being Lake Anna which lies in the northeastern section of the county.

      The population of Louisa County in 2000 was approximately 25,527. This reflects an increase of 25.6 percent from the 1990 population of 20,325, compared to the 11.9 percent growth rate for the state of Virginia during the same decade. The county grew by 14 percent during the 1980's. Over the next five years, Claritas, Inc. forecasts the population growth rate for Louisa County will double that of Virginia as a whole, 9.7 percent to 4.3 percent, respectively. According to the United States Census Bureau, Louisa's population is projected to increase an additional 17.5 percent from the present level, to over 30,000 by the year 2010.

      The county is a member of the Thomas Jefferson Partnership for Economic Development. This is a private-public nonprofit organization of representatives from the Private Sector Council with public participation from six jurisdictions that include the City of Charlottesville and the counties of Fluvanna, Greene, Louisa, Nelson and Orange, the University of Virginia, Piedmont Virginia Community College and the Thomas Jefferson Planning District Commission. The Partnership's mission is to bring together business, government and education to effectively promote new investment and job creation in the Greater Charlottesville region.

      There are currently three banking institutions with a total of five branches in Louisa County: Bank of America (1 branch), Virginia Community Bank (2 branches) and Wachovia Bank (2 branches). Three branches are located in the town of Louisa and two are in the town of Mineral. Total FDIC-insured deposits in the county were $181,023,000 as of June 30, 1999.

      Based on the 1999 population of 25,100, the addition of another bank location in Louisa County would create a resident to bank ratio of 4,183 to 1.

Bank of Powhatan, N.A.

      Bank of Powhatan, N.A. was formed in June 1998, and initially raised subscriptions in excess of $7 million in capital with a final capitalization of $6.72 million. It received its national charter from the Comptroller of the Currency in March 2000. The Bank operated in a temporary facility on Route 60 until March 12, 2001, when it moved into a newly constructed facility. As of December 31, 2001, the Bank of Powhatan, N.A. had approximately $22 million in deposits and nearly $15 million in loans. Total assets of the Bank were approximately $29 million.

      On January 1, 2001, a subsidiary of the Bank, MSM Acquisition Co., purchased essentially all of the assets (consisting of furniture and equipment and contract rights) of Main Street Mortgage and Investment Corporation. Main Street Mortgage has two offices, one in Richmond, Virginia, and one in Lynchburg, Virginia, with nine full time employees. During the year 2001, Main Street Mortgage originated mortgage loans of $60,000,000 and generated fees of $929,000.

      Main Street Mortgage originates conforming first deed of trust residential loans for sale in the secondary market, as well as, second deed of trust loans, equity lines, and non-conforming residential and commercial real estate loans for sale to private investors.

      For additional information concerning Bank of Powhatan, N.A., see item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operation and Results of Operation."

The members of the Board of Directors of the Bank of Powhatan, N.A. are as follows:

John H. Anderson, Jr. Retired. Former Executive Vice President, Jefferson National Bank.

Margaret F. Ball. Retired. Former Secretary & Treasurer, O.W. Ball Lumber Company, Powhatan, VA.

Robert M. Duncan. President, P.L. Duncan & Sons, Inc., Columbia, VA.

James F. Keller. President & CEO, Bank of Powhatan N.A., Powhatan, VA.

William E. Maxey, Jr. Clerk of the Circuit Court, Powhatan County, VA.

Julian C. Metts, Jr. D.D.S. Orthodontist, Cumberland, VA; Board of Directors, TransCommunity Bankshares, Incorporated.

James  L.  Minter.  Owner,  J.L.  Minter  Electrical Contractor,   Inc.;  Owner,
Swansboro Mechanical, Inc. Richmond, VA; Board of Directors, Bank of Powhatan, N.A.

Andrew W. Pryor. Owner, Hills-Dale Farm, Goochland, VA.

John C. Watkins. Virginia State Senator. President, Watkins Nurseries, Inc., Midlothian, VA; Board of Directors, TransCommunity Bankshares, Incorporated.

George W. Whitlow. Owner, Whitlow Chevrolet, Lexus of Richmond, Whitlow Travel Service, King Pin Lanes, and Fidelity Finance, Richmond, VA.

William C.  Wiley.   Chairman  and  Chief  Executive   Officer,   TransCommunity
Bankshares,  Incorporated;   Chairman,   Bank  of  Powhatan,   N.A.;   Chairman,
President, and Chief Executive Officer, DPO Holdings, Inc., Richmond, VA.

Delmar P. Wright. Deputy Chief Inspector, U.S. Postal Inspection Service, Richmond, VA.

Elwood F. Yates, Jr. Retired. Former Owner, Yates Ford, Inc., Powhatan, VA.

The Proposed Banks

      The Comptroller of the Currency has granted preliminary approval for charter applications for the Bank of Goochland, N.A. (in organization) and the Bank of Louisa, N.A. (in organization). TransCommunity has selected chief executive officers and Boards of Directors for both banks and, subject to the successful completion of its present offering of common stock, intends to capitalize each of the banks with approximately $5 million of equity capital.

      On February 28, 2002, TransCommunity entered into an agreement to purchase a two acre parcel located in the Town of Louisa as a site for the Bank of Louisa, N.A. for $200,000. TransCommunity is currently negotiating for the purchase of a two acre parcel located on U.S. Route 250 in the Centerville area of Goochland County as a site for the Bank of Goochland, N.A.

      The organizing Boards of Directors for the new banks are as follows:

      Bank of Goochland, N.A. (In Organization)

Thomas M. Crowder. Executive Vice President, Guilford Company, Richmond, VA; Board of Directors, TransCommunity Bankshares, Incorporated.

Neil P. Farmer. President, Farmer Properties, Inc., Richmond, VA.

Stan A. Fischer. President, Fischer Business Interiors, Inc., Goochland, VA; Board of Directors, TransCommunity Bankshares, Incorporated, Richmond, VA.

W. Daniel Holly, III. District Manager, Waste Management, Inc., Richmond, VA.

M. Andrew McLean. President & CEO, Bank of Goochland, N.A. (in organization).

Raymond A. Miller. President, Associated Insurance Systems Service, Inc., Richmond, VA.

Bruce B. Nolte. President & Chief Operating Officer, TransCommunity Bankshares, Incorporated, Richmond, VA.

Troy A. Peery. President, Peery Enterprises, Manakin-Sabot, VA.

Curry A. Roberts. President, PM Beef Holdings, LLC, Richmond, VA; Board of Directors, Southern States Cooperative, Inc.; Board of Directors,
TransCommunity Bankshares, Incorporated.

John J. Sponski. Retired. Former Executive Vice President, Bank of America Corporation; Chairman, Bank of Goochland, N.A. (in organization). Locust Dale, VA.

William H. Talley, III. President, Bill Talley Ford, Inc., Richmond, VA.

Robin Traywick Williams. Chairman, Virginia Racing Commission, Richmond, VA. Bank of Louisa, N.A. (In Organization)

Dean P. Agee. Retired. Former Clerk of the Circuit Court, Louisa County, VA; Board of Directors, TransCommunity Bankshares, Incorporated.

Ethan A. Call. President, E & A Call, Inc., Bumpass, VA; Member Board of Supervisors, Louisa County, VA.

Graven W. Craig. Esquire. Attorney-at-Law, Louisa, VA.

Richard W. Mayhew. President, Main Street Mortgage and Investment Corporation; Chief Financial Officer, Secretary and Treasurer, TransCommunity Bankshares, Incorporated, Richmond, VA.

David M. Purcell. President, J.S. Purcell Lumber Corporation, Louisa, VA.

John J. Purcell, Jr. Secretary & Treasurer, J.S. Purcell Lumber Corporation, Louisa, VA; former member, Board of Supervisors, Louisa County, VA; Board of Directors, TransCommunity Bankshares, Incorporated; Chairman, Bank of Louisa, N.A. (in organization);

Wallace L. Tingler. CPA. President & CEO, William A. Cooke, Inc., Louisa, VA; retired Partner, Tingler & Miller, LLP.

James R. Wheeling. President & CEO, Bank of Louisa, N.A. (in organization).

Elizabeth P. Wilson. Retired. Former Teacher, Louisa County, VA; Feature Writer, The Central Virginian, Louisa, VA.

H. Manning Woodward, III. Owner, Woodward Insurance Agency, Louisa, VA.

      Each of the Banks will engage in the commercial banking business in their respective communities. TransCommunity believes that there is a demand for, and that the central Virginia communities described herein will support, new locally operated community banks. Although TransCommunity could obtain a banking presence in the identified markets by opening branch offices of Bank of Powhatan, N.A., management of TransCommunity believes that separate banks, each with its own local boards of directors and its own policies, tailored to the local market, is a preferable approach. Each Bank will provide personalized banking services, with emphasis on the financial needs and objectives of individuals, professionals and small to medium-sized businesses. Additionally, substantially all credit and related-decisions will be made by each Bank's local management and board of directors, thereby facilitating prompt response.

      The principal business of each Bank will be to accept deposits from the public and to make loans and other investments. The principal sources of funds for each Bank's loans and investments are expected to be demand, time, savings and other deposits, repayment of loans, and borrowings. In addition, a portion of the net proceeds of the current offering, once contributed to the capital of each new Bank, will be used to fund loans. The principal source of income for each Bank is expected to be interest collected on loans and other investments. The principal expenses of each Bank are expected to be interest paid on savings and other deposits, employee compensation, office expenses, and other overhead expenses.

Customers

      Management believes that the bank consolidation in recent years within Virginia provides a significant opportunity to build a successful, locally-oriented financial organization. Management of TransCommunity further believes that many of the larger financial institutions do not emphasize a high level of personalized service to the small and medium-sized commercial, professional or individual retail customers. TransCommunity intends to focus its marketing efforts on attracting small and medium-sized businesses and professionals, such as physicians, accountants and attorneys. Because TransCommunity intends to focus on businesses and professionals, management believes that the majority of its loan portfolio will be in the commercial area with an emphasis placed on originating sound, profitable, commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment.

      Although TransCommunity expects to concentrate its lending to commercial businesses, management also anticipates that it will attract a significant amount of professional and consumer business. Management expects that many of its customers will be the principals of the small and medium-sized businesses for whom the Banks will provide banking services. Management intends to emphasize "relationship banking" in order that each customer will identify and establish a comfort level with bank officers who come to understand their customers' business and financial needs in depth. Management intends to develop its retail business with individuals who appreciate a higher level of personal service, contact with their lending officer and responsive decision-making. It is further expected that most of TransCommunity's business will be developed through the presidents and lending officers of the respective local banks as well as the local boards of directors and by pursuing an aggressive strategy of making calls on customers throughout the market area.

Products and Services

      TransCommunity intends to offer through its subsidiary banks a broad array of banking products and services to its customers. Bank of Powhatan, N.A. currently provides, and the new Banks are expected to provide, products and services that are substantially similar to those set forth below.

      Loans. Through the proposed Bank of Goochland, N.A. and the Bank of Louisa, N.A. and the existing Bank of Powhatan, N.A., TransCommunity intends to offer a wide range of short to long-term commercial and consumer loans. TransCommunity expects that its loan portfolio will be comprised of commercial loans, commercial mortgage loans, residential mortgage loans, consumer loans and credit card and other loans. At this time, the directors and management of TransCommunity have not formulated any specific targets for any loan category for the new Banks.

      Credit Policies. With respect to each Bank's loan portfolio, TransCommunity will oversee credit operations while still granting local authority to each Bank. The Board of Directors of any Bank may make exceptions to these credit policies and procedures as appropriate, but any such exception must be documented and made for sound business reasons. TransCommunity's risk-decision process will be actively managed in a disciplined fashion to maintain an acceptable risk profile characterized by soundness, diversity, quality, prudence, balance and accountability. TransCommunity's credit process will consist of specific authorities granted to the presidents and lending officers of its subsidiary banks. Loans exceeding a particular lending officer's level of authority will be reviewed and considered for approval by the loan committee of theBank's Board of Directors. Under their respective credit policies, each Bank will generally limit the concentration of credit risk by that particular Bank in any loan or group of loans to a specified dollar amount. Such concentration limit pertains to any group of borrowers related as to the source of repayment or any one specific industry. Furthermore, each Bank will establish limits on the total amount of that Bank's outstanding loans to one borrower, which will be set below legal lending limits.

      Commercial Loans. Each Bank expects to make commercial loans to qualified businesses in its market area. The Bank's commercial lending will consist primarily of commercial and industrial loans for the financing of accounts receivable, inventory, property, plant and equipment. Each Bank is also expected to offer Small Business Administration guaranteed loans ("SBA loans"). Commercial business loans generally have a higher degree of risk than residential mortgage loans, but have commensurately higher yields. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. In contrast, commercial business loans typically are made on the basis of the borrower's ability to make repayment from cash flow from its business and are secured by business assets, such as commercial real estate, accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral for commercial business loans may depreciate over time and cannot be appraised with as much precision as residential real estate. To manage these risks, it will be each Bank's policy is to secure commercial loans with both the assets of the borrowing business and other additional collateral and guarantees that may be available. In addition, each Bank will actively monitor certain measures of the borrower, including advance rate, cash flow, collateral value and other appropriate credit factors.

      Commercial Mortgage Loans. TransCommunity expects the individual Banks to originate commercial mortgage loans. These loans are primarily secured by various types of commercial real estate, including office, retail, warehouse, industrial and other non-residential types of properties and are made to the owner and/or occupiers of such property. These loans are expected to have maturities generally ranging from 3 to 5 years. Commercial mortgage lending entails significant additional risk, compared with residential mortgage lending. Commercial mortgage loans typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. Additionally, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of a business or a real estate project and thus may be subject, to a greater extent, to adverse conditions in the real estate market or in the economy generally. Each Bank's commercial real estate loan underwriting criteria require an examination of debt service coverage ratios, the borrower's creditworthiness and prior credit history and reputation, and generally require personal guarantees or endorsements of borrowers. The location of the security property is also considered.

      Residential Mortgage Loans. Through its subsidiary Banks, TransCommunity expects that its residential mortgage loans will consist of residential first and second mortgage loans, residential construction loans and home equity lines of credit and term loans secured by first and second mortgages on the residences of borrowers for home improvements, education and other personal expenditures. Management expects that the Banks and the mortgage company will make mortgage loans with a variety of terms, including fixed and floating or variable rates and a variety of maturities. Maturities for construction loans will generally range from 4-12 to months for residential property and from 6 to 18 months for non-residential and multi-family properties. Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are secured by real estate whose value tends to be easily ascertainable. These loans will be made consistent with the appraisal policies and real estate lending policies, which will detail maximum loan-to-value ratios and maturities.
Loans for owner-occupied property will generally be made with a loan-to-value ratio of up to 80% for first liens and 85% for junior liens. Higher loan-to-value ratios may be allowed based on the borrower's unusually strong general liquidity, net worth and cash flow. Loan-to-value ratios for home equity lines of credit will generally not exceed 90%. If the loan-to-value ratio exceeds 80% for residential mortgage loans, the Banks will obtain appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. Construction lending entails significant additional risks, compared with residential mortgage lending. Construction loans often involve larger loan balances concentrated with single borrowers or groups of related borrowers. Construction loans also involve additional risks attributable to the fact that loan funds are advanced upon the security of property under construction, which is of uncertain value prior to the completion of construction. Thus, it is more difficult to evaluate accurately the total loan funds required to complete a project and related loan-to-value ratios. To minimize the risks associated with construction lending, each Bank will limit loan-to-value ratios for residential property to 85% and for non-residential property and multi-family properties to 80%, in addition to its usual credit analysis of its borrowers. Management expects that the loan-to-value ratios described above will be sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss.

      Consumer Loans. Consumer loans of the Banks will consist primarily of installment loans to individuals for personal, family and household purposes. The specific types of consumer loans expected to be made by the Banks include home improvement loans, debt consolidation loans and general consumer lending. Consumer loans may entail greater risk than residential mortgage loans do, particularly in the case of consumer loans that are unsecured, such as lines of credit, or secured by rapidly depreciable assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Such loans may also give rise to claims and defenses by a consumer loan borrower against an assignee of such loan such as the Bank, and a borrower may be able to assert against such assignee claims and defenses that it has against the seller of the underlying collateral. Each Bank's policy for consumer loans will be to accept moderate risk while minimizing losses, primarily through a careful analysis of the borrower. In evaluating consumer loans, the Banks will require its lending officers to review the borrower's level and stability of income, past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Banks will require that their banking officers maintain an appropriate margin between the loan amount and collateral value. TransCommunity expects that many of its consumer loans will be made to the principals of the small and medium-sized businesses for whom the Banks provide banking services.

      Credit Card and Other Loans. Each Bank also expects to issue credit cards to certain of its customers. In determining to whom it will issue credit cards, each Bank will evaluate the borrower's level and stability of income, past credit history and other factors. Finally, the Banks expect to make additional loans that may not be classified in one of the above categories.

      Deposits. Management intends to offer a broad range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing savings accounts and certificates of deposit with a range of maturity date options. Management anticipates that the primary sources of deposits will be small and medium-sized businesses and individuals within an identified market. In each identified market, senior management will have the authority to set rates within specified parameters in order to remain competitive with other financial institutions. All deposits will be insured by the FDIC up to the maximum amount permitted by law. Each Bank expects to implement a service charge fee schedule, which will be competitive with other financial institutions in a Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and other similar fees.

      Specialized Consumer Services. The Banks intend to offer specialized products and services to its customers, such as lock boxes, travelers checks and safe deposit services.

      Courier Services. TransCommunity or the individual Banks expects to offer courier services to its business customers. Courier services permit each Bank the opportunity to provide the convenience and personalized service its customers require by scheduling pick-ups of deposits.

      Telephone and Internet Banking. TransCommunity believes that there is a strong demand within its market for telephone banking and internet banking. Both services allow customers to access detailed account information, execute transactions and pay bills electronically. Management believes that these services are particularly attractive for its customers, as it will enable them to conduct their banking business and monitor their bank accounts from remote locations. Management of TransCommunity believes that telephone and internet banking will assist the Banks in attracting and retaining customers and will also encourage its customers to maintain their total banking relationships with TransCommunity. During 2001, both of these services were implemented at the Bank of Powhatan, N.A., and management of TransCommunity intends that both telephone banking and internet banking services will be available to customers of the Bank of Goochland, N.A. and the Bank of Louisa, N.A. when those institutions open their doors.

      Automatic Teller Machines ("ATMs"). TransCommunity plans to have an ATM at each office of each Bank. Management intends to make other financial institutions' ATMs available to its customers and to offer customers a certain number of free ATM transactions per month.

      Other Products and Services. TransCommunity intends to evaluate other services such as trust services, brokerage and investment services, insurance, and other permissible activities. Management expects to introduce these services as they become economically viable.

Competition

      Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Virginia law permits statewide branching by banks. Consequently, commercial banking in Virginia is highly competitive. Many large banking organizations, several of which are controlled by out-of-state holding companies, currently operate in the Richmond, Virginia metropolitan area, and at least one such organization operates offices in TransCommunity's targeted market areas. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Legislation enacted in recent years, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of federal legislation, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in TransCommunity's targeted market areas. See "Government Supervision and Regulation--Interstate Banking and Branching."

      Each of the Banks will face competition from other banks, as well as thrift institutions, consumer finance companies, insurance companies and other institutions in the Banks' respective market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Banks. Some of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Banks and offer certain services such as trust banking that the Banks are not expected to provide in the near term. In addition, certain of these competitors have numerous branch offices located throughout the market area surrounding the market areas of the Banks that TransCommunity believes may provide these competitors with an advantage in geographic convenience that the Banks do not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Banks.

Government Supervision and Regulation

      The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relevant to TransCommunity and the Banks. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described herein, although violations of such laws and regulations could result in supervisory enforcement action against TransCommunity or a Bank. The regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on TransCommunity and the Banks.

General

      As a bank holding company, TransCommunity is subject to regulation under the Bank Holding Company Act of 1956 (as amended, the "BHCA") and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve.

      The earnings of TransCommunity's subsidiaries, and therefore TransCommunity's earnings, are affected by general economic conditions, management policies and legislative and governmental actions of various regulatory authorities, including the Federal Reserve, the OCC and the FDIC. In addition, federal law governs the activities in which the Banks may engage, the investments they may make and limits the aggregate amount of loans that may be granted to one borrower to 15% of a bank's capital and surplus. Various consumer and compliance laws and regulations also affect the Banks' operations.

      The OCC will conduct regular examinations of the Banks, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, the Banks must furnish the OCC with periodic reports containing a full and accurate statement of its affairs.

Payment of Dividends

      TransCommunity is a legal entity separate and distinct from the Banks. Virtually all of the revenues of TransCommunity will result from dividends paid to TransCommunity by the Banks. TransCommunity's prior approval is required if the total of all dividends declared, including the proposed dividend, by a national bank in any calendar year will exceed the sum of that bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

      Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debt in excess of the bank's allowance for loan losses. That means that each Bank must recover any start-up losses before it may pay a dividend to TransCommunity.

      In addition, TransCommunity and its subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including the requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank's capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, TransCommunity is subject to state laws that limit the amount of dividends it can pay. TransCommunity expects that these laws, regulations or policies will materially impact the ability of the Banks and, therefore, TransCommunity to pay dividends in the early years of operations.

Borrowings

      There are also various legal restrictions on the extent to which TransCommunity can borrow or otherwise obtain credit from its banking subsidiaries. In general, these restrictions require that any such extensions of credit must be secured by designated amounts of specified collateral and are limited, as to TransCommunity or non-bank subsidiaries, to 10% of the lending bank's capital stock and surplus, and as to TransCommunity and all non-bank subsidiaries in the aggregate, to 20% of such lending bank's capital stock and surplus.

Capital Adequacy

      Under the risk-based capital requirements for bank holding companies, the minimum requirement for the ratio of capital to risk-weighed assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8%. At least half of the total capital is to be composed of common stockholders' equity, retained earnings, a limited amount of qualifying perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles ("tier 1 capital" and together with tier 2 capital "total capital"). The remainder of total capital may consist of mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock and loan loss allowance ("tier 2 capital").

      In addition, the Federal Reserve Board has established minimum leverage capital ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts ("leverage ratio") equal to 3% for bank holding companies that are rated a composite "1" and 4% for all other bank holding companies that meet certain criteria, including having the highest regulatory rating. All other bank holding companies will generally be required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing significant growth or that have supervisory, financial, operation or managerial weakness, will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The risk-based capital standards of the OCC and the Federal Reserve explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution's ability to manage these risks, as important factors to be taken into account by the agency in assessing an institution's overall capital adequacy. The capital guidelines also provide that an institution's exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a bank's capital adequacy. OCC and the Federal Reserve also have recently issued additional capital guidelines for bank holding companies that engage in certain trading activities. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "tangible tier 1 leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activity.

      The Bank's actual and required capital amounts and ratios for the year ended December 31, 2001 are shown in Note 18 of the Notes to TransCommunity's Financial Statements included herein.

Support of Subsidiary Banks

      The Federal Deposit Insurance Act, as amended ("FDIA"), among other things, imposes liability on an institution the deposits of which are insured by the FDIC, such as subsidiary banks, for certain potential obligations to the FDIC incurred in connection with other FDIC-insured institutions under common control with such institution.

      Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any stockholder after three months notice, to sell the stock of such stockholder to make good the deficiency. Under Federal Reserve policy, TransCommunity is expected to act as a source of financial strength to each of TransCommunity's subsidiary banks and to commit resources to support each of those subsidiaries. This support may be required at times when, absent such Federal Reserve policy, TransCommunity may not find itself able to provide it.

      Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

Prompt Corrective Action

      The FDIA, among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDIA establishes five capital tiers:
"well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels compare to various relevant facts, as established by regulation.

      Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not "well capitalized"; (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. As of June 30, 2001, the Bank of Powhatan, N.A., TransCommunity's deposit-taking subsidiary bank, had capital levels that qualify it as being "well capitalized" under those regulations.

      The FDIC generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5% of the depository institution's total assets at the time it became "undercapitalized", and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized".

      "Significantly undercapitalized" depository institutions may be subject to number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized", requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

      In addition to requiring undercapitalized institutions to submit a capital restoration plan, federal banking regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

      As an institution's capital decreases, the FDIC's enforcement powers become more extensive. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

      Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has not tangible capital.

FDIC Insurance Assessments

      The deposits of Bank of Powhatan, N.A. are insured by the FDIC up to the limits set forth under applicable law. The deposits of Bank of Powhatan, N.A. are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. The new banks will be subject to the same assessments. The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. Depository institutions insured by the BIF that are "well capitalized", are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .00% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC.

      An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the risk-based assessment system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

      FDICIA requires a system of risk-based assessments under which banks that pose a greater risk of loss to the FDIC will be required to pay a higher insurance assessment. The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of Bank of Powhatan, N.A.'s deposit insurance.

Depositor Preference Statute

      Under federal law, deposits and certain federal claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including federal funds and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

Interstate Banking and Branching Legislation

      The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA"), authorized interstate acquisitions of banks and bank holding companies without geographic limitation beginning one year after enactment. In addition, it authorized, beginning June 1, 1997, a bank to merge with a bank in another state as long as neither of the states opted out of interstate branching between the date of enactment of the IBBEA and May 31, 1997. Once a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under applicable Federal or state law. Virginia enacted early "opt in" laws, permitting interstate bank merger transactions.

Financial Modernization Act of 1999

      The Gramm-Leach-Bliley Financial Modernization Act of 1999 ("GLBA") was enacted on November 12, 1999, and became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and other financial services entities under a single holding company.

      Bank holding companies and other types of financial services entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in GLBA, and may engage in a substantially broader range of activities than bank holding companies or banks. The GLBA enables financial holding companies to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, insurance underwriting and making merchant banking investments in commercial and financial companies. The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company. In addition, the GLBA allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance an securities operations.

      To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the CRA.

      The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal regulators will regulate banks' financial subsidiaries. The Securities and Exchange Commission (the "Commission") will regulate securities activities of financial holding companies and state insurance regulators will regulate their business activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

      The GLBA also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including TransCommunity, from disclosing nonpublic personal financial information to nonaffiliated third persons unless customers have the opportunity to "opt out" of the disclosure.

Enforcement Powers

      The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject TransCommunity or the Banks, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan.

Community Reinvestment

      The requirements of the Community Reinvestment Act ("CRA") are applicable to the Banks. The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution's efforts in meeting community credit needs currently are evaluated as part of the examination process pursuant to twelve assessment factors. These factors also are considered when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed by federal banking agencies in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or thrift or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

Consumer Laws and Regulations

      In addition to the laws and regulations discussed herein, the Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act and the GLBA, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

Other Safety and Soundness Regulations

      There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the BIF. The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

      Federal regulatory authorities also have broad enforcement powers over TransCommunity and the Banks, including the power to impose fines and other civil and criminal penalties, and to appoint a receiver in order to conserve the assets of any such institution for the benefit of depositors and other creditors.

Economic and Monetary Polices

      The operations of TransCommunity are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

Employees

      At December 31, 2001, TransCommunity had thirty-seven full-time equivalent employees, including fourteen at the Bank of Powhatan, N.A., nineteen at Main Street and four at TransCommunity. At December 31, 2000, the Bank had seven full-time equivalent employees.

Item 2  Description of Property

      TransCommunity's headquarters are located in approximately 2800 square feet of leased space at 9025 Forest Hill Avenue, Richmond, Virginia.

      The Bank of Powhatan, N.A. is located at 2320 Anderson Highway, Powhatan, Virginia. The Bank's building, which is of new construction, is a two-story brick structure, containing approximately 6,000 square feet. It has four teller stations, three drive-through windows and a drive-up ATM and night depository.

      On February 28, 2002, TransCommunity entered into an agreement to purchase approximately two acres located at 217 Main Street in the Town of Louisa as a site for the Bank of Louisa, N.A. (in organization) for a price of $200,000. TransCommunity is also in negotiations to purchase approximately two
(2) acres on U.S. Route 250, approximately 1/10th mile west of the intersection with State Route 621 as a site for the Bank of Goochland, N.A. (in organization).

Item 3  Legal Proceedings

      In the ordinary course of operations, TransCommunity and the Banks expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against TransCommunity or any of the Banks which, if determined adversely, would have a material effect on the business, results of operations, or financial position of TransCommunity or any of the Banks. Litigation brought against the Bank of Powhatan for breach of contract, as previously reported in TransCommunity's Form 10-QSB for the quarter ended September 30, 2001, was settled during the fourth quarter of 2001.

Item 4  Submission of Matters to a Vote of Security Holders

      During the quarter ended December 31, 2001, no matters were submitted for a vote of security holders.

PART II

Item 5  Market for Common Equity and Related Stockholders Matters

(a) At present there is no public trading market for TransCommunity's common stock. TransCommunity'stransfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572.

(b)   On March 15, 2002, TransCommunity had approximately 1,840 shareholders.

(c)   Dividends

      TransCommunity has not declared or distributed any cash dividends to its shareholders and it is not likely that any cash dividends will be declared for several years. The Board of Directors of TransCommunity intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of TransCommunity and the Bank of Powhatan, N.A., the Bank of Goochland and the Bank of Louisa, N.A.for the foreseeable future. The future dividend policy of TransCommunity is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements, and general business conditions. TransCommunity's ability to distribute cash dividends will depend entirely upon the Banks' abilities to pay dividends to TransCommunity. As national banks, the Banks will be subject to legal limitations on the amount of dividends each is permitted to pay. Futhermore, neither the Banks nor TransCommunity may declare or pay a cash dividend on any of their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See "Government Supervision and Regulation--Payment of Dividends."

(d) During a portion of 2000 and 2001, TransCommunity sold subscriptions for the purchase of shares of common stock to the organizing directors of TransCommunity and the organizing directors of Bank of Goochland and Bank of Louisa. All subscriptions were for the purchase of shares of common stock at $10 per share. No underwriter was involved in this subscription offering. The organizing directors subscribed for an aggregate of 102,650 shares of common stock and paid aggregate subscription proceeds of $1,026,500. TransCommunity made this subscription offering only to residents of Virginia who were accredited investors and in making this subscription offering relied upon the exemptions from registration in sections 3(a)(11) and 4(2) of the Securities Act of 1933.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

TransCommunity Bankshares, Incorporated

      TransCommunity Bankshares, Incorporated ("TransCommunity") was organized and incorporated under the laws of the Commonwealth of Virginia on March 16, 2001, and received approval from the Board of Governors of the Federal Reserve System to become a bank holding company effective August 15, 2001. Also, effective August 15, 2001, 670,936 shares of common stock of TransCommunity were issued in exchange for all the common stock of the Bank of Powhatan, N.A. ("Bank"). As a result of the transaction, TransCommunity is the successor to the Bank of Powhatan, N.A., and all transactions prior to March 16, 2001, included in the financial statements, reflect transactions of the Bank of Powhatan, N.A. In addition, TransCommunity has filed applications with, and received preliminary approval from, the Comptroller of the Currency to establish two new independent community banks in the central Virginia area: the Bank of Goochland, N.A. and the Bank of Louisa, N.A.

      TransCommunity is currently engaged in a non-underwritten public offering of 1,500,000 shares of its common stock at a purchase price of $10 per share. TransCommunity intends to use the proceeds of the offering to capitalize the two proposed Banks, and for general corporate purposes. As of March 18, TransCommunity had raised $1,431,400 in the offering through the sale of 143,140 shares.

      Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of the consolidated financial statements. Our single most critical accounting policy relates to our reserve for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves may be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the discussion on "Provision for Loan Losses" below.

The Bank of Powhatan, N.A. and Main Street Mortgage and Investment Corporation

      The Bank of Powhatan, N.A. was organized as a national bank in 1999 and commenced its general banking operation on March 20, 2000, providing services to businesses and individuals. On January 1, 2001, the Bank acquired Main Street Mortgage and Investment Corporation ("Main Streeet") as a wholly owned subsidiary.

      Through December 31, 2001 the Bank of Powhatan, N.A. has been able to attract deposits of $21,586,171 and loans of $15,396,755. Based on current acceptance by the community and the growth to date, management believes that the prospects for the Bank are excellent.

      The Bank of Powhatan's and Main Street's loss as a percentage of average assets and capital is as follows:

                                                    Year Ended December 31,
                                                       2001        2000

      Net Loss/Average Assets                        (2.61)%      (.70)%
      Net Loss/Average Capital                       (8.88)%      (.79)%

Consolidated

      For the year ended December 31, 2001, TransCommunity had a net loss of $1,398,474 of which $847,512 represented organizational and start up expenses of TransCommunity, and $550,962 represented operating losses of the Bank of Powhatan, N.A. and Main Street. Schedule I presents selected consolidated financial data for TransCommunity for 2001 and for Bank of Powhatan, N.A. for 2000.

Net Interest Margin

      The Bank of Powhatan's net interest margin was 4.33% for the year 2001, compared with 6.01% for the year 2000. Since the Bank opened for business on March 20, 2000, the prior year net interest margin is not indicative of the net interest margin for a mature bank. During 2000, the Bank had large amounts of interest free capital that were invested in fed funds and short term bonds which have lower yield than loans. As the amount of interest bearing deposits increases in relationship to interest free capital, the net interest margin decreases. The net interest margin for 2001, compares favorably with other community banks, however, management anticipates it will continue to offer favorable rates on loans and deposits to attract new customers.

      The Bank of Powhatan's net interest margin analysis and average balance sheets are shown in Schedule II and the effect of rate-volume change on net interest income is shown in Schedule III.

Provision for Loan Losses

      The Bank of Powhatan's provision for loan losses for 2001 was $197,000, resulting in an allowance for loan losses at December 31, 2001, of $235,000 (1.53% of total loans). The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The Bank's methodology considers both disbursed loans and commitments to extend credit. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As the Bank matures, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any potential problem loans as of December 31, 2001.

Noninterest Income

      Noninterest income increased from $10,465 for 2000 to $994,810 for 2001. The increase is due to commissions and other income received by Main Street of $929,219 and fees received by the Bank Powhatan of $52,126. During 2001, Main Street originated loans of approximately $60 million. Noninterest income as a percentage (annualized) of average assets for 2001 was 4.72%

Noninterest Expense

      Noninterest expense increased from $561,315 for 2000 to $2,970,531 for 2001. Of the total noninterest expense, expenses of $981,943 were incurred by Main Street and $847,512 were incurred by TransCommunity. The expenses of Main Street are mostly salaries and commissions related to origination fees on mortgage loans. The expenses of TransCommunity relate mainly to organizational and start up cost of the holding company and two proposed new banks. Because the Bank opened for business on March 20, 2000, the noninterest expenses for 2000, were significantly less than the full year 2001. The increase was due to additional staffing, the general growth in operations and the acquisition of Main Street. Noninterest expense, of the Bank and Main Street, as a percentage of average assets for 2001, was 10.08%.

Income Taxes

      No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that the Bank will produce taxable income in the future which can be offset by loss carryforwards from the current period.

Investment Portfolio

      Total investment securities of the Bank of Powhatan, N.A. increased from $6,363,000 at December 31, 2000 to $9,192,000 at December 31, 2001. The Bank
invests in low risk U. S. Agency Securities in order to maintain a high level of earning assets, provide liquidity, and to secure public deposits. Management strives to match the maturities of investments to meet projected liquidity needs, manage interest rate sensitivity and maximize earnings. Schedules showing the book value, maturities and weighted average interest rates of the investment portfolio are shown in Note 4 to the financial statements.

Loans

      Total loans have increased $12,401,760 during 2001 to $15,396,755 at December 31, 2001.

      Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                            December 31,
          Type                                            2001       2000
          ----                                            ----       ----

      Commercial, financial, and agricultural          $  8,446    $   812
      Real estate -construction                           1,207        156
      Real estate -mortgage                               2,865        685
      Installment loans to individuals                    2,879      1,342
                                                        -------     ------

      Total loans                                      $ 15,397    $ 2,995
                                                        =======     ======

Concentration of Credit Risk

      The Bank of Powhatan, N.A. has a concentration in the logging and lumber industry. Loans to this industry amount to approximately 9% of the total loan portfolio.


Nonaccrual, Past Due and Restructured Loans

      At December 31, 2001, the Bank of Powhatan, N.A. did not have any loans classified as non-accrual, past due more than ninety days or restructured. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

                                                                 Percent of
                                                               loans in each
      Balance at end of period                                  category to
            applicable to                               Amount  total loans
  ------------------------------                        ------  -----------

      Commercial, financial and agricultural         $ 147,105       55%
      Real estate - construction                        14,430        7%
      Real estate - Mortgage                            37,011       19%
      Installment loans to individuals                  36,454       19%
                                                      --------     ----

                                                     $ 235,000      100%
                                                      ========     ====

Bank Premises and Equipment

     Total Bank Premises and Equipment increased from $970,575 at December 31, 2000 to $2,102,207 at December 31, 2001. The Bank of Powhatan, N.A. completed construction of its permanent building in March of 2001 and operations were moved from the modular building to the new building. A schedule of Bank Premises and Equipment is shown in Note 7 to the financial statements. The construction in progress at December 31, 2001 included architectural and engineering costs of $48,848 relating to the proposed new Banks.

Deposits

      The Bank of Powthatan's deposits increased $16,609,763 during 2001 to $21,586,171 at December 31, 2001. A schedule of deposits by type is shown in the statements of condition. Time deposits of $100,000 or more equaled 27% of total time deposits at December 31, 2001.

Capital

      TransCommunity's capital as a percentage of total assets was 23% at December 31, 2001, and 56% at December 31, 2000, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At December 31, 2001, TransCommunity had liquid assets of approximately $4 million in the form of cash, federal funds sold and short term investments. Management believes that the liquid assets are adequate at December 31, 2001. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Bank of Powhatan, N.A. also has the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Bank's short term or long term liquidity. Capital expenditures in the near future will be purchased using liquid assets.

      At December 31, 2001, TransCommunity had a negative cumulative Gap Rate Sensitivity Ratio of 14.26% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank.

      Schedule IV contains an analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities.

      There are no off-balance-sheet items that should impair future liquidity.

Employees

      At December 31, 2001, TransCommunity had thirty-seven full-time equivalent employees, including fourteen at the Bank of Powhatan, N.A., nineteen at Main Street and four at TransCommunity. The number of new employees hired during 2002 will depend on the continued growth in operations of the Bank of Powhatan, N.A. and the successful opening of the two proposed banks. At December 31, 2000, the Bank had seven full-time equivalent employees.

Parent Company Only

      From inception on March 16, 2001 through December 31, 2001, TransCommunity incurred operating expenses of $847,512. A list of those expenses by type is shown in the Statement of Income for TransCommunity included in Note 24 to the financial statements. Those expenses related to a number of undertakings, which were completed by or coordinated by TransCommunity using various consultants. Initial efforts were directed towards organizing the bank holding company, and obtaining approval from the various regulatory agencies for, and implementing the holding company reorganization with, the Bank of Powhatan. Efforts were then focused on organizing the two proposed national banks, and obtaining regulatory approvals for the banks. Actions relating to the approval process for the two new national banks included extended application processes with the Comptroller of the Currency and related organizational activities, including negotiating site purchases, preparing building plans, recruiting senior management and developing policies. In addition to the operating expenses, the following expenses were deducted from the proceeds of the stock subscriptions reported in the Consolidated Statement of Stockholders' Equity: expenses of $110,165 which were incurred by the organizers prior to incorporation and expenses of $217,189 which were allocated to the cost of the non-underwritten public offering.

SCHEDULE I

                     TRANSCOMMUNITY BANKSHARES, INCORPORATED
                             SELECTED FINANCIAL DATA



     The following table provides consolidated data for TransCommunity for the year 2001 and data for the Bank of Powhatan, N.A. for the year 2000.

Income Statement Data:               2001          2000
                     (In thousands, except ratios and per share amounts)

Net interest income              $     774      $    441
Provision for loan losses              197           (38)
Other income                           995            10
Other expenses                       2,971          (561)
Income tax expense                       0             0
Net loss                            (1,398)         (147)

Per Share Data:
Net loss                             (2.06)         (.22)
Cash dividends                         N/A           N/A
Book value                            8.44          9.57
Average shares outstanding         679,784       670,543

Balance Sheet Data:
Assets                              28,600        11,562
Loans, net of unearned income
   and allowance for loan losses    15,162         2,957
Total investment securities          9,192         6,363
Deposits                            21,586         4,979
Stockholders' equity                 6,520         6,421

Operating Ratios:

Net loss on average assets           (6.64)%       (1.88)%
Net loss on average equity          (22.54)%       (2.27)%
Dividend payout ratio                  N/A           N/A

Capital Ratios:
Bank Only
   Leverage                             22%          104%
   Risk-based:
    Tier 1 capital                      32%          118%
    Total capital                       33%          119%
Consolidated
   Total equity to total assets         23%           56%

Average equity to average assets        29%           82%

SCHEDULE II


                          TRANSCOMMUNITY BANKSHARES, INCORPORATED
                                NET INTEREST MARGIN ANALYSIS
                                    AVERAGE BALANCE SHEET
                        FOR THE YEARS ENDED DECEMBER 31,2001 AND 2000

                                      2001                             2000
                         ---------------------------     ---------------------------------
                                              Average                              Average
                         Average   Interest    Rates     Average      Interest      Rates
                         Balance   Income or  Earned or  Balance     Income or    Earned or
                          Sheet     Expense     Paid      Sheet       Expense       Paid
                        ---------  --------   ------    ---------    ---------     -------


Assets:
  Loans (including
   fees)             $ 8,519,387   $ 875,307    10.27%   $  706,149   $  77,545     10.98%
  Federal funds
   sold                2,886,049     113,440     3.93%    2,058,268     132,789      6.45%
  Investments          6,462,694     388,775     6.02%    4,468,319     267,086      5.98%
                       ---------    --------    -----     ---------    --------     ------

  Total Earning
   Assets             17,868,130   1,377,522     7.71     7,232,736     477,420      6.60%
                                   ---------    ------                 --------      ----
  Allowance for
   loan losses          (118,000)                           (11,000)
  Non-earning
   assets              3,742,997                            625,655
                        ---------                          ---------

Total Assets         $21,493,127                        $ 7,847,391
                      ==========                         ==========

Liabilities and Stockholders' Equity:
  Deposits:
   Demand: Interest-
     bearing         $ 2,457,254   $  63,594     2.59%   $  371,836   $  11,911      3.20%
   Savings deposits      806,051      22,103     2.74%      131,152       4,034      3.08%
   Other time
     deposits          9,326,379     508,034     5.45%      417,699      24,967      5.98%
                       ---------    --------     -----     --------     -------      -----

  Total Deposits      12,589,684     593,731     4.72%      920,687      40,912      4.44%

  Other borrowed
   funds                 110,977       9,544     8.60%       21,906       1,972      9.00%
                       --------     --------    -----      --------     --------     ----

  Total interest-
   bearing
   liabilities        12,700,661     603,275     4.75%      942,593      42,884      4.55%
                                   ----------   ------                  -------     -------

  Noninterest-bearing
   deposits            2,051,816                            354,297
  Other liabilities      270,245                             45,160
                         --------                          --------

  Total Liabilities   15,022,722                          1,342,050

  Stockholders'
     equity            6,470,405                          6,505,341
                      ----------                          ---------

Total Liabilities
  and
  Stockholders'
  equity             $21,493,127                         $7,847,391
                     ===========                         =========

  Net Interest Earnings            $ 774,247                          $ 434,536
                                   =========                           =======

  Net Yield on Interest-
   Earning Assets                                4.33%                               6.01%
                                                 =====                              =====


SCHEDULE III

                     TRANSCOMMUNITY BANKSHARES, INCORPORATED
               EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                            (In thousands of dollars)

                                      2001 Compared to 2000
                                      Increase (Decrease)
                              Volume          Rate          Total
Interest Income

Assets:
   Loans (including fees)  $  857,894     $  (60,132)    $  797,762
   Federal funds sold          53,392        (72,741)       (19,349)
   Investments                119,264          2,425        121,689
                            ---------      ---------      ---------

   Total earning assets     1,030,550       (130,448)       900,102
                            ---------      ---------      ---------

Interest Expense
   Demand deposits             66,733        (15,050)        51,683
   Savings                     20,787         (2,718)        18,069
   Time Deposits              532,739        (49,672)       483,067
                            ---------      ---------      ---------

   Total deposits             620,259        (67,440)       552,819

Other borrowed funds            8,016           (444)         7,572
                            ---------      ---------      ---------

   Total interest-bearing
    liabilities               628,275        (67,884)       560,391
                            ---------      ---------      ---------

Net Interest Earnings      $  402,275     $  (62,564)    $  339,711
                            =========      =========      =========



Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

SCHEDULE IV

                     TRANSCOMMUNITY BANKSHARES, INCORPORATED
                          INTEREST SENSITIVITY ANALYSIS

                               91-365      1 to 5     Over 5
                                Days        Years      Years       Total
Uses of Funds:

Loans:
   Commercial              $  4,310,376  $1,465,466  $2,852,967  $ 8,628,809
   Real estate                2,122,912   2,508,815      68,362    4,700,089
   Installment                  795,334   1,272,523                2,067,857
                            -----------   ---------   ---------   ----------

   Total Loans                7,228,622   5,246,804   2,921,329   15,396,755

Federal funds sold              485,000                              485,000
Investment securities
   at cost                    2,499,842   1,000,000   4,199,375    7,699,217
Investment securities at
   fair value                                         1,492,847    1,492,847
                            -----------   ---------   ---------   ----------

Total                      $ 10,213,464  $6,246,804  $8,613,551  $25,073,819
                             ==========   =========   =========   ==========

Sources of Funds:

Demand Deposits
   Interest bearing        $  2,355,015  $           $           $ 2,355,015
Savings accounts              1,538,786                            1,538,786
Time Deposits:
   Under $100,000             6,470,654   3,370,833                9,841,487
   Over $100,000              3,307,784     405,156                3,712,940
                            -----------   ---------   ---------   ----------

   Total Deposits            13,672,239   3,775,989               17,448,228

Borrowings                      115,588                              115,588
                            -----------   ---------   ---------   ----------

Total                        13,787,827   3,775,989               17,563,816
                            -----------   ---------   ---------   ----------

Discrete Gap                 (3,574,363)  2,470,815   8,613,551    7,510,003
Cumulative Gap               (3,574,363) (1,103,548)  7,510,003

Ratio of Cumulative Gap
   to Total Earning Assets       -14.26%      -4.40%      29.95%
                             ==========  ==========  ==========

Item 7  Financial Statements

Financial statements are attached as Appendix A.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None noted.

Item 9 Director, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Currently, TransCommunity's Board of Directors consists of fourteen directors. The following sets forth certain information regarding TransCommunity's directors and executive officers as of March 15, 2002 and for previous periods of at least five years. The TransCommunity's Articles of Incorporation provide for a classified Board of Directors, so that, as nearly as possible, one-third of the directors will be elected each year to serve three-year terms. Executive officers of TransCommunity serve at the discretion of TransCommunity's Board of Directors.

    Name (Age)                                Principal Occupation

Dean P. Agee (66)                    Retired; Former Clerk of the Circuit
                                     Court, Louisa County, VA; Director, Bank of
                                     Louisa, N.A. (in organization)

Thomas M. Crowder (45)               Executive Vice President, Guilford,
                                     Company, Richmond, Virginia; Director,
                                     Bank of Goochland (in organization)

Stan A. Fischer (61)                 President, Fischer Business Interiors, Inc.
                                     Richmond, Virginia; Director, Bank of
                                     Goochland, (in organization)

Susan B. Hardwicke (49)              Ph.D. President, Action & Change
                                     Technologies,  Inc.

Richard W. Mayhew (50)               President, Main Street Mortgage and
                                     Investment Corporation, Richmond,
                                     Virginia. Chief Financial
                                     Officer; Secretary and Treasurer,
                                     TransCommunity;  Director, Bank of Louisa,
                                     N.A. (in organization)

Julian C. Metts, Jr. (66)            Orthodontist, Cumberland, Virginia;
                                     Director, Bank of Powhatan, N.A.

James L. Minter (62)                 Owner, J. L. Minter Electrical
                                     Contractor, Richmond, Virginia; Owner,
                                     Swansboro Mechanical, Inc., Richmond,
                                     Virginia, Director, Bank of Powhatan, N.A.

John W. Pretlow, Jr. (61)            Owner, John W. Pretlow Insurance Agency,
                                     Inc. Richmond, Virginia

John J. Purcell, Jr. (64)            Secretary & Treasurer, J.S. Purcell
                                     Lumber Corporation, Louisa, VA; former
                                     Member, Board of Supervisors, Louisa
                                     County, VA; Chairman, Director, Bank of
                                     Louisa, N.A. (in organization)

George W. Rimler (59)                Professor of Management, Virginia
                                     Commonwealth University, Richmond,
                                     Virginia. Director, Virginia
                                     Family Business Forum

Curry A. Roberts (43)                President, PM Beef Holdings, LLC,
                                     Richmond, Virginia; Director, Southern
                                     States Cooperative, Inc.; Director,
                                     Bank of Goochland (in organization)

John J. Sponski (61)                 Retired. Former Executive Vice
                                     President, Bank of America Corporation;
                                     Chairman, Director,  Bank of
                                     Goochland (in organization)

John C. Watkins (54)                 President, Watkins Nursery, Inc.,
                                     Midlothian, Virginia; Member, Virginia
                                     State Senate; Director, Bank of Powhatan,
                                     N.A.

William C. Wiley (55)                Chairman and Chief Executive Officer,
                                     TransCommunity; Chairman, Bank of Powhatan,
                                     N.A., Powhatan, Virginia; Chairman,
                                     President and Chief Executive Officer of
                                     DPO Holdings Inc., Richmond, Virginia

Terms for the directors of TransCommunity expire as follows: 2002 - Mayhew, Minter, Roberts and Watkins; 2003 - Hardwicke, Crowder, Pretlow, Purcell and Rimler; 2004 - Agee, Fischer, Metts, Sponski and Wiley.

Compensation of Directors

      The Board of Directors of TransCommunity does not currently receive compensation for attending meetings of the Board of Directors or Committees, or for special assignments.

Executive Officers of TransCommunity Who Are Not Directors

      Bruce B. Nolte (55) - President and Chief Operating Officer. A native of Richmond, Virginia, Mr. Nolte has more than 20 years' experience in the
financial  services  industry.   Most  recently,  he  served as  Executive  Vice
President and General Counsel of a subsidiary of First Tennessee Bank, N.A. Mr. Nolte is a graduate of the U.S. Military Academy, and holds a law degree from the University of Richmond.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act requires directors and executive officers, and any persons holding more than 10% of the Company's Common Stock, to report their initial ownership of the Company's equity securities and any subsequent changes in that ownership to the Securities and Exchange Commission. Based solely on a review of Forms 3 and 4 furnished to TransCommunity during or with respect to its most recent fiscal years, the Company is not aware of any transactions in securities of the Company requiring the filing of any required report during or for the year ended December 31, 2001, that were not timely filed except for one late Form 4 filing for each of Messrs. Agee, Metts, Minter, Nolte, Purcell, and Ms. Hardwicke, which filings were made in February 2002, to reflect purchases of shares effective December 19, 2001.

Item 10 Executive Compensation

Summary

      The following table sets forth a summary of certain information concerning the compensation paid by TransCommunity for services rendered in all capacities during the years ended December 31, 2000 and 2001, to the named executive officer

                           Summary Compensation Table

                               Annual Compensation

  Name and                                                    All Other
Principal Position       Year       Salary       Bonus   Compensation (1)(2)

William C. Wiley         2001    $  97,375      $25,000          ---
Chairman and CEO         2000    $  53,000        ---            ---
  of TransCommunity

Bruce B. Nolte           2001    $  87,833      $12,500          ---
President and COO
  of TransCommunity

Richard W. Mayhew        2001    $ 120,000(3)     ---            ---
President and CEO of
  Main Street and CFO
  of TransCommunity

(1) Does not include certain perquisites and other personal benefits, the amount of which are not shown because the aggregate amount of such compensation during the year did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

(2) Options to acquire 5,850 shares of common stock were awarded during 2001 to Mr. Wiley for his services as an organizing director of Bank of Powhatan. See "Stock Option Plan" below.

(3) Mr. Mayhew's salary was paid by Main Street for Mr. Mayhew's services as president and chief executive officer of Main Street. Mr. Mayhew draws no compensation from TransCommunity for his services as chief financial officer of TransCommunity.

Employment Agreements

      On March 13, 2001, the organizing directors of TransCommunity and Mr. Wiley entered into an employment agreement for Mr. Wiley's services as chairman and chief executive officer that provided for an annual salary of $118,500. On April 16, 2001, TransCommunity and Mr. Nolte entered into a three year employment agreement for Mr. Nolte's services as president that provided for an annual salary of $124,000.

      Effective June 27, 2001, the holding company and Mr. Wiley entered into a revised employment contract under which Mr. Wiley will serve as Chairman of the Board of Directors and Chief Executive Officer of TransCommunity with the responsibility for performing such services and duties as the Board of Directors may designate. Under the contract, Mr. Wiley is entitled to an annual base salary of $140,000. In addition, Mr. Wiley may earn a bonus in 2001 of up to $50,000 based on meeting specified performance goals. Other benefits include term life insurance and health and disability insurance coverage.

      The contract is for a term of three and a half years. Mr. Wiley serves at the pleasure of the TransCommunity Board of Directors. If, during the term of the contract, Mr. Wiley's employment is terminated without cause, Mr. Wiley will be entitled to a severance payment equal to his annual salary at that time. The contract also contains non-competition covenants for a period of one year following termination of Mr. Wiley's employment.

      Mr. Wiley's contract provides that he will be granted options to purchase 30,000 shares of common stock of TransCommunity, subject to adjustment in certain circumstances, at an exercise price of not less than the fair market value at the date of grant. The options will vest in three equal annual installments as of the first, second and third anniversary of the date of grant. The vesting of the options is subject, however, to certain conditions. Specifically, vesting of the first installment is subject to TransCommunity's assets at the end of its first fiscal year exceeding the amount of assets projected in pro forma statements submitted to the Comptroller of the Currency in connection with Bank of Powhatan, N.A.'s application to be chartered as a national bank. Vesting of the second and third installments is based upon assets meeting or exceeding budgeted growth targets to be fixed annually by the TransCommunity Board of Directors.

      Effective June 27, 2001, TransCommunity and Mr. Nolte also entered into a revised employment agreement to serve as President and Chief Executive Operating Officer of TransCommunity. The terms of Mr. Nolte's contract are similar to Mr. Wiley's contract, except that Mr. Nolte's annual base salary will be $124,000, and his potential bonus for 2001, based upon meeting specified performance goals, will be up to $25,000. Also, Mr. Nolte's contract provides that he will receive options for the purchase of 21,000 shares of common stock, subject to adjustment in certain circumstances, vesting over three years on the same terms and subject to the same condition to vesting as apply to Mr. Wiley.

Stock Option Plan

     The Board of Directors of the Bank of Powhatan, N.A. adopted a stock option plan effective May 8, 2001. The stock option plan of Bank of Powhatan, N.A. was assumed by TransCommunity in connection with the reorganization whereby Bank of Powhatan, N.A. became a wholly-owned subsidiary of TransCommunity. The plan was amended and restated effective December 19, 2001 to include limitations on options granted in connection with services to a National Banking Association.

      The plan is administered by the Stock Option Committee of TransCommunity's Board of Directors, which consists entirely of the non-employee directors of TransCommunity. The Stock Option
Committee has the power, among others, to determine the employees and directors to whom awards shall be made. In administering the plan, the committee generally has the authority to determine the terms and conditions upon which awards may be made and exercised, but no option will be exercisable in any event after ten years from its grant, to determine terms and provisions of each written agreement evidencing an award, to construe and interpret the plan and the agreements, to establish, amend or waive rules or regulations for the plan's administration, to accelerate the exercisability of any award, the end of any performance period or termination of any period of restriction, and to make all other determinations and take all other actions necessary or advisable for the administration of the plan. The members of the Stock Option Committee are indemnified by TransCommunity against the reasonable expenses incurred by them, including attorney's fees, in the defense of any action, suit or proceeding, or any appeal therein to which they may be a party by reasons of any action taken or failure to act under the plan.

      The plan provides that options for up to 67,000 shares of TransCommunity's common stock may be issued to employees and directors under the plan. The Committee will adjust the number of shares subject to each outstanding award, the exercise price and the aggregate number of shares from which grants or awards may be made in order to reflect such events as stock dividends, stock splits, recapitalizations, mergers, consolidations or reorganizations by TransCommunity.

      Subject to the terms, conditions and limitations of the plan, the Committee may modify, extend or renew outstanding awards, or, if authorized by the Board, accept the surrender of outstanding awards and authorize new awards in substitution therefor, including awards with lower exercise prices or longer terms than the surrendered awards. The committee may also modify any outstanding agreement, provided that no modification may adversely affect the rights or obligations of the recipient without the consent of the recipient.

      The Board of Directors may terminate, amend or modify the plan from time to time in any respect, unless the particular amendment or modification would adversely affect any optionee in which case the consent of the optionee would be required. Any such amendment may be effected without shareholder approval except to the extent that such approval is required by the Internal Revenue Code of 1986, as amended, pursuant to the rules under Section 16 of the Securities Exchange Act of 1934, by any national securities exchange or system on which the stock is then listed or reported, by any regulatory body having jurisdiction with respect thereto, or under any other applicable laws, rules or regulations.

      Employees and directors of TransCommunity and any subsidiaries (including any director who is also an employee) who are selected by the Committee are eligible for awards under the plan. Such employees include any employee of TransCommunity and any subsidiaries, regardless of title or position. An employee may not be granted options covering more than 10,000 shares in any calendar year (determined without regard to options granted to directors, including any employee director). A director may not be granted options covering more than 7,500 shares in any calendar year (determined without regard to options granted to employees, including any employee director).

      The exercise price of an award may not be less than 100% of the fair market value of the shares on the award date. Unless the committee determines otherwise, one-third of an award to an employee (in his capacity as such if he is both an employee and a director) becomes vested and exercisable on each of the first three anniversaries of the award date and may only be exercisable while the employee is employed by TransCommunity or its subsidiaries. Unless the committee determines otherwise, one-third of an award to a director (in his capacity as such if he is both an employee and a director) becomes vested and exercisable on each of the first three anniversaries of the award date. The full award becomes immediately vested and exercisable if the director's service as a director terminates on account of his death, his retirement in accordance with any company policy on mandatory retirement for directors, his permanent and total disability or his failure to be reelected after requesting to stand for reelection. Unless otherwise provided by the Committee, each award becomes vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity's capital falls below its minimum requirements, as determined by its state or federal primary regulator, and TransCommunity's primary federal regulator so directs TransCommunity to require such exercise or forfeiture.

      All options awarded to date have an exercise price of $10.00 per share and a term of ten years. One-third of the options will vest annually in each of the first three years. The options will automatically vest in the event of a change of control of TransCommunity. The option awards to directors of the Bank of Powhatan, N.A. were made by the Stock Option Committee taking into consideration the relative "at risk" capital contributions made to Bank of Powhatan, N.A. to finance its initial organizational stage, attendance at bank board meetings, committee responsibilities, and efforts to enhance Bank of Powhatan, N.A.'s business with new customers and potential customers. Options for the purchase of an aggregate of 45,575 shares of stock have been awarded to various directors and employees of Bank of Powhatan, N.A. See Item 11 below.

Item 11 Security Ownership of Directors and Executive Officers of TransCommunity

      The following table sets forth information as of March 15, 2002, regarding the number of shares of TransCommunity common stock beneficially owned by the directors of TransCommunity and by all directors and executive officers of TransCommunity as a group. Beneficial ownership includes shares, if any, held in the name of the spouse, minor children or other relatives of the nominee living in such person's home, as well as shares, if any, held in the name of another person under an arrangement whereby the director or executive officer can vest title in himself at once or at some future time.

                                           Common Stock
                                           Beneficially
Name                                       Owned(1)(2)       Percentage of Class

Board of Directors:
Dean P. Agee                                    1,000                 *
Thomas M. Crowder                                 500                 *
Stan A. Fisher                                  5,000                 *
Susan B. Hardwicke                              4,000                 *
Richard W. Mayhew                              10,000                 1.09%
Julian C. Metts, Jr.                           16,000                 1.75%
James L. Minter                                 7,500                 *
John W. Pretlow, Jr.                            1,000                 *
John J. Purcell, Jr.                            5,000                 *
George W. Rimler                                5,100                 *
Curry A. Roberts                                2,600                 *
John J. Sponski                                 5,250                 *
John C. Watkins                                 2,500                 *
William C. Wiley                                4,000                 *

Executive Officers:
Bruce B. Nolte                                   2200                 *

All TransCommunity  executive officers and
   directors as a group (15 persons)           71,650                 7.82%

---------------
*     Less than one percent (1%) of class.

(1) For purposes of this table, beneficial ownership has been determined in accordance with the provision of Rule 13d-3 of the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he has the right to acquire beneficial ownership of the security within sixty days.

(2) Excludes shares awarded to directors of the Bank of Powhatan, N.A. under TransCommunity's stock option plan, as follows: Mr. Anderson--2,900; Ms. Ball--3,825; Mr. Duncan--3,300; Mr. Keller--1,000; Mr. Maxey--2,650; Mr.
      Metts--4,150;  Mr. Minter--5,925;  Mr. Pryor--1,675;  Mr.  Watkins--3,200;
      Mr. Whitlow--4,400; Mr. Wiley--5,850; and Mr. Yates--4,400. No portion of such shares vest until the first anniversary of the date of grant, which was May 16, 2001.

Security Ownership of Certain Beneficial Owners

      No person is known to be the beneficial owner of more than five percent of the issued and outstanding common stock of TransCommunity.

Item 12 Certain Relationships and Related Transactions

      Directors and officers of TransCommunity and persons with whom they are associated have had, and expect to have in the future, banking transactions with Bank of Powhatan, N.A. or the two new banks in the ordinary course of their businesses. In the opinion of management of TransCommunity, all such loans and commitments for loans that have been made to these individuals were made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with other persons, were made in the ordinary course of business, and do not involve more than a normal risk of collectibility or present other unfavorable features.

      Mr. Wiley, Chairman and Chief Executive Officer of TransCommunity and chairman of Bank of Powhatan, N.A., also serves as Chairman of the Board and is a majority shareholder of DPO Holdings, Inc. ("DPO"), a privately held consulting and management corporation. DPO provided certain consulting services to the organizers of TransCommunity prior to its incorporation and has provided similar services to TransCommunity since its incorporation in connection with the organizational activities of the Banks. These services have included, among other things, assistance in developing the information required to complete the applications required in connection with the formation of TransCommunity and the reorganization with the Bank of Powhatan, N.A., as well as with the regulatory approvals for the Bank of Goochland, N.A. and the Bank of Louisa, N.A.

      DPO was paid $37,000 in 2000 by the pre-incorporation organizers of TransCommunity. In 2001, DPO was paid $45,000 by the pre-incorporation organizers of TransCommunity through March 16, 2001. Subsequent to its incorporation on March 16, 2001, TransCommunity paid $20,000 and $12,500 for services rendered by DPO through June 30, 2001. On July 11,
2001, TransCommunity entered into a new agreement with DPO under which DPO was to provide consulting services concerning the applications for regulatory approvals for the two new Banks, strategic planning and project management, as well as accounting services and the administration of TransCommunity's website activities. Payments of $75,000 were paid during 2001 under the contract. The contract has been extended through June 30, 2002 at $10,000 per month.

      The consulting service relationship between DPO and TransCommunity has been fully disclosed to and approved by the Board of Directors of TransCommunity and is believed by management to be on terms at least as favorable to TransCommunity as could otherwise be obtained from other unrelated third parties. Mr. Wiley draws no salary from DPO and has not received, directly or indirectly, any portion of the fees paid to DPO for the consulting services it has provided. All such amounts have been used to pay operating fees of DPO, including salaries and other compensation of employees of DPO, other than Mr. Wiley, who have provided the services to TransCommunity.

      On January 4, 2001 MSM Acquisition Co., a subsidiary of the Bank of Powhatan N. A. purchased substantially all the assets of Main Street Mortgage and Investment Corporation (MSM) from Richard W. Mayhew, who was subsequently appointed a Director and CFO of TransCommunity. In addition to a cash payment of $231,176, MSM issued a non-interest-bearing note payable for $115,588 due January 4, 2002. MSM also issued a non-interest-bearing note payable for $115,588 due on or after January 30, 2003, contingent upon having earned a certain cumulative profit from operation of the business. The Board of Directors of the Bank of Powtahan, N.A. approved the terms of the purchase. From the proceeds of the sale, Mr. Mayhew used $100,000 to purchase 10,000 shares of common stock of TransCommunity.

Item 13.    Exhibits and Reports on 8-K

(a)   Exhibits

      The following exhibits are filed as part of this Form 10-KSB

      Exhibit No.    Description of Exhibits

         2.1 Amended and Restated Agreement and Plan of Reorganization between TransCommunity Bankshares Incorporated and Bank of Powhatan, N.A. dated as of May 9, 2001 (2)

         3.1     Articles of Incorporation of TransCommunity (2)

         3.2     By-laws of TransCommunity (2)

         4.0     Form of Common Stock Certificate (2)

        10.1 Consulting Agreement by and between TransCommunity Bankshares, Inc. and DPO Holdings, Inc., dated as of July 11, 2001 (1)

       10.2(a) Employment Agreement by and between TransCommunity Bankshares, Inc. and William C. Wiley, dated June 27, 2001 (1)

       10.2(b) Employment Agreement by and between TransCommunity Bankshares, Inc. and Bruce B. Nolte, dated June 27, 2001 (1)

       10.2(c) TransCommunity Bankshares Incorporated 2001 Stock Option Plan (Restated effective December 19, 2001) (filed herewith)

        21       List of Subsidiaries of the Registrant (filed herewith)

        (1) Incorporated by reference to Form SB-2 filed by TransCommunity Bankshares Incorporated with the Securities and Exchange Commission on August 29, 2001.
        (2) Incorported by reference to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 17, 2001

(b)   Reports on Form 8-K - None

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRANSCOMMUNITY BANKSHARES,
                                         INCORPORATED


                                          /s/ William C. Wiley
                                         -------------------------------------
                                         William C. Wiley
                                         Chairman and Chief Executive Officer

                                         Date:  March 26, 2002
                                               -------------------------------

                                          /s/ Bruce B. Nolte
                                         -------------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer

                                         Date:  March 26, 2002
                                               -------------------------------

                                          /s/ Richard W. Mayhew
                                         -------------------------------------
                                         Richard W. Mayhew
                                         Secretary, Treasurer and Chief
                                         Financial Officer

                                         Date:  March 26, 2002
                                               -------------------------------

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

        Signature                       Capacity                 Date

/s/ Dean P. Agee                                             March 26, 2002
---------------------------
Dean P. Agee                            Director

/s/ Thomas M. Crowder                                        March 26, 2002
---------------------------
Thomas M. Crowder                       Director


/s/ Stan A. Fischer                                          March 26, 2002
---------------------------
Stan A. Fischer                         Director

/s/ Susan B. Hardwicke                                       March 26, 2002
---------------------------
Susan B. Hardwicke                      Director

/s/ Richard W. Mayhew                                        March 26, 2002
---------------------------
Richard W. Mayhew                 Secretary, Treasurer
                                 Chief Financial Officer
                                      and Director

/s/ Julian C. Metts, Jr.                                     March 26, 2002
---------------------------
Julian C. Metts, Jr.                    Director

/s/ James L. Minter                                          March 26, 2002
---------------------------
James L. Minter                         Director

/s/ John W. Pretlow, Jr.                                     March 26, 2002
---------------------------
John W. Pretlow, Jr.                    Director

                                                             ________, 2002
---------------------------
John J. Purcell, Jr.                    Director

/s/ George W. Rimler                                         March 26, 2002
---------------------------
George W. Rimler                        Director

                                                             ________, 2002
---------------------------
Curry A. Roberts                        Director

/s/ John J. Sponski                                          March 26, 2002
---------------------------
John J. Sponski                         Director

/s/ John C. Watkins                                          March 26, 2002
---------------------------
John C. Watkins                         Director

/s/ William C. Wiley                                         March 26, 2002
---------------------------
William C. Wiley                Chairman, Chief Executive
                                  Officer and Director

                                   APPENDIX A






CONTENTS

                                                                        Page

Independent Auditors' Report                                             F-1

Consolidated Statements of Financial Condition                           F-2
   as of December 31, 2001 and 2000

Consolidated Statements of Income - Years Ended                          F-3
   December 31, 2001 and 2000

Consolidated Statements of Stockholders' Equity - Years                  F-4
   Ended December 31, 2001 and 2000

Consolidated Statements of Cash Flows - Years Ended                      F-5
   December 31, 2001 and 2000

Notes to Consolidated Financial Statements                               F-6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TransCommunity Bankshares, Inc.
Richmond, Virginia


We have audited the consolidated statements of financial condition of TransCommunity Bankshares, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCommunity Bankshares, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


/s/ S. B. HOOVER & COMPANY, L.L.P.




January 11, 2002
Harrisonburg, Virginia

                         TRANSCOMMUNITY BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2001 AND 2000


ASSETS                                                2001         2000

Cash and due from banks (Note 3)                  $   941,995  $    409,671
Federal funds sold                                    485,000       474,204
                                                   ----------   -----------

   Total Cash and Cash Equivalents                  1,426,995       883,875

Securities available-for-sale, at fair
   value (Note 4)                                   1,492,847
Securities held to maturity (fair value
   of $7,662,446 in 2001 and $6,361,520
   in 2000) (Note 4)                                7,699,217     6,363,060

Loans receivable (Note 5 & 14)                     15,396,755     2,994,995
   Allowance for loan losses (Note 6)                (235,000)      (38,000)
                                                   ----------   -----------

   Net Loans                                       15,161,755     2,956,995

Bank premises and equipment, net (Note 7)           1,908,025       929,834
Federal Reserve Bank stock (restricted) (Note 4)      201,300       201,300
Other assets (Note 16)                                710,228       227,036
                                                   ----------   -----------

   Total Assets                                   $28,600,367  $ 11,562,100
                                                   ==========   ===========


LIABILITIES

Deposits:
   Demand deposits:
      Noninterest bearing                         $ 4,137,943  $    769,963
      Interest bearing                              2,355,015     1,417,177
   Savings deposits                                 1,538,786       279,521
   Other time deposits (Note 8)                    13,554,427     2,512,747
                                                   ----------   -----------

   Total Deposits                                  21,586,171     4,979,408

Notes payable                                         115,588
Accrued interest payable                               72,263        13,217
Accrued expenses and other liabilities                306,312       148,698
                                                   ----------   -----------

   Total Liabilities                               22,080,334     5,141,323
                                                   ----------   -----------


STOCKHOLDERS' EQUITY (Notes 9, 10, 17 & 18)

Common stock subscriptions                            803,800
Expenses of current stock offering                   (217,189)
Common stock (5,000,000 shares authorized)
   670,836 shares issued and outstanding
   $2.50 par value                                                1,677,090
   772,586 shares issued and outstanding
   $.01 par value                                       7,726
Paid-in-surplus                                     7,523,617     4,936,918
Accumulated deficit                                (1,591,705)     (193,231)
Accumulated other comprehensive loss                   (6,216)
                                                   ----------   -----------

   Total Stockholders' Equity                       6,520,033     6,420,777
                                                   ----------   -----------

   Total Liabilities and Stockholders' Equity     $28,600,367  $ 11,562,100
                                                   ==========   ===========

        The accompanying notes are an integral part of this statement.

                         TRANSCOMMUNITY BANKSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                       2001         2000
INTEREST AND DIVIDEND INCOME

   Loans, including fees                          $   875,307   $    77,545
   Federal funds sold                                 113,440       132,789
   Debt securities                                    376,697       256,926
   Dividends                                           12,078        10,160
                                                   ----------    ----------

   Total Interest and Dividend Income               1,377,522       477,420
                                                   ----------    ----------

INTEREST EXPENSE

   Deposits
      Demand                                           63,594        11,911
      Savings                                          22,103         4,034
      Time deposits below $100,000                    398,023        12,302
      Time deposits above $100,000                    110,011        12,665
   Other borrowed funds                                 9,544         1,972
   Less:  Interest capitalized                                       (6,858)
                                                   ----------    ----------

   Total Interest Expense                             603,275        36,026
                                                   ----------    ----------

NET INTEREST INCOME                                   774,247       441,394

PROVISION FOR LOAN LOSSES (Note 6)                    197,000        38,000
                                                   ----------    ----------

   Net Interest Income after Provision
      for Loan Losses                                 577,247       403,394
                                                   ----------    ----------

NONINTEREST INCOME
   Service charges                                     24,110         4,619
   Fees and returned checks charges                   109,192         5,846
   Commissions from loan originations                 861,508
                                                   ----------    ----------

   Total Noninterest Income                           994,810        10,465
                                                   ----------    ----------

NONINTEREST EXPENSES
   Salaries and employee benefits (Notes 17 & 19)   1,616,179       296,854
   Occupancy expenses                                 124,199        48,092
   Equipment expenses                                 178,598        38,717
   Other operating expenses (Note 23)               1,051,555       177,652
                                                   ----------    ----------

   Total Noninterest Expenses                       2,970,531       561,315
                                                   ----------    ----------

NET LOSS                                          $(1,398,474)  $  (147,456)
                                                   ==========    ==========

   Net Loss Per Share                             $     (2,06)  $     (0.22)
                                                   ==========    ==========

   Weighted Average Shares Outstanding                679,784       670,543
                                                   ==========    ==========


         The accompanying notes are an integral part of this statement.



                         TRANSCOMMUNITY BANKSHARES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                                          Accumulated
                              Shares of   Common      Expenses of                                             Other        Total
                               Common      Stock        Current       Common       Paid in    Accumulated Comprehensive Stockholders
                                Stock  Subscriptions  Stock Offering   Stock      Surplus       Deficit        Loss        Equity
                             ---------   -----------   ------------  ---------    ---------    ----------  -----------   ----------

Balance, December 31, 1999      661,606    $            $           $1,654,015    $4,867,693   $  (45,775)  $            $6,475,933

Stock Subscriptions Sold          9,230                                 23,075        69,225                                 92,300

Net Loss
                                                                                                 (147,456)                 (147,456)
                              ---------    ----------    --------    --------     ----------     --------    ---------    ---------

Balance, December 31, 2000      670,836                              1,677,090     4,936,918     (193,231)                6,420,777

Common shares subscribed by
  organizing directors and
  officers                                   1,026,500                                                                    1,026,500
Expenses incurred by
  organizers
  prior to incorporation                      (110,165)                                                                    (110,165)
Common shares issued to
  organizing
  directors and officers        102,650       (916,335)                  1,027       915,308

Comprehensive Loss

Net Loss                                                                                       (1,398,474)               (1,398,474)

Unrealized loss on securities
  available for sale                                                                                             (6,216)     (6,216)
                                                                                                                          ----------

  Total comprehensive loss                                                                                               (1,404,690)

Sale of common stock by
  Bank to director                  100                                    250           750                                  1,000

Exchange of TransCommunity
  common stock for Bank of
  Powhatan, N.A.
  common stock                   (1,000)                            (1,670,641)    1,670,641

Expenses of current stock
  offering                                                  (217,189)                                                      (217,189)

Common stock subscribed                        803,800                                                                      803,800
                              --------         ------       -------   --------     ----------  --------        ---------  ---------

Balance, December 31, 2001      772,586      $ 803,800    $ (217,189) $  7,726    $7,523,617  $(1,591,705)     $ (6,216) $6,520,033
                              =========       ========    =========   ========     ========     =========       ========  =========


         The accompanying notes are an integral part of this statement.

                         TRANSCOMMUNITY BANKSHARES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                      2001        2000
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $(1,398,474)  $  (147,456)
   Adjustments to reconcile net loss to net
      cash provided by (used in)
      operating activities:
      Depreciation and amortization                  153,859        40,741
      Provision for loan losses                      197,000        38,000
      Write-down of cost to fair value,
         modular building                                           31,691
      Accretion income                               (44,496)       (7,778)
      Net change in:
         Other assets                               (208,395)      (47,480)
         Accrued interest payable                     59,046        13,217
         Accrued expenses and other liabilities      263,444        88,769
                                                  ----------    ----------

   Net Cash Provided by (Used in) Operating
      Activities                                    (978,016)        9,704
                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Sale of temporary investments held in escrow                    228,651
   Net increase in loans                         (12,401,760)   (2,994,995)
   Purchase of securities held-to-maturity       (20,141,661)  (21,308,198)
   Purchase of securities available-for-sale      (1,499,063)
   Purchase of Federal Reserve Bank stock                         (201,300)
   Proceeds from maturities of securities
      held-to-maturity                            18,850,000    21,233,790
   Purchase of Main Street Mortgage and
      Investment Corporation                        (231,176)
   Release of cash held in escrow account                           31,297
   Deposits on purchases of furnishings
      and equipment                                               (124,653)
   Payments for the purchase of property          (1,177,784)     (837,840)
                                                  ----------    ----------

   Net Cash Used in Investing Activities         (16,601,444)   (3,973,248)
                                                  -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common stock subscriptions        1,720,135        92,300
   Draw on line of credit                                           75,000
   Repayment of draws on line of credit                           (175,000)
   Net change in:
      Demand deposits                              4,305,818     2,044,637
      Savings deposits                             1,259,265       279,521
      Time deposits                               11,041,680     2,512,747
   Preliminary costs associated with stock
      offering                                      (205,318)
   Proceeds from the sale of common stock              1,000
                                                  ----------    ----------

   Net Cash Provided by Financing Activities      18,122,580     4,829,205
                                                  ----------    ----------

   Net increase in cash and cash equivalents         543,120       865,661

Cash and Cash Equivalents, Beginning of Year         883,875        18,214
                                                  ----------    ----------

Cash and Cash Equivalents, End of Year           $ 1,426,995   $   883,875
                                                  ==========    ==========

         The accompanying notes are an integral part of this statement.

                         TRANSCOMMUNITY BANKSHARES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   REORGANIZATION:

         On August 15, 2001, the shareholders of the Bank of Powhatan, N.A. ("the Bank") approved a plan of reorganization under which the shareholders of the Bank exchanged their common stock for common stock in TransCommunity Bankshares Incorporated ("TransCommunity"). On the same date, the reorganization was completed on a pooling of interest basis and the Bank became a wholly owned subsidiary of TransCommunity. On January 1, 2001, the Bank purchased Main Street Mortgage and Investment Corporation ("Main Street") which became a wholly owned subsidiary. The accompanying financial statements reflect the transactions of the Bank for the years 2001 and 2000, of Main Street for 2001 and of TransCommunity since its inception on March 16, 2001.

         The revenue and net loss for each of the companies from January 1, 2001 until August 15, 2001 is shown in the following schedule:

                                             Revenue    Net Loss
            TransCommunity                $      -0-  $(375,846)
            Bank and Main Street            768,407    (321,012)
                                           --------    --------
               Total                      $ 768,407   $(696,858)
                                           ========    ========


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Operations - TransCommunity is a bank holding company whose principal activity is the formation, ownership and management of community banks. TransCommunity's subsidiary, the Bank of Powhatan, N.
         A. was organized and incorporated as a National Bank on October 14, 1999. The Bank commenced operations on March 20, 2000, after receiving regulatory approval. As a nationally chartered bank, the Bank is subject to regulations by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve system. The Bank provides general banking services to individuals, small and medium-size businesses and the professional community of Powhatan and Amelia Counties and surrounding areas. Main Street Mortgage and Investment Corporation ("Main Street"), a wholly owned subsidiary of the Bank, originates commercial and residential real estate loans for investors.

         Consolidation Policy - The consolidated financial statements include TransCommunity, the Bank and Main Street. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. A material estimate that is particularly susceptible to significant changes is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions.

         Investment Securities - Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Bank has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the effective interest method over the period to maturity. Securities not intended to be held to maturity are classified as available for sale and carried at fair value.

                         TRANSCOMMUNITY BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Loans and Allowance for Loan Losses - Loans are carried on the balance sheet net of the allowance for loan losses. Interest, fees and costs related to loans are recognized over the lives of the related loans using the effective interest method. The accrual of interest on impaired loans is discontinued when, in the opinion of management, the interest income recognized will not be collected.

         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance for loan losses is evaluated on a regular basis by management. It is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, since it requires estimates that are susceptible to significant revisions as more information becomes available.

         Bank Premises and Equipment - Land, buildings and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         Advertising Cost - Advertising costs are expensed in the period incurred.

         Income Taxes - Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws.

         Cash and Cash Equivalents - Cash and cash equivalents as used in the cash flow statements includes cash and due from banks and federal funds sold.


NOTE 3   DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

         The Bank had cash on deposit and federal funds sold to other commercial banks amounting to $1,222,055 and $815,273 at December 31, 2001 and 2000, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.


NOTE 4   INVESTMENTS SECURITIES:

         The amortized cost and estimated fair value of securities are as follows:

                                              Gross     Gross
                                 Amortized UnrealizedUnrealized    Fair
                                   Cost       Gains    Losses      Value
         Securities Available
         for Sale
         December 31, 2001

         U.S. Agency note       $1,499,063  $        $ (6,216) $1,492,847
                                 =========   ======   =======   =========

                         TRANSCOMMUNITY BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4   INVESTMENTS SECURITIES (CONTINUED):

         Securities Held to Maturity
         December 31, 2001
                                              Gross     Gross
                                 Amortized UnrealizedUnrealized    Fair
                                   Cost       Gains    Losses      Value
         U.S. Agency discount
            notes               $2,499,842  $        $    (466)   $2,499,376
         U.S. Agency notes       5,199,375   15,680    (20,735)    5,194,320
                                 ---------   ------    -------     ---------

         Total Securities Held
            to Maturity         $7,699,217  $15,680  $ (21,201)   $7,693,696
                                =========    ======   ========     =========

         December 31, 2000

         U.S. Agency discount
            notes               $5,863,060  $   188  $  (1,723)   $5,861,525
         U.S. Agency notes         500,000                  (5)      499,995

         Total Securities Held
            To Maturity         $6,363,060  $   188  $  (1,728)   $6,361,520
                                 ========    ======    =======     =========

         The amortized cost and fair value of investment securities at December 31, 2001, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
                                                                   Weighted
                                            Amortized    Fair      Average
                                               Cost      Value      Yield
                                          -------------  -----   -----------
         Securities Available for Sale
         -----------------------------
         Due after five years
            through ten years              $1,499,063  $1,492,847      5.03%
                                            =========   ========= =========

         Securities Held to Maturity
         Due within one year               $2,499,842  $2,499,376      1.63%
         Due after one year through
            five years                      1,000,000   1,005,940      6.10%
         Due after five years through
            ten years                       4,199,375   4,188,380      5.53%
                                            ---------   --------- ---------

            Total                          $7,699,217  $7,693,696      4.34%
                                            =========   =========   =========

         The carrying amount (which approximates fair value) of securities pledged by the Bank to secure deposits and for other purposes amounted to $300,000 at December 31, 2001.

         There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 2001 and 2000.

         As a nationally chartered bank, the Bank is required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $201,300 as of December 31, 2001 and 2000.

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 5   LOANS:

         Loans receivable outstanding at December 31, are summarized as follows:

                                                       2001        2000
         Loans secured by deeds of trust on
          real estate:
            Construction and land development     $ 1,207,000  $    156,111
            1 - 4 family residential properties     2,865,000       684,679
            Non-farm non-residential properties     4,142,755       545,415
            Junior liens                              747,000        33,293
            Multi-family residential properties        85,000
            Farm land                                  88,000
         Commercial and industrial loans            4,130,000       266,451
         Loans to individuals for household,
            family and other personal
            expenditures                            2,132,000     1,309,046
                                                   ----------   -----------

            Total Loans                            15,396,755     2,994,995
            Allowance for loan losses                (235,000)      (38,000)
                                                   ----------   -----------

            Net Loans Receivable                  $15,161,755  $  2,956,995
                                                   ==========   ===========


NOTE 6   ALLOWANCE FOR LOAN LOSSES:

         A summary of the changes in the allowance for the loan losses is shown in the following schedule:
                                                     2001         2000

         Balance, beginning of year                $   38,000  $
         Provision charged to operating expenses      197,000      38,000
                                                    ---------   ---------

         Balance, End of Year                      $  235,000  $   38,000
                                                    =========   =========

         Percentage of Loans                             1.53%       1.27%


NOTE 7   BANK PREMISES AND EQUIPMENT:

         Bank premises and equipment at December 31, are summarized as follows:

                                                       2001        2000

         Land and land improvements                $  363,919  $   255,837
         Buildings                                    840,281
         Modular building and improvements                          45,734
         Furniture and equipment                      849,159      243,722
         Construction in progress                      48,848      425,282
                                                    ---------   ----------

                                                    2,102,207      970,575
            Less accumulated depreciation            (194,182)     (40,741)
                                                    ---------   ----------

            Bank Premises and Equipment            $1,908,025  $   929,834
                                                    =========   ==========

     The depreciation expense on bank premises and equipment for 2001 and 2000 was $153,859 and $40,741, respectively.

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 8   DEPOSITS:

         The aggregate amount of time deposits with a minimum denomination of $100,000 was $3,712,940 and $837,045 at December 31, 2001 and December
         2000, respectively.

         At December 31, the scheduled maturities of certificates of deposit are as follows:

                                                      2001        2000

         Less than three months                   $ 4,663,331  $   280,059
         Over three months through six months       2,095,237      204,169
         Over six months through twelve months      3,028,606    1,979,055
         Over twelve months                         3,767,253       49,464
                                                   ----------   ----------

            Total                                 $13,554,427  $ 2,512,747
                                                   ==========   ==========


NOTE 9   CAPITAL STOCK:

         Effective March 30, 2000, the Bank issued 670,836 shares of common stock. In 2001, an additional 100 shares were sold to an officer of the bank resulting in 670,936 shares outstanding. Effective August 15, 2001, the Bank's common stock was exchanged for 670,936 shares of TransCommunity common stock on a one for one basis.

         The organizing directors of TransCommunity, the Bank of Goochland, N.A. (in organization) and the Bank of Louisa, N.A. (in organization) subscribed to 102,650 shares of common stock at $10.00 per share, which were issued on November 28, 2001. $110,165 of the subscription proceeds of $1,026,500 was used to pay organizational expenses incurred prior to the incorporation of TransCommunity.

         Beginning September 24, 2001, TransCommunity began offering 1,500,000 shares of common stock to the public for sale at $10.00 per share.


NOTE 10  DIVIDEND LIMITATIONS ON SUBSIDIARY BANK:

         The principal source of funds of TransCommunity will be dividends paid by the Bank. Dividends paid by the Bank are limited by banking regulations and retained earnings. Approval of the Comptroller of the Currency is required if the dividends declared by a national bank, in any year, exceed the sum of (1) net income for the current year and (2) income net of dividends for the preceding two years. As of December 31, 2001, the Bank had an accumulated deficit of $744,193 and therefore no amount was available for dividends.

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 11  INCOME TAXES:

         The components of income tax expense (benefit) are as follows:

                                                         December 31,
                                                       2001        2000

         Current benefit                           $  (18,612) $  (36,319)
         Deferred expense                              18,612      36,319
                                                    ---------   ---------

            Net Federal Income Tax Expense         $       --  $       --
                                                    =========   =========

         The deferred tax effects of temporary differences are as follows:

                                                         December 31,
                                                       2001        2000

         Provision for loan losses                 $  (57,715) $   (9,756)
         Organization and start-up costs
            capitalized                              (118,204)    (17,694)
         Amortization of organization and
            start-up costs                             22,439      16,829
         Realized accretion of bond discount                      (10,639)
         Depreciation                                  17,402       4,670
         Accrual to cash adjustment                   (38,100)      3,692
         Charitable contribution carryover             (2,231)       (514)
         Net operating loss carryforward             (253,488)
                                                    ---------   ---------

                                                     (429,897)    (13,412)
                                                    ---------   ---------

         Increase in valuation allowance              448,509      49,731
                                                    ---------   ---------
         Deferred Income Tax Expense               $   18,612  $   36,319
                                                    =========   =========


         For the year ended December 31, 2000, the Bank had a net operating loss
         (NOL) of $106,433 for tax purposes. The entire NOL was carried back to the prior two tax years and $36,291 of taxes paid for 1998 and 1999 was recovered. The deferred tax benefit recognized, at December 31, 2000, was limited to $18,612, the amount recoverable from net operating losses incurred after December 31, 2000. At December 31, 2001, TransCommunity had a net operating loss carryforward of $1,176,000 which may be carried forward for twenty years. The deferred tax benefit recognized, at December 31, 2001, is fully offset by a valuation allowance. At this time there is insufficient evidence to conclude that the bank will produce taxable income in the future against which deductible temporary differences can be utilized.

         The components of the net deferred tax asset at December 31, are as follows:

                                                      2001        2000

         Deferred tax assets:
            Allowance for loan losses              $   67,471  $    9,756
            Organization and start-up costs           191,132      95,367
            Charitable contribution carryover           2,745         514
            Net accrual to cash adjustment             32,409
            Net operating loss carryforward           253,488
                                                    ---------   ---------

            Total Deferred Tax Asset                  547,245     105,637
            Less:  Valuation allowance               (525,172)    (78,663)
                                                    ---------   ---------

                                                       22,073      26,974

         Deferred tax liabilities:
            Depreciation                               22,073       4,670
            Net accrual to cash adjustment                          3,692
                                                    ---------   ---------

                                                       22,073       8,362

            Net Deferred Tax Asset                 $       --  $   18,612
                                                    =========   =========

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 11  INCOME TAXES (CONTINUED):

         The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:
                                                       2001        2000

         Income tax benefit at the applicable
            federal rate                           $  475,481  $   50,135
         Increase in valuation allowance for
            deferred taxes                           (446,509)    (49,731)
         Nondeductible reorganization expenses        (28,077)
         Other                                           (895)       (404)
                                                    ---------   ----------

            Income Tax Expense                     $       --  $       --
                                                    =========   =========


NOTE 12  RELATED PARTY TRANSACTIONS:

         During the year, officers, directors (and companies controlled by them) were customers of and had transactions with the Bank in the normal course of business. These loan and deposit transactions were made on substantially the same terms as those prevailing for other customers and did not involve an abnormal risk.

         Mr. Wiley, TransCommunity's Chairman and Chief Executive Officer and chairman of Bank of Powhatan, N.A., is also chief executive officer and majority shareholder of DPO Holdings, Inc. ("DPO"), a privately held consulting and management corporation. DPO has provided certain consulting services to TransCommunity's organizers and TransCommunity since its incorporation in connection with its organizational activities.

         On June 2, 2001, TransCommunity entered into an agreement with DPO Holdings, Inc. to provide the following consulting services: assistance with the applications for the proposed new banks, accounting services, coordination of all administrative aspects of the securities offering, and assistance with the development of a strategic business plan, web sites, internet banking, and non-banking products and services to be offered by TransCommunity and its affiliates. Payments of $75,000 were paid during 2001 under the contract. The contract has been extended to June 30, 2002 at $10,000 per month.

         In addition, $45,000 was paid to DPO by the organizing directors prior to incorporation of TransCommunity and $20,000 was paid for the period from March 16, 2001 through June 30, 2001.

         During 2000, the Chairman of the Board of Directors was paid consulting fees of $53,000 during a period of six months during which he was acting as the Bank's president and chief executive officer.


NOTE 13  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

         In the normal course of business, the Bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.

         Financial instruments whose contract amount represents credit risk were as follows:

                                                        December 31,
                                                      2001        2000

         Commitments to extend credit             $ 5,616,259  $ 958,480
         Standby letters of credit                     23,163     23,163

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 13  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED):

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank's policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.


NOTE 14  CONCENTRATION OF CREDIT RISK:

         Most of the Bank's loans are made to customers in the Bank's trade area. Accordingly, the ultimate collectibility of the Bank's loan portfolio is susceptible to changes in local economic conditions. Note 5 reports the types of loans made by the Bank. Collateral required by the Bank is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower. The Bank has a concentration in the logging and lumber industry. Loans to this industry amount to approximately 9% of the total loan portfolio.


NOTE 15  STATEMENT OF CASH FLOWS:

                                                        December 31,
                                                      2001        2000

         Supplemental disclosure of cash paid
          during the year for:
           Interest                                $  544,229  $   22,809
           Federal income taxes (received)            (36,291)      1,162
         Non-cash financing and investing
          transactions:
           Transfer of 669,936 shares of
            TransCommunity Bankshares common
            stock for 669,936 shares of Bank of
            Powhatan, N.A. common stock             1,670,641
           Note payable issued as part of the
            purchase of Main Street Mortgage
            and Investment Corporation                115,588
           Accounts payable for building
            construction in progress                              142,838
           Prior year deposits utilized for
            current year acquisitions of
            modular building and software                          12,926
           Accounts payable for costs associated
            with stock offering                        11,871


NOTE 16  PURCHASE OF SUBSIDIARY:

         Other assets contains $320,917 of goodwill attributable to the purchase of Main Street Mortgage and Investment Corporation by the Bank. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The new accounting standard requires that goodwill not be amortized, however, it would be tested for impairment and adjusted to fair value using one of several valuation methods. The goodwill, related to the above purchase, will be valued as of January 1, 2002 and adjusted in the year 2002 if appropriate.

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 17  STOCK OPTION PLAN:

         TransCommunity's stock option plan was adopted on May 8, 2001.
         The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity, its subsidiaries by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. Under the plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director. The plan provides that options for up to 67,000 shares of TransCommunity common stock may be issued to employees and directors. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Unless the Stock Option Committee determines otherwise, one-third of an award to an employee becomes vested and exercisable on each of the first three anniversaries of the award date and may only be exercisable while the employee is employed by TransCommunity. Each award becomes vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity's capital falls below its minimum requirements, as determined by its state or federal primary regulators, and TransCommunity's primary regulator so directs. The plan will expire on May 7, 2011, unless sooner terminated by the Board of Directors. On May 16, 2001, options to acquire 45,575 shares were awarded under the plan; these options have an exercise price of $10 per share and a term of ten years.

         The fair value of each option granted was $3.81 using the "Minimum Value" method with the following assumptions: risk free interest rate 4.92%, expected life - 10 years, expected volitility - 0% and expected dividends of zero.

         TransCommunity applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation cost has been recognized. Had compensation cost for TransCommunity's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the net loss would have been adjusted to the proforma amounts indicated below:

         Net loss as reported                        $(1,398,474)
         Cost of options granted                         (36,175)
                                                      ----------
         Proforma Net Loss                           $(1,434,649)
                                                      ==========


NOTE 18  REGULATORY MATTERS:

         The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. If the Bank fails to meet minimum capital requirements federal regulators can initiate certain mandatory, and possible additional discretionary actions. If such actions are undertaken, they could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Under that limitation, no dividends may be paid while there is an accumulated deficit.

         Quantitative measures are established by bank regulations to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2001, the Bank's capital significantly exceeded the amount required for a well-capitalized de novo bank.

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 18  REGULATORY MATTERS (CONTINUED):

         The Bank's actual and required capital amounts and ratios for the year ended December 31, 2001 are as follows (dollars in thousands):
                                                                  Minimum
                                                                 To Be Well
                                                Minimum       Capitalized Under
                                                Capital       Prompt Corrective
                             Actual           Requirement      Action Provisions
                         --------------     --------------    -----------------

                         Amount   Ratio     Amount    Ratio    Amount    Ratio
                         ------   ------    ------    -----    ------    -----

         December 31, 2001
         Total Capital
          to Risk
            Weighted
            Assets      $ 6,106    33%     $  1,490     8%      $ 1,863     10%

         Tier 1 Capital
            to Risk
            Weighted
            Assets        5,871    32%          745     4%        1,118      6%

         Tier 1 Capital
            to Average
            Assets        5,871    22%        1,071     4%        1,339      5%

         As of September 30, 2001, the most recent date of notification, the Office of the Comptroller of the Currency categorized the Bank as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since the notification that management believes have changed the Bank's category.


NOTE 19  EMPLOYMENT AGREEMENTS:

         The Company has entered into an employment agreement for a term of three years with the Holding Company's Chief Executive Officer and Chairman of the Board of Directors, William C. Wiley. Under this agreement, which was entered into June 27, 2001, Mr. Wiley will receive an annual salary of not less than $140,000. The agreement includes severance provisions requiring the Company to pay Mr. Wiley the lesser of one year's salary or the amount remaining on his contract should he be terminated without cause during the contract period.

         The Company has entered into an employment agreement for a term of three years with the Holding Company's President and Chief Operating Officer, Bruce B. Nolte. Under this agreement, which was entered into June 27, 2001, Mr. Nolte will receive an annual salary of not less than $124,000. The agreement includes severance provisions requiring the Company to pay Mr. Nolte the lesser of one year's salary or the amount remaining on his contract should he be terminated without cause during the contract period.

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 20  FAIR VALUE OF FINANCIAL INSTRUMENTS:


         Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Bank's financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

         All financial instruments held by the bank at December 31, 2000, originated in 2000. Therefore, for the year ending December 31, 2000, there was no significant difference between the carrying value of the Bank's financial instruments and their fair value. Estimated fair value and the carrying value of financial instruments at December 31, 2001 are as follows (in thousands):

                                                      December 31, 2001
                                                     Estimated   Carrying
                                                    Fair Value     Value
         Financial Assets

         Cash and due from bank                    $      942  $      942
         Federal funds sold                               485         485
         Investment securities                          9,155       9,192
         Federal Reserve Bank stock                       201         201
         Loans                                         15,885      15,397
         Accrued interest receivable                      150         150

         Financial Liabilities

         Demand Deposits:
            Non-interest bearing                        4,138       4,138
            Interest-bearing                            2,355       2,355
         Savings deposits                               1,539       1,539
         Time deposits                                 13,880      13,554
         Accrued interest payable                          72          72

         The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, Federal Reserve Bank stock, deposits with no stated maturities, and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2001.


NOTE 21  OTHER COMMITMENTS:

         The Bank entered into an agreement with FiServ Solutions, Inc., a data processing services company, to provide certain account processing services. The agreement, dated July 13, 2000, is for an initial period of sixty months. Unless written notice of non-renewal is provided by either party at least 180 days before expiration of any term, the agreement shall automatically renew for a period of five years. The current monthly expense is approximately $9,500 and is based on the level of accounts and transactions.

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 22  BUSINESS SEGMENTS:

         TransCommunity's business segments include the Bank, which operates as a commercial bank, and Main Street, which originates mortgage loans for investors. Since TransCommunity was formed in 2001 and Main Street was purchased on January 1, 2001, segment information for 2000 was nonexistent.

                               Year Ended December 31, 2001
                                       In Thousands
                                           Main    Trans-    Elimi-
                                 Bank     Street Community 1 nationsConsolidated

         Net interest income 1  $  791    $  (17)  $         $         $
         774
         Provision for loan
           losses                 (197)                                  (197)
         Noninterest income 1       66       929                          995
         Noninterest expense    (1,140)     (983)    (847)             (2,970)
         Loss from subsidiary      (71)              (230)      301
                               -------   -------   ------    ------   -------

         Net Loss             $   (551) $    (71) $(1,077)  $   301  $ (1,398)
                               =======   =======   ======    ======   =======

         Total Assets         $ 28,331  $    427  $ 6,730   $(6,888) $ 28,602
                               =======   =======   ======    ======   =======

         1 All revenue is received from external customers except for interest paid by Main Street to the Bank.


NOTE 23  OTHER OPERATING EXPENSES:

         Other operating expenses include the following:

                                                        December 31,
                                                      2001        2000

         Advertising and public relations          $   97,349  $   13,962
         Amortization of computer software              3,934         683
         Charitable contributions                       6,561       1,512
         Consulting fees                              254,171
         Data processing fees                          73,155      32,954
         Directors' and officers' liability
            insurance                                   7,432       6,237
         Filing and registration fees                  37,970
         Legal and accounting fees                    232,629      31,341
         Miscellaneous                                 13,796       4,976
         OCC assessment                                12,275       4,252
         Other insurance                               10,818       4,619
         Postage and freight                           31,174       7,591
         Stationery and supplies                       56,310      26,834
         Stock certificates and shareholder
            communications                             25,872       9,556
         Subscriptions and membership dues             15,985       7,372
         Telephone                                     35,174       5,525
         Training and personnel development            12,272       9,940
         Travel, meals and entertainment               20,448       5,981
         Other                                        104,230       4,317
                                                    ---------   ---------

                                                   $1,051,555  $  177,652
                                                    =========   =========

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 24  PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

                                  BALANCE SHEET
                                DECEMBER 31, 2001

ASSETS

  Cash                                                           $  719,369
  Property and equipment                                            142,242
  Investment in subsidiary                                        5,864,600
  Other assets                                                        3,825
                                                                  ---------

  Total Assets                                                   $6,730,036
                                                                  =========


LIABILITIES

  Accounts payable                                               $  173,416
  Accrued expenses                                                   11,064
  Due to subsidiary bank                                             25,523
                                                                  ---------

  Total Liabilities                                                 210,003
                                                                  ---------

STOCKHOLDERS' EQUITY

  Common stock subscriptions                                        803,800
  Preliminary cost of stock offering                               (217,189)
  Common stock $.01 par value (5,000,000 shares authorized
    772,586 shares issued and outstanding)                            7,726
  Paid-in-surplus                                                 7,523,617
  Accumulated deficit                                            (1,591,705)
  Accumulated other comprehensive loss                               (6,216)
                                                                  ---------

    Total Stockholders' Equity                                    6,520,033
                                                                  ---------

    Total Liabilities and Stockholders' Equity                   $6,730,036
                                                                  =========

                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 24  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):

                               STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Income
  Income/(Loss) from subsidiary                                 $  (229,950)
                                                                 ----------

Expenses
  Salaries and employee benefits                                    302,498
  Consulting fees                                                   254,171
  Legal and accounting fees                                         143,059
  Filing and registration fees                                       37,970
  Equipment expenses                                                 21,996
  Rent                                                               13,060
  Advertising and public relations                                   11,175
  Other operating expenses                                           63,583
                                                                 ----------

  Total Expenses                                                    847,512
                                                                 ----------

  Net Loss                                                      $(1,077,462)
                                                                 ==========

                         TRANSCOMMUNITY BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):



                              STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE YEAR ENDED DECEMBER 31, 2001

                                                     Expenses                                           Accumulated
                                      Common       of Current                                             Other            Total
                                       Stock          Stock         Common                  Accumulated Comprehensive  Stockholders
                                   Subscriptions  Stock Offering    Stock   Paid in Surplus    Deficit     Loss           Equity
                                   -------------   ------------    --------  -------------   ----------  -----------    -----------


BALANCE
   MARCH 15, 2001                     $       -     $       -    $       -     $       -     $        -  $       -    $      -

Common shares subscribed by
   organizing directors and officers   1,026,500                                                                         1,026,500

Expenses incurred by organizers
   prior to incorporation               (110,165)                                                                         (110,165)

Common shares issued to organizing
   directors and officers               (916,335)                      1,027       915,308

Exchange of TransCommunity common
   stock for Bank of Powhatan N.A.
   common stock                                                        6,699     6,608,309      (514,243)                6,100,765

Comprehensive loss
Net Loss                                                                                      (1,077,462)               (1,077,462)
Unrealized loss on securities
   available for sale                                                                                           (6,216)     (6,216)
                                                                                                                         ---------

   Total comprehensive loss                                                                                             (1,083,678)

Expenses of current stock offering                     (217,189)                                                          (217,189)

Common stock subscribed under
   current offering                      803,800                                                                           803,800
                                        --------       --------       -------     --------     ---------      ---------  ---------

BALANCE
   DECEMBER 31, 2001                   $ 803,800      $(217,189)   $   7,726    $7,523,617   $(1,591,705)     $ (6,216) $6,520,033
                                       ========       =========     =======     =========     ==========       ========  ==========



                         TRANSCOMMUNITY BANKSHARES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 24  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):

                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Operating Activities:
  Net Loss                                                       $ (1,077,462)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                      2,760
      Loss of subsidiary bank                                         229,950
      Net change in:
         Other assets                                                  (3,824)
         Accounts payable                                             154,370
         Accrued expenses and other liabilities                        36,587
                                                                  -----------

  Net Cash Used in Operating Activities                              (657,619)
                                                                  -----------

Investing Activities:
  Payments for the purchase of property                              (137,829)
                                                                  -----------

  Net Cash Used in Investing Activities                              (137,829)
                                                                  -----------

Financing Activities:
  Proceeds from common stock subscriptions                          1,720,135
  Expenses of current stock offering                                 (205,318)
                                                                  -----------

  Net Cash Provided by Financing Activities                         1,514,817
                                                                  -----------

Net Increase in Cash and Cash Equivalents                             719,369

Cash and Cash Equivalents, Beginning of Year                                -
                                                                  -----------

Cash and Cash Equivalents, End of Year                           $    719,369
                                                                  ===========


Supplemental Information:
  Non-cash transactions:
    Transfer of 669,936 shares of
    TransCommunity Bankshares common
    stock for 669,936 share of Bank of
    Powhatan, N.A. common stock                                     6,100,765
    Other comprehensive income for subsidiary                           4,103
    Accounts payable for purchase of property                           7,175
    Accounts payable for stock offering                                11,871