Form 10QSB
period 2002-03-31
TRANSCOMMUNITY BANKSHARES INC
filed 2002-05-14
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended               Commission File No.   000-33355
      March 31, 2002

                            TRANSCOMMUNITY BANKSHARES
                                  INCORPORATED


               Virginia                                        54-2032355
---------------------------------------                   -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                             9025 Forest Hill Avenue
                            Richmond, Virginia 23235

                                (804) 320-6000
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for
the past 90 days. Yes  X    No
                     ------   ------

      Transitional  Small  Business  Disclosure  Format  (check  one):
Yes         No  X
   ----       -----



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                           Outstanding at March 31, 2002
----------------------------------------        -----------------------------
Common Stock, par value - $0.01                         943,076 shares

                   TRANSCOMMUNITY BANKSHARES INCORPORATED


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months Ended
         March 31, 2002 and 2001                                          2

         Consolidated Statements of Financial Condition -
         March 31, 2002 and December 31, 2001                             3

         Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2002 and 2001                       4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2002 and 2001                                    5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        9


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities                                           15

Item 6.  Exhibits and Reports on Form 8-K                                16


         SIGNATURES                                                      17

Part I  Financial Information
Item 1. Financial Statements

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
                                                         Three Months Ended
                                                              March 31,
                                                          2002        2001
                                                       ----------  ----------

Interest Income
   Loans                                                $ 369,617  $ 131,279
   Federal funds sold                                       4,284     51,221
   Other investments and taxable interest                  83,552     58,633
                                                         --------    -------

   Total Interest Income                                  457,453    241,133
                                                         --------    -------

Interest Expense
   Interest on deposits                                   173,484     94,590
   Interest on other borrowed funds                           345
                                                         --------    -------

   Total Interest Expense                                 173,829     94,590
                                                         --------    -------

Net Interest Income                                       283,624    146,543

Provision for Loan Losses                                  60,000     44,128
                                                         --------    -------

Net Interest Income After Provision for Loan
   Losses                                                 223,624    102,415
                                                         --------    -------

Noninterest Income
   Bank service charges and fees                           27,807      8,499
   Commissions and fees from loan originations            262,536    119,328
                                                         --------    -------

   Total Noninterest Income                               290,343    127,827
                                                         --------    -------

Noninterest Expense
   Salaries and employee benefits                         473,235    228,957
   Occupancy expense                                       47,471     13,959
   Other operating expenses                               354,976    108,241
                                                         --------    -------

   Total Noninterest Expense                              875,682    351,157
                                                         --------    -------

Net Loss                                                $(361,715) $(120,915)
                                                         ========   =======

   Net Loss Per Share (Basic and Diluted)               $   (0.42) $   (0.18)
                                                         =========    =======

   Weighted Average Shares Outstanding                    857,831    670,836



       The accompanying notes are an integral part of this statement.

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2002 AND DECEMBER 31, 2001


                                                     March 31,    December 31,
                                                       2002         2001
                                                     Unaudited     Audited
                                                    -----------   ---------
     ASSETS

Cash and due from banks                            $ 1,156,134  $    941,995
Federal funds sold                                   1,329,000       485,000
                                                    ----------   -----------

Total Cash and Cash Equivalents                      2,485,134     1,426,995

Securities available-for-sale, at fair value         1,474,350     1,492,847
Securities held to maturity                          3,199,374     7,699,217
Loans net of allowance for loan losses
   of $295,000 at March 31, 2002 and
   $235,000 at December 31, 2001                    23,042,512    15,161,755
Bank premises and equipment, net                     1,885,225     1,908,025
Federal Reserve Bank stock (restricted)                201,300       201,300
Other assets                                           750,677       710,228
                                                    ----------   -----------

   Total Assets                                    $33,038,572  $ 28,600,367
                                                    ==========   ===========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $ 5,590,030  $  4,137,943
     Interest bearing                                3,721,048     2,355,015
   Savings deposits                                  2,023,629     1,538,786
   Other time deposits                              14,577,480    13,554,427
                                                    ----------   -----------

   Total Deposits                                   25,912,187    21,586,171

Note payable                                                         115,588
Accrued interest payable                                60,192        72,263
Accrued expenses and other liabilities                 186,434       306,312
                                                    ----------   -----------

   Total Liabilities                                26,158,813    22,080,334
                                                    ----------   -----------

     STOCKHOLDERS' EQUITY

Common stock subscriptions receivable                  (57,000)
Common stock subscriptions                                           803,800
Expenses of stock offering                            (321,351)     (217,189)
Common stock (5,000,000 shares authorized
   $.01 par value)
     772,586 shares issued and outstanding                             7,726
     943,076 shares issued and outstanding               9,431
Paid-in-surplus                                      9,226,812     7,523,617
Accumulated deficit                                 (1,953,420)   (1,591,705)
Accumulated other comprehensive loss                   (24,713)       (6,216)
                                                    ----------   -----------

   Total Stockholders' Equity                        6,879,759     6,520,033
                                                    ----------   -----------

   Total Liabilities and Stockholders' Equity      $33,038,572  $ 28,600,367
                                                    ==========   ===========

       The accompanying notes are an integral part of this statement.


                                                           TRANSCOMMUNITY BANKSHARES INCORPORATED
                                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                                                           (UNAUDITED)


                                                              Expenses of                                     Accumulated
                           Shares of    Stock     Common        Current                                          Other
                            Common  Subscriptions  Stock         Stock      Common     Paid in   Accumulated  Comprehensive
                            Stock    Receivable Subscriptions  Offerings     Stock     Surplus      Deficit       Loss       Total
                          ---------- ---------- -------------  ---------- ---------   --------- ----------- -------------  -------


Balance,
   December 31, 2001       772,586  $            $ 803,800  $ (217,189) $     7,726 $ 7,523,617  $(1,591,705) $  (6,216) $6,520,033

Net Loss                                                                                            (361,715)              (361,715)

Unrealized loss on
   securities
   available for sale                                                                                           (18,497)    (18,497)
                                                                                                                            -------
   Total comprehensive
     income                                                                                                                (380,212)

   Subscriptions received
     during quarter                                844,100                                                                  844,100

   Common stock issued     171,490    (57,000)  (1,657,900)                   1,715   1,713,185

   Common share retired     (1,000)                 10,000                      (10)     (9,990)

Expenses of current stock
   offering                                                   (104,162)                                                    (104,162)
                           -------    -------   -----------   ---------     -------   ----------   -----------   -------   --------


Balance
   March 31, 2002          943,076  $ (57,000)  $            $(321,351)  $    9,431  $9,226,812  $(1,953,420) $ (24,713) $6,879,759
                          ========  =========    =======     ==========   ==========  ==========  =========    ========   =========

Balance
   December 31, 2000       670,836  $           $            $           $1,677,090  $4,936,918  $  (193,231) $          $6,420,777

Net Loss                                                                                            (120,915)              (120,915)
                          --------   --------    ---------    ---------   ---------    ---------   ---------    -------   ---------

Balance
   March 31, 2001          670,836  $           $            $           $1,677,090  $4,936,918  $  (314,146) $          $6,299,862
                          ========  =========    =========    =========    ========   ========    =========    ========   =========

       The accompanying notes are an integral part of this statement.

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2001
                                   (UNAUDITED)

                                                           Three Months Ended
                                                               March 31,
                                                           2002        2001
                                                        ----------  ----------
Cash Activities:
   Net loss                                           $ (361,715) $  (120,915)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                          60,000       44,128
       Accretion income                                     (158)      37,505
       Depreciation                                       51,454       11,107
       Net change in:
         Other assets                                    (40,449)    (151,043)
         Interest payable                                (12,071)
         Accrued expenses and other liabilities         (249,811)     (69,668)
                                                       ---------   ----------

   Net Cash Used in Operating Activities                (552,750)    (248,886)
                                                       ---------   ----------

Investing Activities:
   Purchase of investment securities                               (1,398,244)
   Net change in loans                                (7,940,757)  (3,372,169)
   Proceeds from maturities of investment securities   4,500,001
   Purchase of Main Street Mortgage and Investment
     Corporation                                                     (231,176)
   Payments for the purchase of property                 (28,654)    (483,720)
                                                       ---------   ----------

   Net Cash Used in Investing Activities              (3,469,410)  (5,485,309)

Financing Activities:
   Proceeds from sale of common stock                    844,100
   Costs associated with stock offering                  (89,817)
   Net change in:
     Demand deposits                                   2,818,120      948,650
     Savings deposits                                    484,843      164,148
     Time deposits                                     1,023,053    4,696,826
                                                       ---------   ----------

   Net Cash Provided by Financing Activities           5,080,299    5,809,624
                                                       ---------   ----------

Net Increase in Cash and Cash Equivalents              1,058,139       75,429

Cash and Cash Equivalents, Beginning of Period         1,426,995      883,875
                                                       ---------   ----------

Cash and Cash Equivalents, End of Period              $2,485,134  $   959,304
                                                       =========   ==========

Supplemental Information:
   Interest paid                                      $  185,900  $    61,027
   Non-cash transactions:
     Note payable issued as part of the
       purchase of Main Street Mortgage
       and Investment Corporation                                     115,588
     Accounts payable for costs associated
       with stock offering                                14,345


       The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    REORGANIZATION:

              TransCommunity Bankshares Incorporated ("TransCommunity") was organized and incorporated under the laws of the Commonwealth of Virginia on March 16, 2001. On August 15, 2001 the shareholders approved a plan of reorganization under which the shareholders of the Bank of Powhatan, N.A. ("Bank") exchanged their common stock for common stock in TransCommunity Bankshares Incorporated ("TransCommunity"). On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of TransCommunity. As a result of the transaction, TransCommunity is the successor to the Bank and all transactions prior to March 16, 2001, included in the financial statements, reflect transactions of the Bank.

NOTE 2    ACCOUNTING PRINCIPLES:

              The consolidated financial statements of TransCommunity conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, and the results of operations for the three month periods ended March 31, 2002 and 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2001 financial statements for TransCommunity, which statements were included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, the Bank and Main Street Mortgage and Investment Corporation ("Main Street"), a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated.


NOTE 3    SECURITIES HELD TO MATURITY:

             The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2002 are shown in the table below. As of March 31, 2002 a U.S. Agency security of $1,474,350 was pledged as collateral for public deposits.

                                                  Gross      Gross
             Amortized              Unrealized Unrealized    Fair
          Held to Maturity             Cost       Gains     Losses    Value

          U.S. Agency               $3,199,374 $         $100,332  $3,099,042
                                     =========  ======    =======   =========

          Available for Sale

          U.S. Agency               $1,499,063 $         $ 24,713  $1,474,350
                                     =========  ======    =======   =========

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        March 31,December 31,
              Type                                        2002       2001
              ----                                        ----       ----

              Commercial, financial, and
                agricultural                            $ 4,281    $ 4,218
Real estate -construction                                 4,067      1,207
              Real estate -mortgage                      12,645      7,840
              Installment loans to individuals            2,345      2,132
                                                         ------     ------

              Total loans                                23,338     15,397

              Less allowance for loan losses               (295)      (235)
                                                         ------     ------

              Net Loans                                 $23,043    $15,162
                                                         ======     ======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Bank's allowance for loan losses are shown in the following schedule:
                                                    For the Three Months Ended
                                                             March 31,
                                                          2002      2001

             Balance, beginning of period             $ 235,000   $  38,000
          Provision for loan losses                      60,000      44,128
                                                       --------    --------

          Balance, End of Period                      $ 295,000   $  82,128
                                                       ========    ========


NOTE 6    COMMON STOCK:

          TransCommunity issued 171,490 shares of stock during the first quarter of 2002 for $10 per share pursuant to the offering that began September 24, 2001. TransCommunity has incurred costs relating to the offering of $321,351. During the first quarter, 1,000 shares of common stock were retired. These transactions resulted in 943,076 shares being issued and outstanding as of March 31, 2002.


NOTE 7    GOODWILL:

          Other assets contain $320,917 of goodwill attributable to the purchase of Main Street Mortgage and Investment Corporation by the Bank. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The new accounting standard requires that goodwill not be amortized, however, it will be tested for impairment and adjusted to fair value using one of several methods. Management has determined that the goodwill related to the above purchase was not impaired as of January 1, 2002. Management anticipates that the goodwill will be reviewed for impairment again as of January 1, 2003 and adjusted in the year 2003 if appropriate.

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 8    EARNINGS PER SHARE:

              Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity's outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate. Therefore, basic and dilutive loss per share are identical.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     The Bank of Powhatan N.A. (Bank) was organized as a national bank in 1999 and commenced its general banking operation on March 20, 2000, providing services to businesses and individuals. On January 1, 2001, the Bank acquired Main Street Mortgage and Investment Corporation ("Main Street") as a wholly owned subsidiary. With an emphasis on personal service, the Bank is offering a range of commercial and retail banking products and services including checking, saving and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, investment, small business loans, commercial lines of credit, letters of credit, Visa check card and internet banking.

      TransCommunity Bankshares Incorporated ("TransCommunity") was organized and incorporated under the laws of the Commonwealth of Virginia on March 16, 2001. As of August 15, 2001, shares of TransCommunity common stock were issued in exchange for all the common stock of the Bank in a statutory share exchange transaction. As a result of the transaction, TransCommunity is the successor to the Bank and all transactions prior to March 16, 2001, included in the financial statements, reflect transactions of the Bank. In addition, TransCommunity is in the process of organizing two new independent community banks in the central Virginia Area, the Bank of Goochland and the Bank of Louisa. TransCommunity has received preliminary approval from the Comptroller of the Currency for the new Banks.

      TransCommunity is currently engaged in a non-underwritten public offering of 1,500,000 shares of its common stock at a purchase price of $10 per share. TransCommunity intends to use the proceeds of the offering to capitalize the two proposed banks, and for general corporate purposes. As of March 31, 2002, TransCommunity had raised $1,393,549, after deduction of expenses, in the offering through the sale of 171,490 shares.

      For the three months ended March 31, 2002, TransCommunity had a net loss of $361,715 compared with a loss of $120,915 for the three months ended March 31, 2001. The net loss per share was $.42 compared with $.18 for the same periods.

Prospects for the Future

     Through March 31, 2002 the Bank has been able to attract deposits of $25,912,187 and loans of $23,227,512. Based on current acceptance by the community and the growth to date, management believes that the prospects for the Bank are excellent.

Net Interest Margin

     The Bank's net interest margin was 4.22% for the three months ended March 31, 2002, compared with 4.55% for the three months ended March 31, 2001. The amount of interest bearing deposits has increased in relationship to interest free capital, resulting in a decrease in the net interest margin. The net interest margin for the three months ended March 31, 2002, compares favorably with other commercial banks, however, management anticipates it will continue to offer favorable rates on loans and deposits to attract new customers.

     The Bank's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the three months of 2002 was $60,000, resulting in an allowance for loan losses of $295,000 (1.26% of total loans). The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As the Bank matures, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any potential problem loans.

Noninterest Income

     Noninterest income increased from $127,827 in the first three months of 2001 to $290,343 in the first three months of 2002. Noninterest income as a percentage (annualized) of average assets for the first three months of 2002 was 3.87% compared to 3.52% for the first three months of 2001. Commissions and fees received by Main Street increased $143,208 due to the increase in the volume of loans originated. Bank service charges and fees increased $19,308 due to the increase in the Bank's customer base and deposits.

Noninterest Expense

      Noninterest expense increased from $351,157 in the first three months of 2001 to $875,682 in the first three months of 2002. A schedule of noninterest expense by company is shown below. The expenses of Main Street are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to organizational and start up cost of the holding company and two proposed new banks. The increase in expenses at the Bank was due to additional staffing and the general growth in operations. Noninterest expense, of the Bank and Main Street, as a percentage (annualized) of average assets for the first three months of 2002, was 7.81% compared with 9.68% for the first three months of 2001.

                                                       Three Months Ended
                                                            March 31,
                                                        2002        2001

              TransCommunity                          $ 361,714   $
              Bank                                      215,575     182,839
              Main Street                               298,393     168,318
                                                       --------    --------

                 Total                                $ 875,682   $ 351,157
                                                       ========    ========

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that the Bank will produce taxable income in the future which can be offset by loss carryforwards from the current period.

Loans

     Total loans have increased $7,940,757 during the first three months of 2002 to $23,337,512.

     Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        March 31,  December 31,
     Type                                                 2002        2001
     ----                                                 ----        ----

     Commercial, financial, and agricultural          $   4,281    $  4,218
     Real estate -construction                            4,067       1,207
     Real estate -mortgage                               12,645       7,840
     Installment loans to individuals                     2,345       2,132
                                                       --------     -------

     Total loans                                      $  23,338    $ 15,397
                                                       ========     =======

Nonaccrual, Past Due and Restructured Loans

     At March 31, 2002 and December 31, 2001 the Bank did not have any loans classified as non-accrual, past due more than ninety days or restructured. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

                                                                 Percent of
                                                               loans in each
      Balance at end of period                                  category to
            applicable to                               Amount  total loans
  ------------------------------                        ------  -----------

      Real estate                                     $166,720     57%
      Non-real estate                                  128,280     43%
                                                       -------     --

                                                      $295,000    100%
                                                       =======    ===

Deposits

     The Bank's deposits increased $4,326,016 during the first three months of 2002 to $25,912,187 at March 31, 2002. A schedule of deposits by type is shown in the statements of condition. Time deposits of $100,000 or more equaled 17% of deposits at March 31, 2002.

Bank Premises

     Bank premises and equipment consisted of the following as of March 31, 2002:

     Land                                               $  204,611
     Land improvements                                     159,308
     Building                                              886,015
     Furniture and fixtures                                858,887
     Automobiles                                            17,167
                                                         ---------

                                                         2,125,988
     Less:  Accumulated Depreciation                       240,763
                                                         ---------

     Total Bank Premises and Equipment                  $1,885,225
                                                         =========

     TransCommunity purchased property in the Town of Louisa for a price of $200,000 from a trust. The trustee of the trust is a member of the Board of Directors of the Bank of Louisa, N.A. (I.O.) The Board has received two independent appraisals and is of the opinion that the terms of the agreement are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party.

Capital

     TransCommunity's capital as a percentage of total assets was 21% at March 31, 2002, and 23% at December 31, 2001, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At March 31, 2002, TransCommunity had liquid assets of approximately $4 million in the form of cash, federal funds sold and short term investments. Management believes that the liquid assets are adequate at March 31, 2002. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Bank also has the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Bank's short term or long term liquidity. Capital expenditures in the near future will be purchased using liquid assets.

    At March 31, 2002, TransCommunity had a negative cumulative Gap Rate Sensitivity Ratio of 14.99% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule
II.

Employees

    TransCommunity's full time equivalent employees have increased from thirty-seven at December 31, 2001, to thirty-nine at March 31, 2002, including eighteen at Main Street and seven at TransCommunity.

    The number of new employees hired for the duration of 2002 will depend on the continued growth in operations.

Schedule I


                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
             FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            (In Thousands of Dollars)


                                 2002                         2001
                     ---------------------------     ------------------------
                     Average             Average    Average           Average
                     Balance    Income/   Rates     Balance  Income/   Rates
                      Sheet     ExpenseEarned/Paid   Sheet   ExpenseEarned/Paid


ASSETS

   Loans including fees   $19,429,242    $369,617     7.61%    $ 4,932,081     $ 131,279     10.65%
   Federal Funds sold       1,074,362       4,284     1.59%      3,756,644        51,221      5.45%
   Other investments        6,354,584      83,552     5.26%      4,195,782        58,633      5.59%
                            ---------    --------     ----      ----------      ---------    -----

   Total Earning Assets    26,858,188     457,453     6.81%     12,884,507       241,133      7.49%
                                         --------    ------                      -------     -----

   Allowance for loan
     losses                  (257,178)                             (51,010)
   Non-earning assets       3,393,316                            1,666,447
                           ----------                            ---------

   Total Assets           $29,994,326                          $14,499,944
                          ==========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest bearing   $ 4,397,788    $ 20,942     1.90%    $ 1,342,756     $  10,098      3.01%
     Savings                1,727,957       9,178     2.12%        351,360         2,611      2.97%
     All other time
       deposits            14,037,447     143,364     4.09%      5,098,504        81,881      6.42%
                            ---------    --------     ----       ---------        ------     -----

     Total Deposits        20,163,192     173,484     3.44%      6,792,620        94,590      5.57%

     Other borrowed
       Funds                   61,500         345     2.24%                                       %
                             --------     -------    -----        --------       -------       ----

     Total Interest Bearing
       Liabilities         20,224,692     173,829     3.44%      6,792,620        94,590      5.57%
                            ---------    --------     ----        -------        -------      -----

   Non-interest bearing
     Deposits               3,797,614                            1,188,934
   Other liabilities           83,599                              124,398
                             --------                             --------

     Total Liabilities     24,105,905                            8,105,952

   Stockholders' Equity     5,888,421                            6,393,992
                           ----------                            ---------

   Total Liabilities and
     Stockholders' Equity $29,994,326                          $14,499,944
                          ===========                           ==========

   Net Interest Earnings                $ 283,624                              $ 146,543
                                        ==========                               =======

   Net Yield on Interest
     Earning Assets                                   4.22%                                   4.55%
                                                    ========                                  ======


Schedule II

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2002
                            (In Thousands of Dollars)


                                  1 - 365  1 - 5   Over 5     Not
                                   Days    Years    Years Classified  Total

Uses of Funds

Loans:
   Commercial                    $ 2,868  $ 1,305  $        $       $ 4,173
   Real estate                     6,712    7,131    2,940           16,783
   Installment                       917    1,453       12            2,382
                                  ------   ------   ------   -----   ------

   Total Loans                    10,497    9,889    2,952           23,338

Federal funds sold                 1,329                              1,329
Investment securities at cost                        3,200            3,200
Investment securities at
   fair value                                        1,474            1,474
                                  ------   ------   ------   -----   ------

Total                            $11,826  $ 9,889  $ 7,626  $       $29,341
                                  ------   ------   ------   -----   ------

Sources of Funds

Demand Deposits
   Interest bearing              $ 3,721  $        $        $       $ 3,721
Savings accounts                   2,024                              2,024
Time deposits                     10,509    4,068                    14,577
                                  ------   ------   ------   -----   ------

   Total Deposits                 16,254    4,068                    20,322

Borrowings
                                  ------   ------   ------   -----   ------

Total                            $16,254  $ 4,068  $        $       $20,322
                                  ------   ------   ------   -----   ------

Discrete Gap                      (4,428)   5,821    7,626            9,019
Cumulative Gap                    (4,428)   1,393    9,019

Ratio of Cumulative Gap
   to Total Earning Assets        (14.99)%   4.75%   30.74%

Part II Other Information


Item 1. Legal Proceedings

      In the ordinary course of operations, TransCommunity and the Banks expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against TransCommunity or any of the the Banks which, if determined adversely, would have material effect on the business, results of operations, or financial position of TransCommunity or any of the Banks.

Item 2. Changes in Securites

      TransCommunity is currently engaged in a non-underwritten registered offering of up to 1,500,000 shares of common stock, at a purchase price of $10.00 per share. The proceeds of the offering will be used to capitalize two new national banks proposed to be organized in Goochland and Louisa counties, and for other general corporate purposes. The following information is furnished pursuant to Rule 463 and Item 701(f) of Regulation S-B:

      (1) The registration statement on Form SB-2 (no. 333-64566) was declared effective on September 17, 2001.
      (2)   The offering commenced on or about September 24, 2001.
      (3)   The offering did not terminate before any securities were sold.
      (4)   (i)   The offering has not terminated.
            (ii)  There is no underwriter in the offering.
            (iii) The only class of security registered is common stock.
            (iv)  The  registration  statement  covers  1,500,000  shares  of common  stock  being  offered at $10 per share,
                  or $15,000,000 in the aggregate. As of March 31, 2002, the
                  Company had sold 171,490 shares, and had received gross
                  proceeds of $1,714,900.
             (v)  From the effective date of the registration statement to March
                  31, 2002 (the ending date of the reporting period), the
                  reasonably estimated amount of expenses incurred for the
                  issuer's account in connection with the issuance and
                  distribution of the securities registered were: (1)
                  underwriters' discounts and commissions $-0-; (2) finder's fees $-0; (3) expenses paid to or for underwriters $-0-; (4)
                  other expenses (including, advertising, legal and accounting)
                  $321,351; Total expenses $321,351.
                  Except for payments of $23,900 to DPO Holdings, Inc., a
                  consulting firm in which William C. Wiley, an officer and
                  director of  TransCommunity,  has a majority  equity
                  interest, none of such payments were direct or indirect
                  payments to directors or officers of TransCommunity or its associates, or to affiliates of TransCommunity. No portion of the fees paid to DPO Holdings were received, directly or
                  indirectly, by Mr. Wiley. A portion of the Chief Executive
                  Officer's and Chief Operating Officer's salaries totaling
                  $42,017 has been allocated to the offering expenses.
            (vi)  The net offering proceeds as of March 31, 2002, after deduction of expenses, was $1,393,549.
            (vii) From  January 1, 2002,  to March 31,  2002 (the ending date of  the  reporting  period)  the  amount  of  net  offering proceeds to the issuer were used as follows:
                  1.  construction of plant, building and facilities $-0-
                  2.  purchase and installation of machinery
                        and equipment                                $-0-
                  3.  purchase of real estate                        $-0-
                  4.  acquisition of other business(es)              $-0-
                  5.  repayment of indebtedness                      $-0-
                  6.  working capital                         $1,553,738
                  7.  temporary investments (to be specified)        $-0-
                  8. any  other  purposes  for  which at
                        least  $75,000  has been used                $-0-
           (viii) The use of proceeds described in clause 4(vii) above does not represent a material change in the use of proceeds from that described in the prospectus.

Item 6. Exhibits and Reports on 8-K

(a)   Exhibits

      The following exhibits are filed as part of this Form 10-QSB

      Exhibit No.  Description of Exhibits

      Part II Exhibits

        3.1      Articles of Incorporation of TransCommunity (2)

        3.2      By-laws of TransCommunity (2)

       10.1 Consulting Agreement by and between TransCommunity Bankshares Inc. and DPO Holdings, Inc., dated as of July 11, 2001 (1)

        10.2(a)  Employment   Agreement   by   and   between   TransCommunity
                 Bankshares  Inc.  and William C. Wiley,  dated June 27, 2001
                 (1)

        10.2(b)  Employment   Agreement   by   and   between   TransCommunity
                 Bankshares Inc. and Bruce B. Nolte, dated June 27, 2001 (1)

        ----------------------

        1. Incorporated  by reference to  TransCommunity's
           Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, and declared effective on September 17, 2001.
        2. Incorporated by reference to TransCommunity's registration statement on Form S-4 filed with the Securities and Exchange Commission, and declared effective on July 12, 2001.

(b)     Reports on Form 8-K

        Not Applicable

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

                                         TRANSCOMMUNITY BANKSHARES,
                                         INCORPORATED


                                         /s/ WILLIAM C. WILEY
                                         -------------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer


                                         /s/ BRUCE B. NOLTE
                                         -------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating
                                          Officer


                                         /s/ RICHARD W. MAYHEW
                                         -------------------------------
                                         Richard W. Mayhew
                                         Chief Financial Officer


May 14, 2002