Form 10QSB
period 2002-06-30
TRANSCOMMUNITY BANKSHARES INC
filed 2002-08-14
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended               Commission File No.   000-33355
   June 30, 2002

                            TRANSCOMMUNITY BANKSHARES
                                  INCORPORATED


               Virginia                                        54-2032355
---------------------------------------                   -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                             9025 Forest Hill Avenue
                            Richmond, Virginia 23235

                                (804) 320-6000
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                     ----   ------

      Transitional  Small  Business  Disclosure  Format  (check  one):  Yes
   No  X
      ----



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                            Outstanding at June 30, 2002
----------------------------------------         ----------------------------
Common Stock, par value - $0.01                        1,060,537 shares

                   TRANSCOMMUNITY BANKSHARES INCORPORATED


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months Ended
         June 30, 2002 and 2001                                           2

         Consolidated Statements of Income - Three Months Ended
         June 30, 2002 and 2001                                           3

         Consolidated Statements of Financial Condition -
         June 30, 2002 and December 31, 2001                              4

         Consolidated Statements of Changes in Stockholders' Equity -
         Six Months Ended June 30, 2002 and 2001                          5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2002 and 2001                                     6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               16

Item 2.  Changes in Securities                                           16

Item 6.  Exhibits and Reports on Form 8-K                                17


         SIGNATURES                                                      18

Part I   Financial Information
Item 1.  Financial Statements

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                                            Six Months Ended
                                                               June 30,
                                                          2002        2001
                                                       ----------  ----------

Interest Dividend Income
   Loans                                              $   849,191 $  314,614
   Federal funds sold                                       4,960     78,381
   Investments                                            145,539    164,192
   Federal Reserve Bank Stock                               6,039      6,039
                                                       ---------- ----------

   Total Interest Income                                1,005,729    563,226
                                                       ----------  ---------

Interest Expense
   Interest on deposits                                   346,875    239,281
   Interest on other borrowed funds                        12,970      4,907
                                                       ----------  ---------

   Total Interest Expense                                 359,845    244,188
                                                       ----------  ---------

Net Interest Income                                       645,884    319,038

Provision for Loan Losses                                 120,700     99,073
                                                       ----------  ---------

Net Interest Income After Provision for Loan Losses       525,184    219,965
                                                       ----------  ---------

Noninterest Income
   Bank service charges and fees                           67,789     22,394
   Commissions and fees from loan originations            544,280    344,679
                                                       ----------  ---------

   Total Noninterest Income                               612,069    367,073
                                                       ----------  ---------

Noninterest Expense
   Salaries and employee benefits                         977,329    589,348
   Occupancy expense                                       96,969     55,149
   Equipment expense                                      127,921     33,576
   Other operating expenses                               562,626    425,346
                                                       ----------  ---------

   Total Noninterest Expense                            1,764,845  1,103,419
                                                       ----------  ---------

Net Loss                                               $ (627,592) $(516,381)
                                                        =========   ========

   Net Loss Per Share (Basic and Diluted)               $   (0.68)  $  (0.77)
                                                         =========   =======

   Weighted Average Shares Outstanding                    926,673    670,836


       The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)
                                                         Three Months Ended
                                                               June 30,
                                                          2002        2001
                                                       ----------  ----------

Interest Income
   Loans                                               $  479,574 $  183,335
   Federal funds sold                                         676     27,160
   Other investments and taxable interest                  61,988    105,559
   Dividends                                                6,039      6,039
                                                        ---------  ---------

   Total Interest Income                                  548,277    322,093
                                                        ---------  ---------

Interest Expense
   Interest on deposits                                   173,392    147,655
   Interest on other borrowed funds                        12,626      1,943
                                                        ---------  ---------

   Total Interest Expense                                 186,018    149,598
                                                        ---------  ---------

Net Interest Income                                       362,259    172,495

Provision for Loan Losses                                  60,700     54,945
                                                        ---------  ---------

Net Interest Income After Provision for Loan Losses       301,559    117,550
                                                        ---------  ---------

Noninterest Income
   Bank service charges and fees                           39,982     13,895
   Commissions and fees from loan originations            281,745    225,351
                                                        ---------  ---------

   Total Noninterest Income                               321,727    239,246
                                                        ---------  ---------

Noninterest Expense
   Salaries and employee benefits                         495,151    284,085
   Occupancy expense                                       49,498     41,190
   Equipment expense                                       67,939     18,432
   Other operating expenses                               276,575    167,508
                                                        ---------  ---------

   Total Noninterest Expense                              889,163    511,215
                                                        ---------  ---------

Net Loss                                               $ (265,877) $(154,419)
                                                        =========    =======

   Net Loss Per Share (Basic and Diluted)               $   (0.27)  $  (0.23)
                                                         =========   =======

   Weighted Average Shares Outstanding                    989,554    670,836


       The accompanying notes are an integral part of this statement.

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       JUNE 30, 2002 AND DECEMBER 31, 2001


                                                     June 30,   December 31,
                                                       2002         2001
                                                     Unaudited     Audited
                                                    -----------   ---------
     ASSETS

Cash and due from banks                            $ 3,149,033  $    941,995
Federal funds sold                                                   485,000
                                                    ----------   -----------

Total Cash and Cash Equivalents                      3,149,033     1,426,995

Securities available-for-sale, at fair value         1,504,215     1,492,847
Securities held to maturity                          3,199,375     7,699,217
Loans net of allowance for loan losses
   of $355,700 at June 30, 2002 and
   $235,000 at December 31, 2001                    28,512,877    15,161,755
Bank premises and equipment, net                     2,055,225     1,908,025
Federal Reserve Bank stock (restricted)                201,300       201,300
Other assets                                           762,226       710,228
                                                    ----------   -----------

   Total Assets                                    $39,384,251  $ 28,600,367
                                                    ==========   ===========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $ 5,905,866  $  4,137,943
     Interest bearing                                3,989,757     2,355,015
   Savings deposits                                  2,195,719     1,538,786
   Other time deposits                              16,145,228    13,554,427
                                                    ----------   -----------

   Total Deposits                                   28,236,570    21,586,171

Federal funds purchased                              2,762,000
Long-term debt                                         238,000       115,588
Accrued interest payable                                70,636        72,263
Accrued expenses and other liabilities                 146,214       306,312
                                                    ----------   -----------

   Total Liabilities                                31,453,420    22,080,334
                                                    ----------   -----------

     STOCKHOLDERS' EQUITY

Common stock subscriptions                             136,700       803,800
Expenses of stock offering                            (402,534)     (217,189)
Common stock (5,000,000 shares authorized
   $.01 par value)
     772,586 shares issued and outstanding                             7,726
     1,060,537 shares issued and outstanding            10,606
Paid-in-surplus                                     10,400,247     7,523,617
Accumulated deficit                                 (2,219,297)   (1,591,705)
Accumulated other comprehensive income (loss)            5,109        (6,216)
                                                    ----------   -----------

   Total Stockholders' Equity                        7,930,831     6,520,033
                                                    ----------   -----------

   Total Liabilities and Stockholders' Equity      $39,384,251  $ 28,600,367
                                                    ==========   ===========

       The accompanying notes are an integral part of this statement.


                                                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                                    (UNAUDITED)


                                                Expenses of                                            Accumulated
                           Shares of   Common    Current                                                Other
                            Common      Stock     Stock        Common      Paid in   Accumulated      Comprehensive
                            Stock   Subscriptions Offerings      Stock      Surplus      Deficit        (Loss) Income   Total
                          --------   ------------ ----------  ----------  ---------   -----------    ----------------   -----

Balance,
   December 31, 2001       772,586   $ 803,800   $(217,189)    $  7,726   $ 7,523,617   $(1,591,705)    $   (6,216)  $ 6,520,033

Net Loss                                                                                   (627,592)                    (627,592)

Unrealized gain on
   securities
   available for sale                                                                                       11,325        11,325
                                                                                                            ------        ------

   Total comprehensive loss                                                                                             (616,267)

   Subscriptions received
     during period                   2,212,410                                                                         2,212,410

   Common stock issued     288,951  (2,889,510)                   2,890     2,886,620

   Common share retired     (1,000)     10,000                      (10)       (9,990)

Expenses of current stock
   offering                                       (185,345)                                                             (185,345)
                           -------   --------    ---------      --------    ----------     ----------      --------       --------

Balance
   June 30, 2002         1,060,537   $ 136,700   $(402,534)    $ 10,606   $10,400,247   $(2,219,297)      $  5,109   $ 7,930,831
                        ==========    =======    ==========    ========    ==========     =========        =======    ==========

Balance
   December 31, 2000       670,836   $           $           $1,677,090   $ 4,936,918   $  (193,231)      $          $ 6,420,777

Net Loss                                                                                   (516,381)                    (516,381)
Expenses of current stock
   offering                                        (46,466)                                                              (46,466)
Common stock subscribed                147,335                                                                           147,335
                         ---------    --------    --------    ---------    ----------    ----------        ---------   ----------

Balance
   June 30, 2001           670,836   $ 147,335   $ (46,466)  $1,677,090   $ 4,936,918    $ (709,612)      $          $ 6,005,265
                        ===========  ========    =========  ============   ==========     =========        =======    ==========

       The accompanying notes are an integral part of this statement.

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2001
                                   (UNAUDITED)

                                                            Six Months Ended
                                                               June 30,
                                                           2002        2001
                                                        ----------  ----------
Cash Activities:
   Net loss                                           $ (627,592) $  (516,381)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                         120,700       99,073
       Accretion income                                     (202)     (41,956)
       Depreciation                                      103,717       21,146
       Net change in:
         Other assets                                    (51,998)    (245,958)
         Interest payable                                 (1,627)
         Accrued expenses and other liabilities         (174,443)     124,956
                                                       ---------   ----------

   Net Cash Used in Operating Activities                (631,445)    (559,120)
                                                       ---------   ----------

Investing Activities:
   Purchase of investment securities                               (2,744,230)
   Net change in loans                               (13,471,822)  (6,366,622)
   Proceeds from maturities of investment
     securities                                        4,500,001
   Purchase of Main Street Mortgage and
     Investment Corporation                                          (254,873)
   Payments for the purchase of property                 (52,917)    (716,951)
                                                       ---------   ----------

   Net Cash Used in Investing Activities              (9,024,738) (10,082,676)
                                                       ---------    ----------

Financing Activities:
   Federal funds purchased                             2,762,000
   Proceeds from sale of common stock                  2,212,410      147,335
   Repayment of note payable                             (75,588)
   Costs associated with stock offering                 (171,000)     (46,466)
   Net change in:
     Demand deposits                                   3,402,665    2,221,038
     Savings deposits                                    656,933      338,921
     Time deposits                                     2,590,801    7,945,916
                                                       ---------   ----------

   Net Cash Provided by Financing Activities          11,378,221   10,606,744
                                                       ----------  ----------

Net Increase (Decrease) in Cash and Cash Equivalents   1,722,038      (35,052)

Cash and Cash Equivalents, Beginning of Period         1,426,995      883,875
                                                       ---------   ----------

Cash and Cash Equivalents, End of Period              $3,149,033  $   848,823
                                                       =========   ==========

Supplemental Information:
   Interest paid                                      $  177,575  $   194,271
   Non-cash transactions:
     Note payable issued as part of the purchase of
       Main Street Mortgage and Investment Corporation                115,588
     Note payable issued to purchase land                198,000
     Accounts payable for costs associated with
       stock offering                                     14,345

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

NOTE 2    ACCOUNTING PRINCIPLES:

              The consolidated  financial  statements of
          TransCommunity conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the six and three month periods ended June 30, 2002 and 2001. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2001 financial statements for TransCommunity, which statements were included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, the Bank and Main Street Mortgage and Investment Corporation ("Main Street"), a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated.


NOTE 3    INVESTMENT SECURITIES:

             The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2002 are shown in the table below. As of June 30, 2002, U.S. Agency securities with a carrying value of $4,703,590 were pledged as collateral for public deposits.

                                                  Gross        Gross
             Amortized               Unrealized  Unrealized    Fair
          Securities Held to Maturity   Cost      Gains       Losses    Value
                                        ----      -----       ------    -----
          June 30, 2002

          U.S. Agency               $3,199,375  $          $  1,931   $3,197,444
                                     =========   ======     =======    =========

          Securities Available for Sale
          June 30, 2002

          U.S. Agency               $1,499,106  $ 5,109    $          $1,504,215
                                     =========   ======     =======    =========

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3    INVESTMENT SECURITIES (CONTINUED):

                                                          Gross       Gross
                                 Amortized  Unrealized  Unrealized     Fair
                                   Cost        Gains      Losses       Value
         Securities Available for Sale
         December 31, 2001

         U.S. Agency note       $1,499,063  $          $ (6,216)    $1,492,847
                                 =========   ======      =======    =========

         Securities Held to Maturity
         December 31, 2001
                                               Gross      Gross
                                 Amortized  Unrealized  Unrealized      Fair
                                   Cost        Gains      Losses       Value
         U.S. Agency discount
            notes               $2,499,842   $          $   (466)    $2,499,376
         U.S. Agency notes       5,199,375     15,680    (20,735)     5,194,320
                                 ---------    -------    -------     ---------

            to Maturity         $7,699,217   $ 15,680   $(21,201)    $7,693,696
                                 =========     ======    =======     =========


NOTE 4    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        June 30, December 31,
              Type                                        2002       2001
              ----                                        ----       ----

              Commercial, financial, and agricultural   $ 4,799    $ 4,218
              Real estate -construction                   3,926      1,207
              Real estate -mortgage                      17,614      7,840
              Installment loans to individuals            2,530      2,132
                                                         ------     ------

              Total loans                                28,869     15,397

              Less allowance for loan losses               (356)      (235)
                                                         ------     ------

              Net Loans                                 $28,513    $15,162
                                                         ======     ======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Bank's allowance for loan losses are shown in the following schedule:
                                                     For the Six Months Ended
                                                              June 30,
                                                          2002      2001

             Balance, beginning of period               $235,000  $ 38,000
          Provision for loan losses                      120,700    99,073
                                                         -------    ------

          Balance, End of Period                        $355,700  $137,073
                                                         =======   =======


NOTE 6    COMMON STOCK:

              TransCommunity issued 117,461 shares of stock during the second quarter of 2002 and 288,951 shares for the first six months of the year for $10 per share pursuant to the offering that began September 24, 2001. TransCommunity has incurred costs relating to the offering of $402,534. Of these costs, $185,345 was incurred during 2002. During the first quarter, 1,000 shares of common stock were retired. These transactions resulted in 1,060,537 shares being issued and outstanding as of June 30, 2002.

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

      TransCommunity is currently engaged in a non-underwritten public offering of 1,500,000 shares of its common stock at a purchase price of $10 per share. TransCommunity intends to use the proceeds of the offering to capitalize the two proposed banks, and for general corporate purposes. As of June 30, 2002, TransCommunity had raised $2,623,676, after deduction of expenses from the offering through the sale of 288,951 shares and the subscription of 13,670 shares. Expenses related to the current offering amounted to $402,534 through June 30, 2002.

      For the six months ended June 30, 2002, TransCommunity had a net loss of $627,592 compared with a net loss of $516,381 for the six months ended June 30, 2001. The net loss per share was $.68 compared with $.77 for the same periods.

      For the three months ended June 30, 2002, TransCommunity had a net loss of $265,877 compared with a loss of $154,419 for the three months ended June 30, 2001. The net loss per share was $.27 compared with $.23 for the same periods.

Prospects for the Future

     Through June 30, 2002 the Bank has been able to attract deposits of $28,236,570 and loans of $28,512,877. Based on current acceptance by the community and the growth to date, management believes that the prospects for the Bank are excellent.

Net Interest Margin

     The Bank's net interest margin was 4.24% for the six months ended June 30, 2002, the same as for the six months ended June 30, 2001. Growth in new loans were 88.06% and 209.10% over the net loans present at December 31, 2001 and June 30, 2001, respectively. Deposits increased 30.81% and 82.09% for the same periods, respectively. The net interest margin for the six months ended June 30, 2002, compares favorably with other commercial banks, however, management anticipates it will continue to offer favorable rates on loans and deposits to attract new customers.

     The Bank's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the first six months of 2002 was $120,700, resulting in an allowance for loan losses of $355,700 (1.23% of total loans). The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management, and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As the Bank matures, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any potential problem loans.

Noninterest Income

     Noninterest income increased from $367,073 in the first six months of 2001 to $612,069 in the first six months of 2002. Noninterest income as a percentage (annualized) of average assets for the first six months of 2002 was 3.75% compared to 4.33% for the first six months of 2001. Commissions and fees received by Main Street increased $199,601, or 57.91%, due to the increase in the volume of loans originated. Bank service charges and fees increased $45,395, or 202.71%, due to the increase in the Bank's customer base and deposits.

Noninterest Expense

      Noninterest expense increased from $1,103,419 in the first six months of 2001 to $1,764,845, or 59.94%, in the first six months of 2002. A schedule of noninterest expense by company is shown below. The expenses of Main Street are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to organizational and start up cost of the holding company and two proposed new banks. The increase in expenses at the Bank was due to additional staffing and the general growth in operations. Noninterest expense, as a percentage (annualized) of average assets for the first six months of 2002, was 10.81% compared with 13.01% for the first six months of 2001.

                                                        Six Months Ended
                                                            June 30,
                                                        2002        2001

              TransCommunity                       $   651,138   $  241,047
              Bank                                     513,813      475,373
              Main Street                              599,894      386,999
                                                    ----------    ---------

                 Total                             $ 1,764,845   $1,103,419
                                                    ==========    =========

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that the Bank will produce taxable income in the future which can be offset by loss carryforwards from the current period.


Loans

     Total loans have increased $13,471,822 during the first six months of 2002 to $28,868,577.

     Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        June 30, December 31,
     Type                                                 2002       2001
     ----                                                 ----       ----

     Commercial, financial, and agricultural           $  4,799   $  4,218
     Real estate - construction                           3,926      1,207
     Real estate - mortgage                              17,614      7,840
     Installment loans to individuals                     2,530      2,132
                                                        -------    -------

     Total loans                                       $ 28,869   $ 15,397
                                                        =======    =======


Nonaccrual, Past Due and Restructured Loans

     At June 30, 2002 and December 31, 2001 the Bank did not have any loans classified as non-accrual, past due more than ninety days or restructured. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.


Allocation for the Allowance for Loan Losses

                                                                  Percent of
                                                                 loans in each
   Balance at end of period                                       category to
         applicable to                                  Amount    total loans
    ---------------------                               ------    -----------

      Real estate                                     $265,398      74.61%
      Non-real estate                                   90,302      25.39%
                                                       -------     ------

                                                      $355,700     100.00%
                                                       =======     ======

Deposits

     The Bank's deposits increased $6,650,399 during the first six months of 2002 to $28,236,570 at June 30, 2002. A schedule of deposits by type is shown in the statements of condition. Time deposits of $100,000 or more equaled 18.87% of deposits at June 30, 2002.

Bank Premises

     Bank premises and equipment consisted of the following as of June 30, 2002:

     Land                                                $   410,009
     Land improvements                                       160,593
     Building                                                840,866
     Furniture and fixtures                                  864,156
     Automobiles                                              17,167
     Construction in progress                                 60,433
                                                          ----------

                                                           2,353,224
     Less:  Accumulated Depreciation                         297,999
                                                          ----------

     Total Bank Premises and Equipment                   $ 2,055,225
                                                          ==========

     TransCommunity purchased property in the Town of Louisa for a price of $200,000 from a Trust. The Trustee of the Trust is a member of the Board of Directors of the Bank of Louisa, N.A. (I.O.) The Board has received two independent appraisals and is of the opinion that the terms of the agreement are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this transaction, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003.


Capital

     TransCommunity's capital as a percentage of total assets was 20.14% at June 30, 2002, and 22.80% at December 31, 2001, which significantly exceeded regulatory requirements at both dates.


Liquidity and Interest Sensitivity

      At June 30, 2002, TransCommunity had liquid assets of approximately $3.1 million in the form of cash and short term investments. Management believes that the liquid assets are adequate at June 30, 2002. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. The Bank also has the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Bank's short term or long term liquidity. Capital expenditures in the near future will be purchased using liquid assets.

    At June 30, 2002, TransCommunity had a negative cumulative Gap Rate Sensitivity Ratio of 26.04% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule
II.

Employees

    TransCommunity's full time equivalent employees totaled thirty-five at December 31, 2001, and at June 30, 2002, including twelve at the Bank, seventeen at Main Street and six at TransCommunity.

    The number of new employees hired for the duration of 2002 will depend on the continued growth in operations.

Schedule I

                                                TRANSCOMMUNITY BANKSHARES INCORPORATED
                                                      NET INTEREST MARGIN ANALYSIS
                                                          AVERAGE BALANCE SHEET
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                                       (In Thousands of Dollars)


                                              2002                                         2001
                              ------------------------------------       -------------------------------------
                               Average                    Average        Average                      Average
                               Balance       Income/        Rates        Balance        Income/        Rates
                                Sheet       Expense     Earned/Paid       Sheet         Expense     Earned/Paid


ASSETS

   Loans including fees       $ 23,383,746    $849,191        7.26%     $ 6,169,820      $ 314,614      10.20%
   Federal Funds sold              595,081       4,960        1.67%       3,127,502         78,381       5.01%
   Other investments             6,477,171     151,578        4.68%       5,755,710        170,231       5.92%
                                ---------     --------     --------      ----------        -------      ------

   Total Earning Assets         30,455,998   1,005,729        6.60%      15,053,032        563,226       7.48%
                                              --------       -----                        --------       ----

   Allowance for loan losses      (292,483)                                 (72,395)
   Non-earning assets            2,495,800                                1,982,873
                                 ----------                               ---------

   Total Assets                $32,659,315                             $ 16,963,510
                                ==========                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest bearing        $ 4,879,548  $   45,564        1.87%    $  1,708,618      $  25,253       2.96%
     Savings                     1,903,151      19,983        2.10%         431,231          6,426       2.98%
     All other time
       deposits                 14,612,032     281,328        3.85%       6,751,983        207,602       6.15%
                                 ---------    --------     --------       ---------        -------       ----

     Total Deposits             21,394,731     346,875        3.24%       8,891,832        239,281       5.44%

     Other borrowed
       funds                     1,019,718      12,970        2.54%         109,047          4,907       9.00%
                                   -------    --------     -------        ---------        -------       ----

     Total Interest Bearing
       Liabilities              22,414,449     359,845        3.21%       9,000,879        244,188       5.43%
                                 ---------    --------      -------        --------       --------        ----

   Non-interest bearing
     Deposits                    4,267,576                                1,520,493
   Other liabilities                78,860                                  124,225
                                   --------                                --------

     Total Liabilities          26,760,885                               10,645,597

   Stockholders' Equity          5,898,430                                6,317,913
                                 ----------                               ---------

   Total Liabilities and
     Stockholders' Equity     $ 32,659,315                              $16,963,510
                               ===========                               ==========

   Net Interest Earnings                   $   645,884                                    $319,038
                                            ==========                                     =======

   Net Yield on Interest
     Earning Assets                                           4.24%                                      4.24%
                                                            ======                                     ======


Schedule II

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2002
                            (In Thousands of Dollars)


                                          1 - 365   1 - 5   Over 5
                                            Days    Years    Years    Total

Uses of Funds

Loans                                     $12,587  $12,711  $3,571  $28,869

Investment securities at cost                                3,200    3,200
Investment securities at
   fair value                                                1,504    1,504
                                           ------   ------   -----   ------

Total                                     $12,587  $12,711  $8,275  $33,573
                                           ------   ------   -----   ------

Sources of Funds

Demand Deposits
   Interest bearing                       $ 3,990  $        $       $ 3,990
Savings accounts                            2,195                     2,195
Time deposits                              12,383    3,762           16,145
                                           ------   ------   -----   ------

   Total Interest Bearing Deposits         18,568    3,762           22,330

Long-term debt                              2,762                     2,762
Federal funds purchased                                238              238
                                           ------   ------   -----   ------

Total                                     $21,330  $ 4,000  $       $25,330
                                           ------   ------   -----   ------

Discrete Gap                               (8,743)   8,711   8,275    8,243
Cumulative Gap                             (8,743)     (32)  8,243

Ratio of Cumulative Gap
   to Total Earning Assets                 (26.04)%   (.10)%  24.55%

Part II Other Information


Item 1. Legal Proceedings

      In the ordinary course of operations, TransCommunity and subsidiaries expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against TransCommunity or any subsidiary which, if determined adversely, would have material effect on the business, results of operations, or financial position of TransCommunity.

Item 2. Changes in Securites

      TransCommunity is currently engaged in a non-underwritten registered offering of up to 1,500,000 shares of common stock, at a purchase price of $10.00 per share. The proceeds of the offering will be used to capitalize two new national banks proposed to be organized in Goochland and Louisa counties, and for other general corporate purposes. The following information is furnished pursuant to Rule 463 and Item 701(f) of Regulation S-B:

      (1) The registration statement on Form SB-2 (no. 333-64566) was declared effective on September 17, 2001, as amended on June 6, 2002
      (2)   The offering commenced on or about September 24, 2001.
      (3)   The offering did not terminate before any securities were sold.
      (4)   (i)   The offering has not terminated.
            (ii)  There is no underwriter in the offering.
            (iii) The only class of security registered is common stock.
            (iv)  The  registration  statement  covers  1,500,000  shares  of common  stock  being  offered at $10 per share,
                  or $15,000,000 in the aggregate. As of June 30, 2002, the
                  Company had sold 288,951 shares, and had received gross
                  proceeds of  $3,026,210,  including  $136,700
                  for subscriptions received for shares not issued until July
                  2002.
             (v)  From the effective date of the registration statement to June
                  30, 2002 (the ending date of the reporting period), the
                  reasonably estimated amount of expenses incurred for the
                  issuer's account in connection with the issuance and
                  distribution of the securities registered were: (1)
                  underwriters' discounts and commissions $-0-; (2) finder's fees $-0; (3) expenses paid to or for underwriters $-0-; (4)
                  other expenses (including, advertising, legal and accounting)
                  $402,534; Total expenses $402,534.
                  Except for payments of $60,000 to DPO Holdings, Inc., a
                  consulting firm in which William C. Wiley, an officer and
                  director of  TransCommunity,  has a majority  equity
                  interest, none of such payments were direct or indirect
                  payments to directors or officers of TransCommunity or its associates, or to affiliates of TransCommunity. No portion of the fees paid to DPO Holdings were received, directly or
                  indirectly, by Mr. Wiley. A portion of the Chief Executive
                  Officer's and Chief Operating Officer's salaries totaling
                  $60,387 has been allocated to the offering expenses.
            (vi)  The net offering proceeds as of June 30, 2002, after deduction of expenses, was $2,623,676.
            (vii) From  January 1, 2002,  to June 30,  2002 (the  ending date of  the  reporting  period)  the  amount  of  net  offering proceeds to the issuer were used as follows:
                  1.  construction of plant, building and
                         facilities                                  $-0-
                  2.  purchase and installation of machinery
                         and equipment                               $-0-
                  3.  purchase of real estate                        $-0-
                  4.  acquisition of other business(es)              $-0-
                  5.  repayment of indebtedness                      $-0-
                  6.  working capital                          $2,623,676
                  7.  temporary investments (to be specified)        $-0-
                  8.  any other purposes for which at least
                         $75,000 has been used                       $-0-
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

        3.2      By-laws of TransCommunity (2)

       10.1 Consulting Agreement by and between TransCommunity Bankshares Inc. and DPO Holdings, Inc., dated as of July 11, 2001 (1)

        10.2(a)  Employment   Agreement   by   and   between   TransCommunity
                 Bankshares  Inc.  and William C. Wiley,  dated June 27, 2001
                 (1)

        10.2(b)  Employment   Agreement   by   and   between   TransCommunity
                 Bankshares Inc. and Bruce B. Nolte, dated June 27, 2001 (1)

        ----------------------

        1. Incorporated  by reference to  TransCommunity's
           Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, and declared effective on September 17, 2001, as amended on June 6, 2002.
        2. Incorporated by reference to TransCommunity's registration statement on Form S-4 filed with the Securities and Exchange Commission, and declared effective on July 12, 2001.

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

                                         TRANSCOMMUNITY BANKSHARES,
                                         INCORPORATED


                                         /s/ WILLIAM C. WILEY
                                         -------------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer


                                         /s/ BRUCE B. NOLTE
                                         -------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating
                                         Officer


                                         /s/ RICHARD W. MAYHEW
                                         -------------------------------
                                         Richard W. Mayhew
                                         Chief Financial Officer


August 7, 2002


(Certification of CEO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.)