Form 10QSB
period 2002-09-30
TRANSCOMMUNITY BANKSHARES INC
filed 2002-11-14
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarterly Period Ended               Commission File No.   000-33355
                                                             ----------------
   September 30, 2002

                            TRANSCOMMUNITY BANKSHARES
                                  INCORPORATED


               Virginia                                        54-2032355
---------------------------------------                   -------------------
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



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ____ X ____ No

      Transitional  Small  Business  Disclosure  Format  (check  one):  Yes
                                                                           --
   No  X
      ----



    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                       Outstanding at September 30, 2002
---------------------------------           ---------------------------------
Common Stock, par value - $0.01                        1,311,862 shares

                   TRANSCOMMUNITY BANKSHARES INCORPORATED

                                      INDEX


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 2002 and 2001                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 2002 and 2001                                      3

         Consolidated Statements of Financial Condition -
         September 30, 2002 and December 31, 2001                         4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 2002 and 2001                    5

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 2002 and 2001                                      6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 3.  Controls and Procedures                                         17

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               17

Item 2.  Changes in Securities                                           18

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 6.  Exhibits and Reports on Form 8-K                                20


         SIGNATURES                                                      21

          CERTIFICATION OF CHIEF EXECUTIVE OFFICER                       22
          CERTIFICATION OF EXECUTIVE OFFICER                             23
          CERTIFICATION OF CHIEF FINANCIAL OFFICER                       24

Part I  Financial Information
Item 1. Financial Statements

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                         Nine Months Ended
                                                            September 30,
                                                        2002         2001
                                                     ----------   ----------

Interest and Dividend Income
   Loans                                              $1,441,449  $ 577,238
   Federal funds sold                                     5,096      96,523
   Investments                                          189,815     282,334
   Federal Reserve Bank Stock                             6,039       6,039
                                                       --------   ---------

   Total Interest Income                               1,642,399    962,134
                                                       ---------   --------

Interest Expense
   Interest on deposits                                 528,846     412,524
   Interest on other borrowed funds                      30,070       7,040
                                                       --------    --------

   Total Interest Expense                               558,916     419,564
                                                       --------    --------

Net Interest Income                                   1,083,483     542,570

Provision for Loan Losses                               203,100     135,863
                                                       --------    --------

Net Interest Income After Provision for Loan Losses     880,383     406,707
                                                       --------    --------

Noninterest Income
   Bank service charges and fees                        110,392      38,134
   Commissions and fees from loan originations          946,157     624,156
                                                       --------    --------

   Total Noninterest Income                            1,056,549    662,290
                                                       ---------   --------

Noninterest Expense
   Salaries and employee benefits                     1,561,285   1,009,683
   Occupancy expense                                    145,702      96,354
   Equipment expense                                    208,231      89,673
   Other operating expenses                             868,487     723,174
                                                       --------    --------

   Total Noninterest Expense                           2,783,705  1,918,884
                                                       ---------  ---------

Net Loss                                              $(846,773)  $(849,887)
                                                       =========   ========

   Net Loss Per Share (Basic and Diluted)             $   (0.85)  $   (1.27)
                                                       =========   ========

   Weighted Average Shares Outstanding                  994,695     670,703


       The accompanying notes are an integral part of this statement.

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                       Three Months Ended
                                                          September 30,
                                                       2002          2001
                                                    ----------    ----------

Interest and Dividend Income
   Loans                                            $  587,099    $ 262,624
   Federal funds sold                                      136       18,142
   Investments                                          43,818      118,142
                                                     ---------     --------

   Total Interest Income                               631,053      398,908
                                                     ---------     --------

Interest Expense
   Interest on deposits                                181,853      172,979
   Interest on other borrowed funds                     17,101        2,397
                                                     ---------     --------

   Total Interest Expense                              198,954      175,376
                                                     ---------     --------

Net Interest Income                                    432,099      223,532

Provision for Loan Losses                               82,400       36,790
                                                     ---------     --------

Net Interest Income After Provision for Loan Losses    349,699      186,742
                                                     ---------     --------

Noninterest Income
   Bank service charges and fees                        48,103       15,740
   Commissions and fees from loan originations         401,877      279,477
                                                     ---------     --------

   Total Noninterest Income                            449,980      295,217
                                                     ---------     --------

Noninterest Expense
   Salaries and employee benefits                      583,957      420,335
   Occupancy expense                                    48,733       41,205
   Equipment expense                                    80,310       56,097
   Other operating expenses                            305,860      297,828
                                                     ---------     --------

   Total Noninterest Expense                         1,018,860      815,465
                                                     ---------     --------

Net Loss                                            $ (219,181)   $ (333,506)
                                                     =========     =========

   Net Loss Per Share (Basic and Diluted)           $    (0.19)   $   (0.50)
                                                     ==========    =========

   Weighted Average Shares Outstanding               1,126,552      670,436


       The accompanying notes are an integral part of this statement.

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  SEPTEMBER 30, 2002 AND DECEMBER 31, 2001


                                                   September 30,December 31,
                                                       2002         2001
                                                    Unaudited      Audited
                                                   -----------    ---------
     ASSETS

Cash and due from banks                            $ 5,699,913   $   941,995
Federal funds sold                                                   485,000
                                                    ----------    ----------

Total Cash and Cash Equivalents                      5,699,913     1,426,995

Securities available-for-sale, at fair value                       1,492,847
Securities held to maturity                          1,200,000     7,699,217
Loans net of allowance for loan losses of
   $438,100 at September 30, 2002 and
   $235,000 at December 31, 2001                    35,658,287    15,161,755
Bank premises and equipment, net                     2,059,172     1,908,025
Federal Reserve Bank stock (restricted)                201,300       201,300
Other assets                                           722,286       710,228
                                                    ----------    ----------

   Total Assets                                    $45,540,958   $28,600,367
                                                    ==========    ==========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $ 7,695,368   $ 4,137,943
     Interest bearing                                4,474,726     2,355,015
   Savings deposits                                  2,690,108     1,538,786
   Other time deposits                              18,568,050    13,554,427
                                                    ----------    ----------

   Total Deposits                                   33,428,252    21,586,171

Federal funds purchased                              1,595,101
Long-term debt                                         198,000       115,588
Accrued interest payable                                72,881        72,263
Accrued expenses and other liabilities                 183,552       306,312
                                                    ----------    ----------

   Total Liabilities                                35,477,786    22,080,334
                                                    ----------    ----------

     STOCKHOLDERS' EQUITY

Common stock subscriptions                             100,000       803,800
Expenses of stock offering                            (512,453)     (217,189)
Common stock (5,000,000 shares authorized
   $.01 par value)
     772,586 shares issued and outstanding                             7,726
     1,311,862 shares issued and outstanding            13,119
Paid-in-surplus                                     12,900,984     7,523,617
Accumulated deficit                                 (2,438,478)   (1,591,705)
Accumulated other comprehensive income (loss)                         (6,216)
                                                    ----------    ----------

   Total Stockholders' Equity                       10,063,172     6,520,033
                                                    ----------    ----------

   Total Liabilities and Stockholders' Equity      $45,540,958   $28,600,367
                                                    ==========    ==========

       The accompanying notes are an integral part of this statement.


                   TRANSCOMMUNITY BANKSHARES INCORPORATED
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                 Expenses of                                           Accumulated
                       Shares of      Common       Current                                                Other
                        Common         Stock        Stock        Common      Paid in     Accumulated  Comprehensive
                        Stock     Subscriptions   Offerings       Stock      Surplus       Deficit    (Loss) Income    Total

Balance,
  December 31, 2001      772,586   $  803,800   $  (217,189)  $    7,726   $ 7,523,617  $ (1,591,705)  $    (6,216) $6,520,033

Net Loss                                                                                    (846,773)                 (846,773)

Unrealized gain on
  securities available
  for sale                                                                                                    6,216      6,216
                                                                                                                       ----------

  Total comprehensive loss                                                                                            (840,557)

  Subscriptions received
  during period                     4,688,960                                                                         4,688,960

  Common stock issued    539,276   (5,392,760)                     5,393     5,387,367

  Payment to dissenting
  shareholder                                                                  (10,000)                                 (10,000)

Expenses of current
  stock offering                                   (295,264)                                                           (295,264)
                          -------    ---------   ----------    ---------      --------    ----------   ------------   ---------

Balance
  September 30, 2002   1,311,862   $  100,000   $  (512,453)  $   13,119   $12,900,984  $ (2,438,478)  $            $10,063,172
                      ==========    =========    ==========    =========    ==========   ===========    ==========   ==========



Balance
  December 31, 2000      670,836   $            $             $1,677,090   $ 4,936,918   $  (193,231)  $            $ 6,420,777

Net Loss                                                                                    (849,887)                  (849,887)
Sale of Stock                100                                     250           750                                    1,000
Stock Exchange of
  TransCommunity for
  Bank of Powhatan        (1,000)                             (1,670,641)    1,670,641                                      -
Expenses of current
  stock offering                                   (144,340)                                                            (144,340)
Common stock
  subscribed                          826,335                                                                            826,335
                      --------     ----------    ----------    ---------    ----------    ----------    ----------    ----------


Balance
  September 30,
  2001                   669,936   $   826,335  $  (144,340) $   6,699    $   6,608,309 $ (1,043,118)   $            $ 6,253,885
                      ==========    ==========   ===========   ========     ===========  ===========     ==========   ==========


                                             The accompanying notes are an integral part of this statement.

                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                            September 30,
                                                       2002          2001
                                                    ----------    ----------
Cash Activities:
   Net loss                                        $  (846,773)  $ (849,887)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                       203,100      135,863
       Accretion income                                 (1,720)     (43,481)
       Loss on disposition of bank premises and
         equipment                                      10,399
       Depreciation                                    155,237       99,995
       Net change in:
         Other assets                                  (12,058)    (141,678)
         Accrued expenses and other liabilities       (122,142)      56,653
                                                    ----------    ---------

   Net Cash Used in Operating Activities              (613,957)    (742,535)
                                                    ----------    ---------

Investing Activities:
   Purchase of investment securities                             (2,777,910)
   Net change in loans                             (20,699,632)  (9,337,930)
   Proceeds from maturities of investment
     securities                                      8,000,000
   Proceeds from the sale of bank premises
     and equipment                                      30,000
   Purchase of Main Street Mortgage and
     Investment Corporation                                        (231,176)
   Payments for the purchase of bank premises
     and equipment                                    (148,783)    (970,761)
                                                    ----------    ---------

   Net Cash Used in Investing Activities           (12,818,415)  (13,317,777)
                                                   -----------   -----------

Financing Activities:
   Federal funds purchased                           1,595,101
   Proceeds from sale of common stock                4,688,960      826,335
   Payment to dissenting shareholder                   (10,000)
   Repayment of note payable                          (115,588)
   Costs associated with stock offering               (295,264)    (144,340)
   Net change in:
     Demand deposits                                 5,677,136    3,443,849
     Savings deposits                                1,151,322      986,688
     Time deposits                                   5,013,623    9,205,676
                                                    ----------    ---------

   Net Cash Provided by Financing Activities        17,705,290    14,318,208
                                                    ----------    ----------

Net Increase in Cash and Cash Equivalents            4,272,918      257,896

Cash and Cash Equivalents, Beginning of Period       1,426,995      883,875
                                                    ----------    ---------

Cash and Cash Equivalents, End of Period           $ 5,699,913   $1,141,771
                                                    ==========    =========

Supplemental Information:
   Interest paid                                   $   558,298   $  377,493
   Non-cash transactions:
     Transfer of 669,936 shares of TransCommunity
       stock for 669,936 shares of Bank of Powhatan,
       N.A. stock                                                 1,670,641
     Note payable issued as part of the purchase of
       Main Street Mortgage and Investment Corporation              115,588
     Note payable issued to purchase land              198,000
     Accounts payable for costs associated with
       stock offering                                   14,345

       The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    REORGANIZATION:

              TransCommunity Bankshares Incorporated ("TransCommunity") was organized and incorporated under the laws of the Commonwealth of Virginia on March 16, 2001. On August 15, 2001 the shareholders of the Bank of Powhatan, N.A. ("Bank") approved a plan of reorganization under which the shareholders of the Bank exchanged their common stock for common stock in TransCommunity Bankshares Incorporated ("TransCommunity"). On the same date, the reorganization was completed and the Bank became a wholly owned subsidiary of TransCommunity. As a result of the transaction, TransCommunity is the successor to the Bank and all transactions prior to March 16, 2001, included in the financial statements, reflect transactions of the Bank.

NOTE 2    ACCOUNTING PRINCIPLES:

              The consolidated financial statements of TransCommunity conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the nine and three month periods ended September 30, 2002 and 2001. The notes included should be read in conjunction with the notes to financial statements included in the audited December 31, 2001 financial statements for TransCommunity, which statements were included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, the Bank and Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), a wholly owned subsidiary of the Bank. All significant intercompany balances and transactions have been eliminated.


NOTE 3   INVESTMENT SECURITIES:

              The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2002 are shown in the table below. As of September 30, 2002, U.S. Agency securities with a carrying value of $1,200,000 were pledged as collateral for public deposits.

                                            Gross      Gross
                               Amortized  Unrealized  Unrealized     Fair
                                  Cost      Gains      Losses       Value

          Securities Held to Maturity
          September 30, 2002

          U.S. Agency         $ 1,200,000   $ 3,376   $           $ 1,203,376
                               ==========    ======    ========    ==========

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
                                 =========   ======   =======   =========


         Securities Held to Maturity
         December 31, 2001
                                              Gross     Gross
                                Amortized Unrealized Unrealized   Fair
                                  Cost       Gains     Losses     Value
         U.S. Agency discount
            notes               $2,499,842  $        $   (466) $2,499,376
         U.S. Agency notes       5,199,375   15,680   (20,735)  5,194,320
                                 ---------  -------   -------   ---------

                                $7,699,217  $15,680  $(21,201) $7,693,696
                                 =========   ======   =======   =========


NOTE 4    LOANS:

              Loans by type are shown in the following schedule:

                                                         (In Thousands)
                                                   September 30, December 31,
              Type                                     2002          2001
              ----                                     ----          ----

              Commercial, financial,
                and agricultural                     $  5,619      $ 4,218
              Real estate -construction                 5,862        1,207
              Real estate -mortgage                    20,775        7,840
              Installment loans to individuals          3,840        2,132
                                                      -------       ------

              Total loans                              36,096       15,397

              Less allowance for loan losses             (438)        (235)
                                                      -------       ------

              Net Loans                              $ 35,658      $15,162
                                                      =======       ======


NOTE 5    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Bank's allowance for loan losses are shown in the following schedule:
                                                    For the Nine Months Ended
                                                          September 30,
                                                       2002         2001
                                                       ----         ----

          Balance, beginning of period               $235,000     $ 38,000
          Provision for loan losses                   203,100      135,863
                                                      -------      -------

          Balance, End of Period                     $438,100     $173,863
                                                      =======      =======

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    COMMON STOCK:

          TransCommunity issued 251,325 shares of stock during the third quarter of 2002 and 539,276 shares for the first nine months of the year for $10 per share pursuant to the offering that began September 24, 2001. TransCommunity has incurred costs relating to the offering of $512,453. Of these costs, $295,264 was incurred during 2002. During the first quarter, $10,000 was paid to a dissenting shareholder of the Bank of Powhatan, N.A. These transactions resulted in 1,311,862 shares being issued and outstanding as of September 30, 2002.


NOTE 7    GOODWILL:

          Other assets contain $320,917 of goodwill attributable to the purchase of Main Street Mortgage by the Bank. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The new accounting standard requires that goodwill not be amortized, however, it will be tested for impairment and adjusted to fair value using one of several methods. Management has determined that the goodwill related to the above purchase was not impaired as of January 1, 2002. Management anticipates that the goodwill will be reviewed for impairment again as of January 1, 2003 and adjusted in the year 2003 if appropriate.


NOTE 8    EARNINGS PER SHARE:

              Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity's outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate. Therefore, basic and dilutive loss per share are identical.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     TransCommunity Bankshares Incorporated ("TransCommunity") was organized and incorporated under the laws of the Commonwealth of Virginia on March 16, 2001. TransCommunity received approval from the Board of Governors of the Federal Reserve System to become a bank holding company effective August 15, 2001. Also on August 15, 2001, 669,936 shares of TransCommunity common stock were issued in exchange for all the common stock of the Bank of Powhatan, N.A. (the "Bank") in a statutory share exchange transaction. As a result of the transaction, TransCommunity is the successor to the Bank and all transactions prior to March 16, 2001, included in the financial statements, reflect transactions of the Bank. In addition, TransCommunity has filed applications with, and has received preliminary approval from, the Comptroller of the Currency to establish two new independent community banks in the central Virginia Area, the Bank of Goochland, N.A. and the Bank of Louisa, N.A.

     TransCommunity's predecessor, the Bank of Powhatan N.A., was organized as a national bank in 1998 and commenced its general banking operation on March 20, 2000, providing services to businesses and individuals. On January 1, 2001, the Bank acquired Main Street Mortgage and Investment Corporation ("Main Street Mortgage") as a wholly owned subsidiary.

     With an emphasis on personal service, TransCommunity's bank subsidiaries offer a range of commercial and retail banking products and services including checking, saving and time deposits, individual retirement accounts, merchant bankcard processing, residential and commercial mortgages, home equity loans, consumer installment loans, investment, small business loans, commercial lines of credit, letters of credit, Visa check card, mortgage brokerage services and internet banking.

     TransCommunity is currently engaged in a non-underwritten public offering of 1,500,000 shares of its common stock at a purchase price of $10 per share. TransCommunity intends to use the proceeds of the offering to capitalize the two proposed banks, and for general corporate purposes. As of September 30, 2002, TransCommunity had raised $4,980,307, after deduction of expenses from the offering through the sale of 539,276 shares and the subscription of 10,000 shares. Expenses related to the current offering amounted to $512,453 through September 30, 2002. As of October 31, 2002, TransCommunity had sold 824,963 shares in this offering and had received gross proceeds of $8.25 million.

     For the nine months ended September 30, 2002, TransCommunity had a net loss of $846,773 compared with a net loss of $849,887 for the nine months ended September 30, 2001. The net loss per share was $.85 and $1.27 for the nine months ended September 30, 2002 and 2001, respectively.

     For the three months ended September 30, 2002, TransCommunity had a net loss of $219,181 compared with a loss of $333,506 for the three months ended September 30, 2001. The net loss per share was $.19 for the three months ended September 30, 2002 as compared with $.50 for the same period a year earlier.

Prospects for the Future

     Through September 30, 2002 TransCommunity, through its banking subsidiary, has been able to attract deposits of $33,428,252 and loans of $35,658,287. Additionally, TransCommunity has raised $4,980,307, net of offering costs of $512,453 through September 30, 2002 primarily to capitalize the proposed Bank of Goochland, N.A. (I.O.) and Bank of Louisa, N.A.(I.O.). Based on current acceptance by the community and the growth to date, management believes that the prospects for the Banks are excellent.

Net Interest Margin

     The net interest margin of TransCommunity's banking subsidiary was 4.41% for the nine months ended September 30, 2002, as compared to 4.23% for the same period a year earlier. Growth in new loans were 135.19% and 193.27% over the net loans present at December 31, 2001 and September 30, 2001, respectively. Deposits increased 54.86% and 79.57% for the same periods, respectively. The net interest margin for the nine months ended September 30, 2002, compares favorably with other commercial banks, however, management anticipates it will continue to offer favorable rates on loans and deposits to attract new customers.

     The Bank's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the first nine months of 2002 was $203,100, resulting in an allowance for loan losses of $438,100 (1.21% of total loans). The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management, and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As the Bank matures, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any potential problem loans.

Noninterest Income

     Noninterest income increased from $662,290 in the first nine months of 2001 to $1,056,049 in the first nine months of 2002. Noninterest income as a percentage (annualized) of average assets for the first nine months of 2002 was 4.04% compared to 4.61% for the first nine months of 2001. Commissions and fees received by TransCommunity's affiliate, Main Street Mortgage, increased $332,001, or 51.59%. This was due to the increase in the volume of loans originated. The Bank's service charges and fees increased $72,258, or 189.48%, due to its continued growth in loans and deposits.

Noninterest Expense

     Noninterest expense increased from $1,918,884 in the first nine months of 2001 to $2,783,705, or 45.07%, in the first nine months of 2002. A schedule of noninterest expense by company is shown below. The expenses of Main Street Mortgage are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to organizational and start up cost of the holding company and two proposed new banks. The increase in expenses at the Bank was due to additional staffing and the general growth in operations. Noninterest expense, as a percentage (annualized) of average assets for the first nine months of 2002, was 10.64% compared with 13.36% for the first nine months of 2001.

                                                       Nine Months Ended
                                                         September 30,
                                                       2002        2001

              TransCommunity                       $1,016,339   $  776,445
              Bank of Powhatan                        810,550      483,198
              Main Street Mortgage                    956,816      659,241
                                                   ----------    ---------

                 Total                             $2,783,705   $1,918,884
                                                    =========    =========

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that the TransCommunity will produce taxable income in the future that can be offset by loss carryforwards from the current period.


Loans

     Total loans have increased $20,699,632 during the first nine months of 2002 to $36,096,387.

     Loans by type are shown in the following schedule:

                                                     (In Thousands)
                                                September 30,  December 31,
     Type                                            2002          2001
     ----                                            ----          ----

     Commercial, financial, and agricultural      $   5,619    $   4,218
     Real estate - construction                       5,862        1,207
     Real estate - mortgage                          20,775        7,840
     Installment loans to individuals                 3,840        2,132
                                                   --------     --------

     Total loans                                  $  36,096    $  15,397
                                                   ========     ========


Nonaccrual, Past Due and Restructured Loans

     At September 30, 2002 and December 31, 2001, the Bank had one real estate loan in the amount of $23,800 which was more than ninety days past due and placed on nonaccrual status. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.


Allocation for the Allowance for Loan Losses

                                                                 Percent of
                                                               loans in each
   Balance at end of period                                     category to
          applicable to                                 Amount  total loans
------------------------------                          ------  -----------

      Real estate                                     $323,295     73.79%
      Non-real estate                                  114,805     26.21%
                                                       -------     -----

                                                      $438,100     100.00%
                                                       =======     ======

Deposits

     The Bank's deposits increased $11,842,081, or 54.86% during the first nine months of 2002 to $33,428,252 at September 30, 2002. A schedule of deposits by type is shown in the statements of condition. Time deposits of $100,000 or more equaled 20.77% of deposits at September 30, 2002.

Bank Premises

     TransCommunity's bank premises and equipment consisted of the following as of September 30, 2002:

     Land                                               $  415,009
     Land improvements                                     171,832
     Building                                              843,974
     Furniture and fixtures                                894,940
     Automobiles                                            17,167
     Construction in progress                               60,433
                                                         ---------

                                                         2,403,355
     Less:  Accumulated Depreciation                       344,183
                                                         ---------

     Total Bank Premises and Equipment                  $2,059,172
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


Capital

     TransCommunity's capital as a percentage of total assets was 22.10% at September 30, 2002, and 22.80% at December 31, 2001, which significantly exceeded regulatory requirements at both dates.


Liquidity and Interest Sensitivity

     At September 30, 2002, TransCommunity had liquid assets of approximately $5.7 million in the form of cash and short-term investments. Management believes that the liquid assets are adequate at September 30, 2002. During the month of October an additional $2.86 million in gross proceeds was received from the current stock offering. TransCommunity plans to capitalize the Bank of Goochland, N.A. with $5,000,000. During the first year of operations, management estimates that capital expenditures will be $2,700,000. This will be funded by the proceeds of the current stock offering and the growth in deposits. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. TransCommunity's bank subsidiaries also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any other trends, events or uncertainties that are reasonably likely to have a material impact on the Bank's short term or long term liquidity.

     At September 30, 2002, the Bank had a negative cumulative Gap Rate Sensitivity Ratio of 13.66% for the one-year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule II.

Employees

     TransCommunity's full time equivalent employees totaled thirty-five at December 31, 2001, and forty-six at September 30, 2002, including thirteen at the Bank, twenty-three at Main Street Mortgage and ten at TransCommunity.

     The number of new employees hired for the fourth quarter of 2002 will depend on the continued growth in operations. Upon opening the Bank of Goochland, N.A., the bank will have a staff of nine, of which four will be new employees.

Schedule I


                   TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                            (In Thousands of Dollars)


                                                2002                                       2001
                                    ---------------------------                   ------------------------
                                   Average                   Average         Average                  Average
                                   Balance    Income/         Rates          Balance      Income/      Rates
                                    Sheet     Expense      Earned/Paid        Sheet       Expense   Earned/Paid
ASSETS

   Loans including fees          $ 26,469,775   $1,441,449    7.26%        $  7,714,476   $ 577,238    9.98%
   Federal Funds sold                 393,541        5,096    1.73%           2,799,685      96,523    4.60%
   Other investments                5,872,393      195,854    4.45%           6,587,426     288,373    5.84%
                                    ---------   ----------  ------          -----------    --------    ----

   Total Earning Assets            32,735,709    1,642,399    6.69%          17,101,587     962,134    7.50%
                                   ----------    ----------    ----          -----------    --------    ----

   Allowance for loan losses         (324,666)                                  (91,616)
   Non-earning assets               2,467,934                                 2,137,985
                                   ----------                                 ---------

   Total Assets                   $34,878,977                              $ 19,147,956
                                   ==========                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest bearing           $ 5,286,188  $   69,640     1.76%        $  2,103,242   $  44,512    2.82%
     Savings                        2,077,577      31,628     2.03%             594,701      13,251    2.97%
     All other time
       deposits                    15,391,554     427,578     3.70%           8,065,842     354,761    5.86%
                                   ----------  ----------   ------          -----------    --------    ----

     Total Deposits                22,755,319     528,846     3.10%          10,763,785     412,524    5.11%

     Other borrowed
       funds                        1,487,125      30,070      2.70%            109,147        7,040   8.60%
                                    ---------   ---------    ------          ----------    ---------   ----

     Total Interest Bearing
       Liabilities                 24,242,444     558,916      3.07%         10,872,932      419,564   5.15%
                                   ----------   ---------     -----          ----------    ---------   ----

   Non-interest bearing
     Deposits                       4,605,150                                 1,888,011
   Other liabilities                  103,018                                   118,461
                                     --------                                  --------

     Total Liabilities             28,950,612                                12,879,404

   Stockholders' Equity             5,928,365                                 6,268,552
                                   ----------                                 ---------

   Total Liabilities and
     Stockholders' Equity        $ 34,878,977                               $19,147,956
                                  ===========                                ==========

   Net Interest Earnings                       $1,083,483                                   $542,570
                                                =========                                    =======

   Net Yield on Interest
     Earning Assets                                            4.41%                                    4.23%
                                                              =====                                     ====

Schedule II

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                          INTEREST SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2002
                            (In Thousands of Dollars)


                               1 - 365      1 - 5     Over 5
                                 Days       Years      Years        Total

Uses of Funds

Loans
   Commercial                 $   3,553   $   2,066   $           $   5,619
   Real estate                   12,704       9,543       4,390      26,637
   Installment                    2,151       1,654          35       3,840
                              ---------   ---------   ---------   ---------

Loans                            18,408      13,263       4,425      36,096

Investment securities at cost                             1,200       1,200
                               --------    --------    --------    --------

Total                         $  18,408   $  13,263   $   5,625   $  37,296
                               --------    --------    --------    --------

Sources of Funds

Demand Deposits
   Interest bearing           $   4,475   $           $           $   4,475
Savings accounts                  2,690                               2,690
Time deposits                    14,744       3,824                  18,568
                               --------    --------    --------    --------

   Total Interest Bearing
     Deposits                    21,909       3,824                  25,733

Long-term debt                                  198                     198
Federal funds purchased           1,595                               1,595
                               --------    --------    --------    --------

Total                         $  23,504   $   4,022   $           $  27,526
                               --------    --------    --------    --------

Discrete Gap                     (5,096)      9,241       5,625       9,770
Cumulative Gap                   (5,096)      4,145       9,770

Ratio of Cumulative Gap
   to Total Earning Assets       (13.66)%     11.11%      26.20%

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as TransCommunity that file periodic reports under the Securities
Exchange Act of 1934 (the "Act") are now required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. Under rules adopted by the Securities and Exchange Commission effective August 29, 2002, these disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

      We have established our disclosure controls and procedures to ensure that material information related to TransCommunity is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. These disclosure controls and procedures consist principally of communications between and among the Chief Executive Officer, the Chief Operating Officer and the Chief Financial Officer, and the other executive officers of TransCommunity and its subsidiaries to identify any new transactions, events, trends, contingencies or other matters that may be material to TransCommunity's operations. As required, we will evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and most recently did so as of October 31, 2002, a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, TransCommunity's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that such disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

      During the period reported upon, there were no significant changes in TransCommunity's internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.



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

Item 2. Changes in Securites

      TransCommunity is currently engaged in a non-underwritten registered offering of up to 1,500,000 shares of common stock, at a purchase price of $10.00 per share. The proceeds of the offering will be used to capitalize two new national banks proposed to be organized in Goochland and Louisa counties, and for other general corporate purposes. The following information is furnished pursuant to Rule 463 and Item 701(f) of Regulation S-B:

      (1)   The registration statement on Form SB-2 (no. 333-64566) was declared effective on September 17, 2001, as amended by post-effective amendment declared effective on May 3, 2002, and by an amended prospectus filed under Rule 424(b) on June 6, 2002, and by a second post-effective amendment declared effective
            October 30, 2002, and by an amended prospectus filed under Rule 424(b) on November 1, 2002.
      (2)   The offering commenced on or about September 24, 2001.
      (3)   The offering did not terminate before any securities were sold.
      (4)   (i)   The offering has not terminated.
            (ii)  There is no underwriter in the offering.
            (iii) The only class of security registered is common stock.
            (iv)  The  registration  statement  covers  1,500,000  shares  of common  stock  being  offered at $10 per share, or
                  $15,000,000 in the aggregate. As of September 30, 2002, the
                  Company had sold 539,276 shares, and had received gross
                  proceeds of $5,392,760. As of October 31, 2002, TransCommunity
                  had sold 824,963 shares, and had received gross proceeds of
                  $8,249,630.
             (v)  From the effective date of the registration statement to
                  September 30, 2002 (the ending date of the reporting period), the reasonably estimated amount of expenses incurred for the issuer's account in connection with the issuance and
                  distribution of the securities registered were: (1)
                  underwriters' discounts and commissions $-0-; (2) finder's fees $-0; (3) expenses paid to or for underwriters $-0-; (4)
                  other expenses (including, advertising, legal and accounting)
                  $512,453; Total expenses $512,453.
                  Except for payments of $60,000 to DPO Holdings, Inc., a
                  consulting firm in which William C. Wiley, an officer and
                  director of  TransCommunity,  has a majority  equity
                  interest, and except as noted in the last sentence of this paragraph (v), none of such payments were direct or indirect payments  to  directors  or  officers  of TransCommunity or its associates, or to affiliates of TransCommunity. No
                  portion of the fees paid to DPO Holdings were received,
                  directly or indirectly, by Mr. Wiley. A portion of the
                  Chief Executive Officer's and Chief Operating Officer's
                  salaries totaling $78,757 has been allocated to the offering expenses.
            (vi)  The net offering proceeds as of September 30, 2002, after deduction of expenses, was $4,980,307.
            (vii) From  January 1, 2002,  to  September  30, 2002 (the ending date of the  reporting  period) the amount of net  offering proceeds to the issuer were used as follows:
                  1. construction of plant, building and
                     facilities                                      $-0-
                  2. purchase and installation of machinery
                     and equipment                                   $-0-
                  3. purchase of real estate                         $-0-
                  4. acquisition of other business(es)               $-0-
                  5. repayment of indebtedness                       $-0-
                  6. working capital                           $4,980,307
                  7. temporary investments (to be specified)         $-0-
                  8. any other purposes for which at least
                     $75,000 has been used                           $-0-
            (viii)The  use of proceeds  described in clause 4(vii) above does not represent a material change in the use of proceeds from that described in the prospectus.

Item 4. Submission of Matters to a Vote of Security Holders

    The following actions were approved at the Annual Meeting of Shareholders of TransCommunity Bankshares, Incorporated held on September 4, 2002 by shareholders of record at July 29, 2002:

1. Elected by a substantial majority the following directors of TransCommunity Bankshares, Incorporated to serve for the terms noted below and until their successors are elected and qualified:

    Class  I Directors serving until the 2005 Annual Meeting include:
    Richard W. Mayhew, James L. Minter, Stuart C. Siegel, John C. Watkins, and Robin Traywick Williams

    Class II Directors serving until the 2003 Annual Meeting include:
    Thomas M. Crowder, Julian C. Metts, Jr., Troy A. Peery, John J. Purcell, Jr., and George W. Rimlier

    Class III Directors serving until the 2004 Annual Meeting include:
    Dean P. Agee, Lawrence B. Nuckols, John W. Pretlow, Jr., John J. Sponski, and William C. Wiley

2.  Ratified  the   designation  of  S.  B.  Hoover  &  Company,   L.L.P.  as
    independent public accountants TransCommunity Bankshares, Incorporated for the fiscal year ending December 31, 2002.

      Voted For        610,777
      Voted Against        900
      Abstained          3,355
      Non-votes        479,275

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

        3.2      By-laws of TransCommunity (2)

       10.1 Consulting Agreement by and between TransCommunity Bankshares Inc. and DPO Holdings, Inc., dated as of July 11, 2001 (1)

       10.2(a)   Employment   Agreement   by   and   between   TransCommunity
                 Bankshares  Inc.  and William C. Wiley,  dated June 27, 2001
                 (1)

       10.2(b)   Employment   Agreement   by   and   between   TransCommunity
                 Bankshares Inc. and Bruce B. Nolte, dated June 27, 2001 (1)

        ----------------------

        1. Incorporated by reference to TransCommunity's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission, and declared effective on September 17, 2001, as amended on June 6, 2002 and October 23, 2002.
        2. Incorporated by reference to TransCommunity's registration statement on Form S-4 filed with the Securities and Exchange Commission, and declared effective on July 12, 2001.

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

                                         TRANSCOMMUNITY BANKSHARES,
                                         INCORPORATED


                                         /s/ WILLIAM C. WILEY
                                         -------------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer


                                         /s/ BRUCE B. NOLTE
                                         -------------------------------
                                         Bruce B. Nolte
                                         President and Chief
                                         Operating Officer


                                         /s/ RICHARD W. MAYHEW
                                         -------------------------------
                                         Richard W. Mayhew
                                         Chief Financial Officer


November 7, 2002


(Certification of CEO/COO/CFO under Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing.)

                                  CERTIFICATION
                         OF CHIEF EXECUTIVE OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, William C. Wiley, certify that:

1.    I  have   reviewed   this   quarterly   report   on  Form   10-QSB   of
TransCommunity Bankshares, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002

                                         /s/ WILLIAM C. WILEY
                                         -------------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer

                                  CERTIFICATION
                         OF CHIEF OPERATING OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Bruce B. Nolte, certify that:

1.    I  have   reviewed   this   quarterly   report   on  Form   10-QSB   of
TransCommunity Bankshares, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002


                                         /s/ BRUCE B. NOLTE
                                         -------------------------------
                                         Bruce B. Nolte
                                         President   and   Chief    Operating
                                         Officer

                                  CERTIFICATION
                         OF CHIEF FINANCIAL OFFICER
          Pursuant to section 302 of the Sarbanes-Oxley Act of 2002
              Chapter 63, Title 18 USC Section 1350 (A) and (B)


I, Richard W. Mayhew, certify that:

1.    I  have   reviewed   this   quarterly   report   on  Form   10-QSB   of
TransCommunity Bankshares, Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 7, 2002


                                         /s/ RICHARD W. MAYHEW
                                         -------------------------------
                                         Richard W. Mayhew
                                         Chief Financial Officer