Form 10KSB
period 2002-12-31
TRANSCOMMUNITY BANKSHARES INC
filed 2003-03-31
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   For fiscal year ended December 31, 2002

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

                  Issuer's telephone number: (804) 320-6000

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock - $0.01 Par

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ___ ]

      Issuer's revenues for its most recent fiscal year were $3,811,826.

      As of March 15, 2003, the aggregate market value of the voting stock owned by non-affiliates, based on the current subscription price of $10 per share, was $15,142,990.

      The number of shares of the registrant's common stock outstanding as of March 15, 2003, was 1,633,749.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement to be delivered in connection with the 2003 Annual Meeting of Shareholders to be held May 27, 2003 are incorporated by reference in Part III of this report.

      TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES [   ]   NO [ X ]
                                                                          -

                                TABLE OF CONTENTS
                                                                        Page
                                     PART I

RISK FACTORS AND CAUTIONARY STATEMENTS THAT MAY AFFECT
        FUTURE RESULTS....................................................2

Item 1.    Description of Business........................................5

Item 2.    Description of Property.......................................18

Item 3.    Legal Proceedings.............................................19

Item 4.    Submission of Matters to a Vote of Security Holders...........19

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters......19

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................20

Item 7.    Financial Statements..........................................32

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................32

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons; Compliance With Section 16(a) of the
           Exchange Act..................................................32

Item 10.   Executive Compensation........................................32

Item 11.   Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............32

Item 12.   Certain Relationships and Related Transactions................32

Item 13.   Exhibits and Reports on Form 8-K..............................32

Item 14.   Controls and Procedures ......................................33

SIGNATURES    ...........................................................34
CERTIFICATIONS ..........................................................36
FINANCIAL STATEMENTS.....................................................F-1

RISK FACTORS AND CAUTIONARY STATEMENTS THAT MAY
AFFECT FUTURE RESULTS

      This report on Form 10-KSB contains certain forward-looking statements, including or related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project,"
"intend," "believe" and "expect" and similar expressions identify forward-looking statements. These and other statements, which are not historical facts, are based largely on management's current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward-looking statements. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. For example, the forward-looking information contained in this report regarding Bank of Louisa, which is a national bank in organization, is wholly dependent on our ability to raise the capital necessary to secure all required regulatory approvals for the bank. Some more specific risks are discussed below.

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

We have a limited operating history upon which to base any estimate of our future success.

      Bank of Powhatan, N.A. ("Bank of Powhatan"), which opened for business in March, 2000, Bank of Goochland, N.A. ("Bank of Goochland"), which opened for business in November, 2002, and TransCommunity Bankshares Incorporated ("TransCommunity"), which was organized in March, 2001, each have limited operating histories, and the proposed new Bank of Louisa, N.A. ("Bank of Louisa") is not yet organized and has no operating history. As a consequence, you have limited financial information on which to base any estimate of our future performance. The financial statements presented in this report may not be as meaningful as those of a company which has a longer history of operations. Because of our limited operating history, you do not have access to the type and amount of information that would be available to a shareholder of a financial institution with a more extended operating history.

TransCommunity and Bank of Powhatan have experienced, and Bank of Goochland is expected to experience, significant start-up operating losses.

      The success of our operations must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment of new banks.

      Typically, new banks are not profitable in their first several years of operation. For the years ended December 31, 2000 and 2001, Bank of Powhatan experienced net losses of $147,456 and $550,962, respectively. For the year ended December 31, 2002, Bank of Powhatan reported net income of $315,199, but TransCommunity had consolidated net losses for 2001 and 2002 of $1,398,474 and $1,196,653, respectively. We expect Bank of Goochland will incur losses comparable to those experienced by Bank of Powhatan for its first several years of operations. We have similar expectations for Bank of Louisa if we are successful in opening that bank. We can give no assurances that we will operate in a profitable manner in the future.

We may not be successful in raising sufficient capital to support our expansion plans.

      Through our current offering of shares of common stock, TransCommunity has raised the capital required to open the Bank of Goochland, but it may not be successful in selling sufficient additional shares to raise the capital required to open the Bank of Louisa. The minimum capital necessary to obtain regulatory approvals to open the Bank of Louisa is approximately $5 million. If TransCommunity does not raise sufficient capital through the sale of shares, the growth prospects of TransCommunity would be diminished, and it would seek other less capital intensive opportunities to expand its business into Louisa County, such as seeking to establish a branch office of the Bank of Powhatan in Louisa County.

Many of the loans in Bank of Powhatan's and Bank of Goochland's loan portfolios are too new to show any signs of problems.

      A significant portion of Bank of Powhatan's loans have been originated in the past two years. All of Bank of Goochland's loans have been originated since November 25, 2002. Although we believe we have conservative underwriting standards, it is difficult to assess the future performance of Bank of Powhatan's and Bank of Goochland's loan portfolios due to the recent origination of many of the loans. As of December 31, 2002, TransCommunity had a consolidated allowance for loan losses of $462,200 (1.25% of total loans), whereas at the beginning of the 12 months ended December 31, 2002, TransCommunity had an allowance for loan losses of $235,000 (1.53% of total loans). At December 31, 2002, TransCommunity had no non-performing or delinquent loans. As our subsidiary bank loan portfolios mature, however, we will necessarily experience non-performing and delinquent loans, which will require us to make additional provisions to our allowance for loan losses. We can give you no assurance that our non-performing or delinquent loans will not adversely affect our future performance.

The markets for our services are highly competitive and we face substantial competition.

      The banking business is highly competitive. We compete as a financial intermediary with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in our market and many of which have greater resources than we have. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. This competition could result in a decrease in loans we originate and could negatively affect our results of operations.

      In attracting deposits, we compete with insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Traditional banking institutions, as well as entities intending to transact business online, are increasingly using the Internet to attract deposits without geographic or physical limitations. In addition, many nonbank competitors are not subject to the same extensive regulations that govern us. These competitors may offer higher interest rates than we offer, which could result in either our attracting fewer deposits or increasing our interest rates in order to attract deposits. Increased deposit competition could increase our cost of funds and could affect adversely our ability to generate the funds necessary for our lending operations, which would negatively affect our results of operations.

Changes in interest rates could have an adverse effect on our income.

      Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases rather than the interest we earn on loans and investments. Changes in interest rates also can affect the value of our loans. An increase in interest rates could adversely affect borrowers' ability to pay the principal or interest on our loans. This may lead to an increase in our nonperforming assets and could have a material and negative effect on our results of operations.

      Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. Conditions such as inflation, recession, unemployment, money supply and other factors beyond our control may also affect interest rates. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

We  are  subject  to  significant   government  regulations  that  affect  our
operations and may result in higher operating costs or increased competition for us.

      Our success will depend not only on competitive factors, but also on state and federal regulations affecting bank holding companies generally. Regulations now affecting us may change at any time, and these changes may adversely affect our business.

      We are subject to extensive regulation by the Board of Governors of the Federal Reserve System, the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation, and to a lesser extent, the Virginia State Corporation Commission. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders. These agencies examine bank holding companies and commercial banks, establish capital and other financial requirements and approve new branches, acquisitions or other changes of control. Our ability to establish new banks or branches or make acquisitions is conditioned on receiving required regulatory approvals from the applicable regulators.

      We believe that changes in legislation and regulations will continue to have a significant impact on the banking industry. Although some of the legislative and regulatory changes may benefit us and our banks, others will increase our costs of doing business and could assist our competitors that are not subject to similar regulation.

Our success will depend significantly upon general economic conditions in central Virginia and nationally.

      Our success will depend significantly upon general economic conditions in central Virginia as well as national economic conditions affecting Virginia. Any prolonged economic dislocation or recession affecting central Virginia could cause the banks' non-performing assets to increase, causing operating losses, impaired liquidity and the erosion of capital. Such an economic dislocation or recession could result from a variety of causes, including natural disasters, a prolonged downturn in various industries upon which the economy of central Virginia depends, or a national recession.

We will not be in a position to pay dividends for the forseeable future.

      We do not expect to pay dividends on our common stock for at least several years. We intend to retain future earnings, if any, to improve each bank's capital structure to support future growth. Dividend distributions of national banks are restricted by statute and regulation. Our future dividend policy will depend in large part on the earnings of our subsidiary banks, capital requirements, financial condition and other factors considered relevant by our board of directors.

                                     PART I

Item 1. Description of Business

General

      TransCommunity Bankshares Incorporated ("TransCommunity") is a community bank holding company headquartered in Richmond, Virginia. TransCommunity was formed in March 2001, principally in response to perceived opportunities for serving loan customers and depositors who were left with limited banking choices resulting from the takeovers in recent years of a number of Virginia-based banks by regional bank holding companies. TransCommunity, through its two national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan") and Bank of Goochland, N.A. ("Bank of Goochland"), operates a community banking business in the contiguous counties of Powhatan and Goochland, both located on the western side of the Richmond metropolitan area. Bank of Powhatan, with one office in Powhatan County, opened for business in March, 2000. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. TransCommunity's newest subsidiary, Bank of Goochland, with one office in Goochland County, opened for business on November 25, 2002. The consolidated financial statements of TransCommunity appearing elsewhere in this Form 10-KSB include the operations of Bank of Goochland from November 25, 2002 through December 31, 2002. At December 31, 2002, TransCommunity had, on a consolidated basis, total assets of $51.1 million, total deposits of $36.7 million, total loans of $37.1 million, and total stockholders' equity of $12.5 million.

      TransCommunity is in the process of raising capital through a non-underwritten public offering to capitalize an additional independent, community bank in Louisa County, which is contiguous to Goochland County on the latter's northeastern boundary. In the meantime, TransCommunity intends to apply to the Comptroller of the Currency for authorization to open an initial office in Louisa County as a branch office of the Bank of Powhatan. If TransCommunity is then successful in raising the $5 million capital required to open a new bank, it intends subsequently to apply to convert the Louisa branch office into a separate, wholly-owned subsidiary bank.

      TransCommunity will also seek to provide certain non-banking services and activities permissible under a holding company structure. Possible activities or services include courier services, brokerage services, insurance products and investment advisory services.

Background and Business Strategy

      In the Powhatan, Goochland and Louisa market areas, bank consolidations have been accompanied by the dissolution of local boards of directors and the relocation, or termination, of management and customer service professionals. TransCommunity believes that local industry consolidation has disrupted customer relationships as the larger regional financial institutions increasingly focus on larger corporate customers, standardized loan and deposit products and other services. Generally, these products and services are offered through less personalized delivery systems, creating a demand for high quality, personalized services to small and medium-sized businesses and professionals. In addition, consolidation in the local market has created opportunities to attract experienced bankers. Bank acquisitions have dislocated experienced and talented management personnel due to the elimination of redundant functions and the drive to achieve cost savings. As a result of these factors, management believes that TransCommunity, through its subsidiary national banks, has an opportunity to attract targeted banking customers and experienced management personnel within these identified markets.

      TransCommunity, through its subsidiary national banks, is pursuing and will continue to pursue a community banking strategy by offering a broad range of banking products to individuals, professionals and small to medium-sized businesses, with an emphasis on personalized service and local decision-making authority. TransCommunity will undertake to support this strategy by providing back office, product development, marketing, technology, financial and managerial support. The expansion and growth strategy of TransCommunity includes attracting experienced local management teams, who will have significant decision-making authority at the local bank level, and local independent boards of directors consisting of individuals with strong community affiliations and extensive business backgrounds and business development potential in the identified markets.

      TransCommunity seeks to reduce overall operating costs by providing strategic services for its affiliated subsidiaries in three distinct areas. Those areas include start-up development, ongoing operations and financial product and service development. In each of these areas, the resources provided are designated to support the goals of the individual banks as determined by their founders, directors and officers to meet the financial needs of each of the communities that are served.

Bank of Powhatan

      Bank of Powhatan was organized in 1998 and commenced its general banking operations on March 20, 2000, providing services to businesses and individuals in the Powhatan County area. Bank of Powhatan offers a range of commercial and retail banking products and services. Bank of Powhatan also offers state-of-the-art electronic banking services that include access to ATMs worldwide, Visa checkcards, telephone banking, and internet banking with bill payment.

      Bank of Powhatan is located on the north side of U.S. Route 60, the county's major east-west highway, near Flat Rock in Powhatan County. Upon the completion of Route 288, which will connect I-64 west of Richmond with I-95 south of Richmond, it will be approximately seven miles west of Route 288's interchange with U.S. Route 60.

      At December 31, 2002, Bank of Powhatan had total assets of $41.8 million, total deposits of $34.1 million and total loans of $36.1 million.

      The members of the Board of Directors of Bank of Powhatan are as follows:

John H. Anderson, Jr. Retired. Former Executive Vice President, Jefferson National Bank.

Margaret F. Ball. Retired. Former Secretary and Treasurer, O.W. Ball Lumber Company, Powhatan, VA.

Robert M. Duncan.  President, P.L. Duncan & Sons, Inc., Columbia, VA.

James F. Keller. President and Chief Executive Officer, Bank of Powhatan, N.A., Powhatan, VA.

William E. Maxey, Jr.  Clerk of the Circuit Court, Powhatan County, VA.

Julian  C.  Metts,  Jr.  D.D.S.   Orthodontist,   Cumberland,   VA;  Director,
TransCommunity Bankshares Incorporated.

James L. Minter. Owner, J.L. Minter Electrical Contractor, Inc.; Owner, Swansboro Mechanical, Inc., Richmond, VA; Director, TransCommunity Bankshares Incorporated.

Andrew W. Pryor.  Owner, Hills-Dale Farm, Goochland, VA.

Benjamin L. Salomonsky.  President,  Salomonsky & Siverling,  PC,  Midlothian,
VA.

John C. Watkins. Virginia State Senator. President, Watkins Nurseries, Inc., Midlothian, VA; Chairman, Bank of Powhatan, N.A.; Director, TransCommunity Bankshares Incorporated.

George W. Whitlow. Owner, Whitlow Chevrolet, Lexus of Richmond, Whitlow Travel Service, King Pin Lanes, and Fidelity Finance, Richmond, VA.

William C. Wiley. Chairman and Chief Executive Officer, TransCommunity Bankshares Incorporated.

Elwood F. Yates, Jr. Retired.  Former Owner, Yates Ford, Inc., Powhatan, VA.

Bank of Goochland

      Bank of Goochland opened its first office for business on November 25, 2002, in a newly renovated leased facility at historic Goochland Courthouse, providing services to businesses and individuals in the Goochland County area. Bank of Goochland offers a range of commercial and retail banking products and services. Bank of Goochland also offers state-of-the-art electronic banking services that include access to ATMs worldwide, Visa checkcards, telephone banking, and internet banking with bill payment.

      TransCommunity purchased real estate as a site for Bank of Goochland's permanent main office at Centerville, on U.S. Route 250. This location is on a heavily traveled route used by Goochland County residents in their commute to and from work in the Richmond area. The location is six miles west of Innsbrook, a significant business community in western Henrico County. The proposed main office will consist of approximately 9,000 square feet and is expected to be open in the fall of 2003. Bank of Goochland contemplates that when it opens its proposed permanent main office location, its existing office at Goochland Courthouse will continue as a branch office facility.

      At December 31, 2002, Bank of Goochland had total assets of $7.8 million, total deposits of $3 million and total loans of $545 thousand.

      The members of the Board of Directors of the Bank of Goochland are as follows:

Thomas M. Crowder. Chief Financial Officer and Director, TransCommunity Bankshares Incorporated.

Neil P. Farmer.  President, Farmer Properties, Inc., Richmond, VA.

Stan A. Fischer.  President, Fischer Business Interiors, Inc., Goochland, VA.

W. Daniel Holly, III.  President, Triad Demolition, Inc., Suffolk, VA.

M. Andrew McLean.  President and Chief Executive Officer, Bank of Goochland,
N.A.

Raymond A. Miller. President, Associated Insurance Systems Service, Inc., Richmond, VA.

Bruce B. Nolte. President and Chief Operating Officer, TransCommunity Bankshares Incorporated.

Lawrence B. Nuckols. Self-employed cattle farmer and real estate developer, Goochland, VA; former owner, Nuckols Exxon, Goochland, VA; former member, Board of Supervisors, Goochland County, VA; Chairman, Bank of Goochland, N.A.; Director, TransCommunity Bankshares Incorporated.

Troy A. Peery. President, Peery Enterprises, Manakin-Sabot, VA; Director, TransCommunity Bankshares Incorporated.

William H. Talley, III. President, Bill Talley Ford, Inc., Richmond, VA.

Robin Traywick Williams. Chairman, Virginia Racing Commission, Richmond, VA.; Director, TransCommunity Bankshares Incorporated.



The Proposed Bank of Louisa

      TransCommunity has selected an organizing board of directors for Bank of Louisa, and, subject to obtaining the necessary capital through its current offering of common stock, intends to capitalize the Bank with approximately $5 million of equity capital.

      In 2002, TransCommunity acquired a two-acre parcel in the Town of Louisa as a site for the main office of Bank of Louisa.

      The organizing Board of Directors for the Bank of Louisa is as follows:

Dean P. Agee. Retired. Former Clerk of the Circuit Court, Louisa County, VA; Director, TransCommunity Bankshares Incorporated.

Ethan A. Call. President, E & A Call, Inc., Bumpass, VA; Former Member Board of Supervisors, Louisa County, VA.

Graven W. Craig.  Esquire.  Attorney-at-Law, Louisa, VA.

Richard W. Mayhew. President, Main Street Mortgage and Investment Corporation; Secretary and Director, TransCommunity Bankshares Incorporated.

David M. Purcell.  President, J.S. Purcell Lumber Corporation, Louisa, VA.

John J. Purcell, Jr. Secretary and Treasurer, J.S. Purcell Lumber Corporation, Louisa, VA; former member, Board of Supervisors, Louisa County, VA; Director, TransCommunity Bankshares Incorporated; Chairman, Bank of Louisa, N.A. (in organization).

Olivia H. Ryan. President, Valere Real Estate, Inc., Louisa, VA; President, ORYAN Construction, Inc., Louisa, VA.

Wallace L. Tingler. CPA. President and Chief Executive Officer, William A. Cooke, Inc., Louisa, VA; retired Partner, Tingler & Miller, LLP.

Elizabeth P. Wilson. Retired. Former Teacher, Louisa County, VA; Feature Writer, The Central Virginian, Louisa, VA.

H. Manning Woodward, III.  Owner, Woodward Insurance Agency, Louisa, VA.

      In March 2002, the Comptroller of the Currency granted preliminary charter approval for the Bank of Louisa. In March 2003, because it had not completed the capitalization of Bank of Louisa, TransCommunity withdrew its charter application in order to pursue the establishment of a banking office in Louisa County in a more expeditious manner. TransCommunity will continue to pursue the establishment of the Bank of Louisa as a separate, wholly-owned subsidiary bank, and intends to use a portion of the proceeds from the sale of shares through its current non-underwritten public offering to complete the capitalization of Bank of Louisa. In the meantime, TransCommunity intends to apply to the Comptroller of the Currency to open an initial banking office in Louisa County as a branch office of the Bank of Powhatan. If TransCommunity is then successful in raising the $5 million capital required to open a new bank, it intends subsequently to apply to convert the Louisa County branch office into a separate wholly-owned subsidiary bank.

Main Street Mortgage and Investment Corporation

      On January 1, 2001, Bank of Powhatan acquired Main Street Mortgage and Investment Corporation ("Main Street"), a privately-owned mortgage banking company, which it operates as a wholly owned subsidiary. With its main office in western Henrico County, Main Street offers an array of residential and commercial mortgage products through a network of lenders and institutional investors. Main Street also has an office in Lynchburg, Virginia, as well as loan officers on site in each of TransCommunity's subsidiary banks. Main Street has 24 full time employees. During 2002, Main Street originated mortgage loans of approximately $83 million and generated gross revenues of $1.35 million.

      As a mortgage broker, Main Street earns its revenue primarily from fees from lenders for originating loans that meet certain underwriting criteria. It also originates conforming first deed of trust residential loans for sale in the secondary market, as well as, second deed of trust loans, equity lines, and non-conforming residential and commercial real estate loans for sale to institutions and private investors.


Market Areas of the Banks

      TransCommunity's target markets include Powhatan County, Goochland County, and Louisa County. These counties are located to the west and northwest of Richmond, Virginia and commercial centers in these counties range from 15 to 50 miles from downtown Richmond. TransCommunity, with independent banks now operating in two of these three counties, and a new bank proposed in the third, believes it is well positioned geographically between the Richmond, Charlottesville, Roanoke, Lynchburg and Northern Virginia markets. Powhatan and Goochland will be even more closely connected with each other with the opening of the western segments of Route 288 which spans the James River and Powhatan's close proximity to the West Creek commercial and industrial park development in Goochland County will be enhanced. In addition, Louisa provides TransCommunity with a strategic doorway into Northern Virginia as much of the growth in Louisa is derived from that area.


Powhatan County

      Bank of Powhatan was organized in response to the banking trends and the opportunity provided by a past decade of significant growth in Powhatan County and the projections of continued growth. In addition, the county had and still has only two other banks, one being an office of a large regional bank, Wachovia Bank, N.A., and one community bank, Central Virginia Bank.

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

      The population of Powhatan County in 2001 was estimated by the U.S. Census Bureau to be 23,425, a 4.7% increase over the population of 22,377 estimated in 2000. The population of Powhatan County in 2000 reflects an increase of 7,049, or 46.0% over the 1990 Census of 15,328.


Goochland County

      Goochland County is a growing rural county considered part of the Richmond metropolitan area. Its 289 square miles are located west of Richmond and Henrico County along the northern bank of the James River and south of Interstate 64, in an actively developing area of Central Virginia. As noted, most of Goochland is south of Interstate 64 and its northern boundaries border the counties of Louisa and Hanover.

      In 1998, the U.S. Census Bureau ranked Goochland County 108th of 3,110 U.S. counties by per capita income. Goochland County's per capita income of $32,265 ranked 118.6% above the national average. In 1997, Goochland County ranked 13th in the Commonwealth of Virginia, with adjusted gross income of married couples reported at an average of $57,468, or 119.5% of the State's median.

      Goochland County has sustained consistent population and economic growth over the last decade and this trend is expected to continue or accelerate. The population of Goochland County in 2000 was estimated by the U.S. Census Bureau to be 16,863, an increase of 1.9% annually from the 1990 Census population of 14,163. This reflects a growth rate of 20.4% in the 1980's and 19.1% from 1990 to 2000, more than doubling the state growth rate for both decades. This rate is expected to continue. The Virginia Employment Commission, based on Year 2000 U.S. Census data, projects that Goochland County's population for the year 2010 will be 22,003. However, with the advent of public sewer, the rate of growth could nearly double, pushing population estimates to 30,000 by the year 2015 (Goochland County Comprehensive Plan, 1997).

      Total FDIC-insured bank deposits in the county were approximately $80,000,000 as of June 30, 2002. SouthTrust Bank (an Alabama based bank), formerly known as Commerce Bank of Virginia, and Wachovia each have two locations in Goochland. Both of these banks have branches in Goochland Courthouse and Centerville. The Route 288 extension will intersect with Interstate 64 about three miles east of Centerville. The Commonwealth of Virginia is expecting that Route 288 will be completed in late 2003.


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

      Louisa County is 514 square miles in size. About 10 % of the county is developed as urban, residential or industrial; 71% in natural and planted forest lands; 16% in crop, pasture and open land; and 3% in water bodies, the largest example being Lake Anna which lies in the northeastern section of the county.

      The population of Louisa County in 2000 was approximately 25,627. This reflects an increase of 26.1% from the 1990 population of 20,325, compared to the 11.9% growth rate for the state of Virginia during the same decade. The population growth rate for Louisa County is expected to double that of Virginia as a whole over the next five years. According to the United States Census Bureau, Louisa's population is projected to increase an additional 17.5% from the present level, to over 30,000, by the year 2010.

      There are currently four banking institutions with a total of five offices in Louisa County: Bank of America (1 office), BB&T (1 office), Virginia Community Bank (2 offices) and Wachovia Bank (1 office). Three offices are located in the town of Louisa and two are in the town of Mineral. Total FDIC-insured deposits in the county were $181,023,000 as of June 30, 1999.

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

Products and Services

      TransCommunity intends to offer through its subsidiary banks a broad array of banking products and services to its customers. Bank of Powhatan and Bank of Goochland currently provide, and the Bank of Louisa is expected to provide, such products and services as consumer loans, commercial loans, commercial mortgage loans, residential mortgage loans, credit cards and other loans, deposit products, specialized consumer services, telephone and internet banking, and automatic teller machines. TransCommunity intends to evaluate other services such as trust services, brokerage and investment services, insurance, and other permissible activities. Management expects to introduce these services as they become economically viable.

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

General

      As a bank holding company, TransCommunity is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA") and its examination and reporting requirements. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank, or merge, or consolidate with another bank holding company without the prior approval of the Federal Reserve.

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

Payment of Dividends

      TransCommunity is a legal entity separate and distinct from the Banks. For the near-term future, a significant portion of the revenues of TransCommunity will depend upon dividends or fees paid to TransCommunity by the Banks. Prior regulatory approval is required if the total of all dividends declared by a national bank, including the proposed dividend, in any calendar year will exceed the sum of that bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

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

      The Banks' actual and required capital amounts and ratios for the year ended December 31, 2002 are shown in Note 19 of the Notes to TransCommunity's financial statements included herein.

Support of Subsidiary Banks

      Under the National Bank Act, if the capital stock of a national bank is impaired by losses or otherwise, the OCC is authorized to require payment of the deficiency by assessment upon the bank's stockholders, pro rata, and to the extent necessary, if any such assessment is not paid by any stockholder after three months' notice, to sell the stock of such stockholder to make good the deficiency. Under Federal Reserve policy, TransCommunity is expected to act as a source of financial strength to each of TransCommunity's subsidiary banks and to commit resources to support such institutions in circumstances where it might otherwise choose not to do so absent this policy.

      Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of its subsidiary banks. In event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority payment.

Prompt Corrective Action

      The FDIA, among other things, requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDIA establishes five capital tiers:
"well capitalized,"  "adequately  capitalized,"
"undercapitalized," "significantly undercapitalized," and "critically undercapitalized." A depository institution's capital tier will depend upon how its capital levels compare to various relevant facts, as established by regulation.

      Federal regulatory authorities have adopted regulations establishing relevant capital measures and relevant capital levels applicable to FDIC-insured banks. The relevant capital measures are the total capital ratio, the tier 1 capital ratio and the leverage ratio. Under the regulations, an FDIC-insured bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a tier 1 capital ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total ratio of 8% or greater, a tier 1 capital ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances); (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a tier 1 capital ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a tier 1 capital ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

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

      "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator. A bank that is not "well capitalized" is subject to certain limitations relating to so-called "brokered" deposits.

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

FDIC Insurance

      The deposits of Bank of Powhatan and Bank of Goochland are insured by the FDIC up to the limits set forth under applicable law. The deposits of Bank of Powhatan and Bank of Goochland are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. When organized, the Bank of Louisa will be subject to the same assessments. The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. Depository institutions insured by the BIF that are "well capitalized", are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .00% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC.

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

      FDIA requires a system of risk-based assessments under which banks that pose a greater risk of loss to the FDIC will be required to pay a higher insurance assessment. The FDIC is authorized to prohibit any BIF-insured institution from engaging in any activity that the FDIC determines by regulation or order to pose a serious threat to the respective insurance fund. Also, the FDIC may initiate enforcement actions against banks, after first giving the institution's primary regulatory authority an opportunity to take such action. The FDIC may terminate the deposit insurance of any depository institution if it determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed in writing by the FDIC. The FDIC also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of Bank of Powhatan's or Bank of Goochland's deposit insurance.

Depositor Preference Statute

      Under federal law, deposits and certain federal claims for administrative expenses and employee compensation against an insured depository institution would be afforded a priority over other general unsecured claims against such an institution, including claims arising out of federal funds transactions and letters of credit, in the "liquidation or other resolution" of such an institution by any receiver.

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

Economic and Monetary Policies

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

Sarbanes-Oxley Act of 2002

      TransCommunity is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the "SEC"). As an Exchange Act reporting company, TransCommunity is directly affected by the recently enacted Sarbanes-Oxley
Act of 2002 ("SOX"), which is aimed at improving corporate governance and reporting procedures. TransCommunity is already complying with applicable new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Because the stock of TransCommunity is not listed on any national securities exchange or on the NASDAQ Market System, certain provisions of SOX, and the regulations adopted or to be adopted thereunder, do not currently apply to TransCommunity.

Employees

      At December 31, 2002, TransCommunity had 52 full-time equivalent employees, including 12 at Bank of Powhatan, ten at Bank of Goochland, 24 at Main Street and six at the holding company headquarters. At December 31, 2001, TransCommunity had 37 full-time equivalent employees, including 14 at Bank of Powhatan, 19 at Main Street and four at TransCommunity. The number of new employees hired during 2003 will depend on the continued growth in operations of Bank of Powhatan, Bank of Goochland, and the successful opening of the proposed Bank of Louisa.


Executive Officers of the Registrant

Name (Age)                      Business Experience Past Five Years

William C. Wiley (57)           Chairman of the Board and Chief Executive
                                Officer of TransCommunity, since March 2001;
                                Chairman, Bank of Powhatan, N.A., Powhatan,
                                Virginia, March 2000-December 2002; Principal
                                Shareholder of DPO Holdings, Inc., Richmond,
                                Virginia, since January 1995.

Bruce B. Nolte (56)             President and Chief Operating Officer of
                                TransCommunity since June 2001;  President of
                                TransCommunity from May - June 2001; Executive
                                Vice President and General Counsel of First
                                Horizon Strategic Alliances, Inc., a subsidiary of First Tennessee Bank, N.A., from July 1995 to May 2001.

Thomas M. Crowder (47)          Chief Financial Officer of TransCommunity since
                                February 1, 2003; Executive Vice President,
                                Guilford Company (investment management),
                                Richmond, Virginia, from March 1989 to February
                                2003.


Item 2. Description of Property

      TransCommunity's headquarters are located in approximately 2800 square feet of leased space at 9025 Forest Hill Avenue, Richmond, Virginia.

      The Bank of Powhatan is located at 2320 Anderson Highway, Powhatan, Virginia. The Bank's building, which is of new construction, is a two-story brick structure, containing approximately 6,000 square feet. It has four teller stations, three drive-through windows and a drive-up ATM and night depository. The Bank owns this property.

      On August 15, 2002, TransCommunity entered into an agreement with an unrelated third-party to lease a building located at Goochland Courthouse in Goochland County, and containing approximately 1200 square feet, as a temporary main office site for Bank of Goochland. Following the opening of Bank of Goochland's permanent main office site described below, Bank of Goochland intends to maintain the Goochland Courthouse location as a branch office. The term of this lease is five years, and the amount of the base monthly rent is $1500 per month. The lease agreement contemplates that the lessor will make certain improvements to the exterior of the leased premises, with the costs to be borne by the lessee and amortized over the remaining life of the lease without interest. Effective November 25, 2002, this lease agreement was assigned by TransCommunity to Bank of Goochland upon receipt by that Bank of its national banking charter.

      On February 14, 2003, TransCommunity purchased from an unrelated third-party for $850,000, approximately two acres, located at the intersection of U.S. Route 250 and State Route 621 in the Centerville area of Goochland County, as a permanent main office location for Bank of Goochland. Included in the purchase price, the contract states that the seller will provide site improvements to the property, which TransCommunity estimates to have value of approximately $150,000, prior to the construction of Bank of Goochland's main office.

      Main Street leases approximately 3,100 square feet of office space at a modern office building at the intersection of Parham and Three Chopt Roads in western Henrico County.

      In 2002, TransCommunity purchased a two acre parcel in the Town of Louisa as a site for the Bank of Louisa for $200,000. The trustee of the trust that sold this property to TransCommunity is a member of the Board of Directors of the Bank of Louisa. The Board received two independent appraisals regarding the parcel and believes that the terms of the purchase are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this transaction, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003.

Item 3.     Legal Proceedings

      In the ordinary course of operations, TransCommunity and the Banks expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against TransCommunity or any of the Banks which, if determined adversely, would have a material effect on the business, results of operations, or financial position of TransCommunity or any of the Banks.

Item 4. Submission of Matters to a Vote of Security Holders

      During the quarter ended December 31, 2002, no matters were submitted for a vote of security holders.


                                     PART II

Item 5.     Market for Common Equity and Related Stockholders Matters

      (a) Presently, there is no public trading market for TransCommunity's common stock. TransCommunity's transfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572.

      (b)  On  March  15,  2003,   TransCommunity   had  approximately   2,800
      shareholders.

      (c) TransCommunity has not declared or distributed any cash dividends to its shareholders, and it is not likely that any cash dividends will be declared for several years. The Board of Directors of TransCommunity intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of TransCommunity and the Bank of Powhatan, the Bank of Goochland and the Bank of Louisa for the foreseeable future. The future dividend policy of TransCommunity is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. TransCommunity's ability to distribute cash dividends will depend substantially upon the Banks' abilities to pay dividends to TransCommunity. As national banks, the Banks will be subject to legal limitations on the amount of dividends each is permitted to pay. Furthermore, neither the Banks nor TransCommunity may declare or pay a cash dividend on their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See "Government Supervision and Regulation--Payment of Dividends."

      (d) TransCommunity is currently engaged in a non-underwritten registered offering of up to 1,500,000 shares of common stock, at a purchase price of $10.00 per share. The proceeds of the offering were partially used to capitalize the Bank of Goochland, will partially be used to capitalize the Bank of Louisa, and for other general corporate purposes. The following information is furnished pursuant to Rule 463 and Item 701(f) of Regulation S-B:

        (1) The registration statement on Form SB-2 (No. 333-64566) was declared effective on September 17, 2001. It was amended by post-effective amendment declared effective on May 3, 2002, and by an amended prospectus filed under Rule 424(b) on June 6, 2002; and by a second post-effective amendment declared effective October 30, 2002, and by an amended prospectus filed under Rule 424(b) on November 1, 2002.
        (2)     The offering commenced on or about September 24, 2001.
        (3)     The  offering did not  terminate  before any  securities  were sold.
        (4) (i) The offering has not terminated.
           (ii) There is no underwriter in the offering.
           (iii)The only class of security registered is common stock.
           (iv) The registration statement covers 1,500,000 shares of common stock being offered at $10 per share, or $15,000,000 in the aggregate. As of December 31, 2002, TransCommunity had sold 832,663 shares, and had received gross proceeds of $8,326,630.
           (v) From the effective date of the registration statement to December 31, 2002 (the ending date of the reporting period), the reasonably estimated amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered were: (1) underwriters' discounts and commissions $0; (2) finder's fees $-0-; (3) expenses paid to or for underwriters $-0-; (4) other expenses (including, advertising, legal and accounting) $588,335; Total expenses $588,335. Except for payments of $60,000 to DPO Holdings, Inc., a consulting firm in which William C. Wiley, an officer and director of TransCommunity, has a majority equity interest, and except as noted in the last sentence of this paragraph (v), none of such payments were direct or indirect payments to directors or officers of TransCommunity or its associates, or to affiliates of TransCommunity. No portion of the fees paid to DPO Holdings were received, directly or indirectly, by Mr. Wiley. A portion of the Chief Executive Officer's and Chief Operating Officer's salaries totaling $97,127 has been allocated to the offering expenses.
           (vi) The net offering proceeds as of December 31, 2002, after deduction of expenses, was $7,738,295.
           (vii) From January 1, 2002, to December 31, 2002 (the ending date of the reporting period) the amount of net offering proceeds to the issuer were used as follows:
                1. construction of plant, building and facilities:  $-0-
                2. purchase and installation of machinery and equipment:  $-0-
                3. purchase of real estate:   $7,000
                4. acquisition of other business(es):  $-0-
                5. repayment of indebtedness:  $-0-
                6. working capital:   $7,731,295
                7. temporary investments (to be specified):   $-0-
                8. any  other  purposes  for which at least  $75,000  has been used:  $-0-
          (viii) The use of proceeds described in clause 4(vii) above does not represent a material change in the use of proceeds from that described in the prospectus.

Item 6. Management's   Discussion  and  Analysis  of  Financial  Condition  and
Results of Operations

                                    Overview

      The following is management's discussion and analysis of the financial condition and results of operations of TransCommunity as of and for the years ended December 31, 2002 and 2001. This discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

TransCommunity Bankshares Incorporated

      TransCommunity Bankshares Incorporated ("TransCommunity" or the "Company") is a community bank holding company headquartered in Richmond, Virginia. The Company was organized as a Virginia corporation in March 2001, and became a bank holding company effective August 15, 2001. TransCommunity operates a community banking business through its two national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan") and Bank of Goochland, N.A. ("Bank of Goochland"). TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. TransCommunity's newest subsidiary, Bank of Goochland with one office in Goochland County, opened for business on November 25, 2002. The consolidated financial statements of TransCommunity appearing elsewhere in this Form 10-KSB include the operations of the Bank of Goochland from November 25, 2002 through December 31, 2002. At December 31, 2002, TransCommunity had, on a consolidated basis, total assets of $51.1 million, total deposits of $36.7 million, total loans of $37.1 million, and total stockholders' equity of $12.5 million.

      TransCommunity seeks to establish a new subsidiary national bank in Louisa County, Virginia. In March 2002, the Comptroller of the Currency granted preliminary charter approval for the Bank of Louisa. In March 2003, because it had not completed the capitalization of Bank of Louisa, TransCommunity withdrew its charter application in order to pursue the establishment of a banking office in Louisa County in a more expeditious manner. TransCommunity will continue to pursue the establishment of the Bank of Louisa as a separate, wholly-owned subsidiary bank, and intends to use a portion of the proceeds from the sale of shares offered in the pending non-underwritten public offering to complete the capitalization of Bank of Louisa. In the meantime, TransCommunity intends to apply to the Comptroller of the Currency to open an initial banking office in Louisa County as a branch office of the Bank of Powhatan. If TransCommunity is then successful in raising the $5 million capital required to open a new bank, it intends subsequently to apply to convert the Louisa County branch office into a separate wholly-owned subsidiary bank.

      Since late 2001, TransCommunity has been engaged in a non-underwritten offering of 1,500,000 shares of its common stock. As of March 15, 2003, TransCommunity had sold an aggregate of 861,163 shares for $10.00 per share and had received gross proceeds of $8,611,630. TransCommunity used $5 million of these proceeds to capitalize the Bank of Goochland. The balance, and any future proceeds will be used to capitalize the Bank of Louisa and for general corporate purposes.

Bank of Powhatan and Main Street Mortgage and Investment Corporation


     Bank of Powhatan was organized as a national bank in 1998 and commenced its general banking operation on March 20, 2000. On August 15, 2001, Bank of Powhatan became a wholly owned subsidiary of TransCommunity through a statutory share exchange transaction. For the year 2002, Bank of Powhatan had earned net income of $315,179 compared with a loss for 2001 of $550,962. The Bank had total deposits of $34.1 million and loans of $36.1 million at December 31, 2002.


      On January 1, 2001, the Bank acquired Main Street Mortgage and Investment Corporation ("Main Street"), a mortgage banking company, as a wholly owned subsidiary. During 2002, Main Street originated approximately $83 million in mortgage loans, an increase of $23 million over 2001. For 2002, Main Street reduced the amount of its operating loss to $22,208, from an operating loss of $71,269 for 2001. During 2002, gross fees from originations of real estate mortgage transactions increased 35.2% to $1,165,140, compared with $861,780 for 2001, and other income, which includes processing and referral fees, increased 178% to $188,780 from $67,711 for 2001. The financial results for Main Street are incorporated into the results for Bank of Powhatan.

      Selected consolidated financial information regarding Bank of Powhatan follows:

                                                           (In Thousands)
                                                            December 31,
          Type                                           2002        2001
          ----                                          ----         -----
      Loans                                             $36,110    $15,161
      Investments                                         1,199      9,192
      Deposits                                           34,111     21,586
      Capital                                             6,185      5,867


Bank of Powhatan's consolidated income (loss) as a percentage of year-end assets and equity is as follows:

                                                    Year Ended December 31,
                                                       2002        2001

      Return on Assets (ROA)                           .73 %    (1.94) %
      Return on Equity (ROE)                          5.10 %    (9.40) %


Bank of Goochland

      Bank of Goochland was organized as a national bank in 2002 and commenced its general banking operations on November 25, 2002. From November 25 through December 31, 2002, Bank of Goochland has been able to attract deposits of $2,960,137 and loans of $535,023.

      Selected financial information regarding Bank of Goochland at December 31, 2002 follows:

                                                     (In Thousands)
          Type                                            2002
          ----                                            ----

      Loans                                             $   545
      Investments                                         2,999
      Deposits                                            2,960
      Capital                                             4,739


      As of March 15, 2003, deposits had increased to $11,752,565, and loans to $4,189,995.


                          Critical Accounting Policies

      Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our single most critical accounting policy relates to our reserve for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional reserves might be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the discussion on "Provision for Loan Losses" below.

                Results of Operations and Financial Condition

Consolidated

Net Loss/Income

      For the years ended December 31, 2002 and 2001, TransCommunity incurred net losses of $1,196,653 and $1,398,474, respectively. Of the net losses for 2002 and 2001, $1,065,229 and $847,512, respectively, represented organizational and start up expenses of TransCommunity. Bank of Powhatan had consolidated net income of $315,179 for the year ended December 2002, including operating losses of $22,208 for Main Street. Additionally, the net losses incurred by TransCommunity in 2002 included $460,822 in losses incurred by Bank of Goochland during the short operating period from November 25, 2002 (inception) through December 31, 2002. Schedule I presents selected consolidated financial data for TransCommunity for 2002 and 2001.

Net Interest Margin

      TransCommunity's net interest margin was 4.43% for the year 2002, compared with 4.33% for the year 2001. New loans grew 141.76% from the net loans present at December 31, 2001. Deposits increased 70.07% for the same period. The net interest margin for the year ended December 31, 2002, compares favorably with other commercial banks in our market area. As the amount of interest bearing deposits increases in relationship to interest free capital, our net interest margin decreases.

      Bank of Powhatan's and Bank of Goochland's combined net interest margin analysis and average balance sheets are shown in Schedule II and the effect of rate-volume change on net interest income is shown in Schedule III.

Provision for Loan Losses

      TransCommunity's consolidated provision for loan losses for 2002 was $227,200, resulting in an allowance for loan losses at December 31, 2002 of $462,200 (1.25% of total loans). In comparison, the provision for loan losses was $197,000 in 2001, resulting in an allowance for loan losses at December 31, 2001 of $235,000 (1.53% of total loans). The 15.32% increase in the consolidated provision for loan losses and 96.68% in the consolidated allowance for loan losses were the results of the continued growth of the loan portfolios at TransCommunity's subsidiary banks. The allowance for loan losses is evaluated on a regular basis by management. Such evaluation is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. TransCommunity's evaluation methodology considers both disbursed loans and commitments to extend credit. The allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. In addition, an allowance would be established for problem loans individually or by grouping. The methodology used by TransCommunity's subsidiary banks to calculate the provision for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any potential problem loans as of December 31, 2002. As TransCommunity's subsidiary banks mature, this evaluation methodology will be adjusted to reflect actual experience.

Noninterest Income

      Noninterest income increased from $994,810 for 2001 to $1,506,565 for 2002. The increase is due to commissions and other income received by Main Street of $1,353,920 and fees received by Bank Powhatan of $152,645. During 2002 and 2001, Main Street originated loans of approximately $83 million and $60 million, respectively. Noninterest income as a percentage (annualized) of average assets for 2002 and 2001 was 3.83% and 4.63%, respectively.


Noninterest Expense

      Noninterest expense increased from $2,970,531 for 2001 to $4,024,262 for 2002. The increase in noninterest expense during 2002 resulted in significant part from the addition of 15 new employees. These additional employees were necessary to support the opening of the Bank of Goochland, as well as to support the continued growth of Bank of Powhatan, and Main Street. The expenses of Main Street are mostly salaries and commissions related to the origination of mortgage loans. The expenses of the holding company headquarters relate mainly to organizational and start up costs of the holding company, the costs associated with the securities offering, and the costs associated with the establishment of Bank of Goochland and the proposed Bank of Louisa. Overall, noninterest expense as a percentage of average assets decreased from 13.82% in 2001 to 10.22% in 2002.

Income Taxes

      No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current period.


Investment Portfolio

      Total investment securities of TransCommunity decreased from $9,192,064 at December 31, 2001 to $4,198,980 at December 31, 2002, as capital invested in the securities portfolio was utilized to support loan growth at the Company's subsidiary banks. The Company invests in U. S. Agency securities in order to maintain a high level of earning assets, provide liquidity, and to secure public deposits. Management strives to structure the maturities of investments to meet projected liquidity needs, manage interest rate sensitivity and maximize earnings. Schedules showing the book value, maturities and weighted average interest rates of the investment portfolio are shown in Note 4 to the Company's consolidated financial statements.

Loans

      Total loans increased $21,720,185 during 2002 to $37,116,940 at December 31, 2002.

      Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                            December 31,
          Type                                            2001       2002
          ----                                            ----       ----


      Commercial, financial, and agricultural           $15,653    $ 8,446
      Real estate -construction                           6,379      1,207
      Real estate -mortgage                               8,320      2,865
      Installment loans to individuals                    6,765      2,879
                                                         ------     ------

      Total loans                                       $37,117    $15,397
                                                         ======     ======

Concentration of Credit Risk

      TransCommunity has a concentration of loans to borrowers involved in construction and land development. Loans to these borrowers amounted to approximately 17% of the total loan portfolio at December 31, 2002.


Non-accrual, Past Due and Restructured Loans

      At December 31, 2002, TransCommunity did not have any loans classified as non-accrual, past due more than ninety days or restructured. Loans will be placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.


Allocation for the Allowance for Loan Losses

      The following table shows the allocation for the allowance for loan losses at:

                                   December 31, 2002 December 31, 2001

                                         Percent of             Percent of
Balance at the end of                   loans in each          loans in each
   each period                           category to            category to
 Applicable to                 Amount    total loans  Amount    total loans
--------------                 ------    -----------  ------    -----------

Loans:
   Commercial                $ 239,134          43%  $ 147,105          55%
   Real estate - construction   78,574          17%     14,430           7%
   Real estate - mortgage       76,794          22%     37,011          19%
   Installment                  71,698          18%     36,454          19%
                              --------    ---------   --------    ---------

   Total Allowance for Loan
     Losses                  $ 462,200         100%  $ 235,000         100%
                              ========   ==========   ========   ==========

Premises and Equipment

      Premises and equipment increased from $2,102,207 at December 31, 2001 to $2,649,838 at December 31, 2002. During 2002, Bank of Goochland began operations, and moved into a newly-renovated, leased banking facility. In 2002, TransCommunity purchased for $200,000 a two acre parcel in the Town of Louisa, Virginia as a site for the proposed Bank of Louisa. In connection with this transaction, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003.

     Bank of Powhatan completed construction of its main office location in March of 2001. A modular building that was used on a temporary basis prior to this date was sold during 2002 for $30,000 which resulted in a loss of $10,399. A schedule of premises and equipment is shown in Note 7 to the Company's consolidated financial statements.

      Construction in progress at December 31, 2002 includes architectural and engineering costs of $63,847 relating to the construction of the branch office and the proposed main office of Bank of Goochland and architectural and engineering costs of $37,930 associated with the development of plans for the construction of the proposed main office location for Bank of Louisa.

Deposits

      TransCommunity's deposits increased $15.1 million during 2002 to $36.7 million at December 31, 2002. A schedule of deposits by type is shown in the Company's consolidated statements of condition. Time deposits of $100,000 or more equaled 23.08% of total time deposits at December 31, 2002.

Capital

      TransCommunity's capital as a percentage of total assets was 24% at December 31, 2002, and 23% at December 31, 2001, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At December 31, 2002, TransCommunity had liquid assets of approximately $7.4 million in the form of cash, federal funds sold and short term investments. Management believed that liquid assets were adequate at December 31, 2002. Management anticipates that additional liquidity will be provided by the growth in deposit accounts, loan repayments and the contemplated sale of additional shares in the Company's public offering of shares of common stock. TransCommunity's bank subsidiaries, Bank of Powhatan and Bank of Goochland, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the TransCommunity's short term or long term liquidity. Capital expenditures in the near future will be purchased using liquid assets.

      At December 31, 2002, TransCommunity had a negative cumulative Gap Rate Sensitivity Ratio of 1.83% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank.

      Schedule IV contains an interest sensitivity analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities.

      There are no off-balance-sheet items that should impair future liquidity.


Future Prospects

      TransCommunity's strategy is to grow principally through the establishment of de novo banks in relatively under-banked communities experiencing faster-than-average growth. Newly-chartered banking institutions normally experience losses during their early years of operation, as it takes time to build a loan portfolio generating sufficient interest income to offset operating costs.

      Our first bank, Bank of Powhatan, experienced losses during 2000 and 2001, although its deposit base and loan portfolio grew rapidly during this period. During 2002, in its eighth quarter of operation, Bank of Powhatan began to generate an operating profit, and that trend continued throughout the remainder of 2002, as shown in the chart below:

                  2002                    Bank of Powhatan - Net (Loss) Income
                  ----                    ------------------------------------
      Quarter ended March 31                             $(31,645)
      Quarter ended June 30                                55,480
      Quarter ended September 30                          140,485
      Quarter ended December 31                           150,859
                                                        ---------
      Year Ended December 31                             $315,179

Management anticipates that this growth trend will continue in 2003, and that by the end of 2003 Bank of Powhatan will be positioned to pay a dividend to TransCommunity in future years.

      Likewise, we anticipate that our newest subsidiary, Bank of Goochland, as well as future de novo banks we may establish (including Bank of Louisa), will initially experience operating losses as they establish their customer base, but that each institution will rapidly reach profitability as they execute TransCommunity's community banking strategy and take advantage of the operational cost savings afforded by using TransCommunity's common operating platform. Additionally, with two banks now open for business, TransCommunity also will seek to identify other financial services, such as insurance services or products or investment advisory services, that can be offered through TransCommunity as and when circumstances may permit. Nevertheless, it may be several years before TransCommunity will be able to show a profit on a consolidated basis.


Parent Company Only

      During the year ended December 31, 2002, TransCommunity incurred operating expenses of $1,065,529. From inception on March 16, 2001 through December 31, 2001, TransCommunity incurred operating expenses of $847,512. A list of those expenses by type is shown in the statement of operations for TransCommunity included in Note 25 to the Company's consolidated financial statements.

SCHEDULE I

                     TRANSCOMMUNITY BANKSHARES INCORPORATED

     The following table provides consolidated data for TransCommunity for the years ended December 31, 2002 and 2001:


Income Statement Data:               2002          2001
                     (In thousands, except ratios and per share amounts)

Net interest income              $   1,548      $    774
Provision for loan losses              227           197
Noninterest income                   1,507           995
Noninterest expenses                 4,024         2,971
Income tax expense                       0             0
Net loss                            (1,197)       (1,398)

Per Share Data:
Net loss                             (1.05)        (2.06)
Cash dividends                         N/A           N/A
Book value                            7.77          8.44
Average shares outstanding       1,143,262       679,784

Balance Sheet Data:
Assets                              51,123        28,600
Loans, net of unearned income
   and allowance for loan losses    36,655        15,162
Total investment securities          4,198         9,192
Deposits                            36,712        21,586
Stockholders' equity                12,471         6,520

Operating Ratios:

Net loss on average assets           (3.04)%      (6.51)%
Net loss on average equity          (14.06)%     (21.61)%
Dividend payout ratio                  N/A           N/A

Capital Ratios:
Bank Only
   Leverage                             30%           22%
   Risk-based:
    Tier 1 capital                      46%           32%
    Total capital                       47%           33%
Consolidated
   Total equity to total assets         24%           23%

Average equity to average assets        26%           29%

SCHEDULE II

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                 2002                        2001
                     ---------------------------   --------------------------
                                         Average                       Average
                     Average   Interest   Rates    Average   Interest   Rates
                     Balance   Income or Earned or  Balance   Income orEarned or
                      Sheet    Expense     Paid      Sheet   Expense     Paid
                    --------- -------  ------    --------   --------    ------

Assets:
  Loans (including
   fees)          $28,913,455 $2,077,370  7.18%  $8,519,387  $ 875,307    10.27%
  Federal funds
   sold               847,712     12,202  1.44%   2,886,049    113,440     3.93%
  Investments       5,181,459    215,689  4.16%   6,462,694    388,775     6.02%
                     --------  ---------  -----    -------     -----      -----

  Total Earning
   Assets          34,942,626  2,305,261  6.60%  17,868,130  1,377,522     7.71%
                               ---------  ------             ---------     ----
  Allowance for
   loan losses       (355,722)                                (118,000)
  Non-earning
   assets           4,771,473                                3,742,997
                     ---------                             ----------

Total Assets      $39,358,377                              $21,493,127
                     ==========                            ==========

Liabilities and Stockholders' Equity:
  Deposits:
   Demand: Interest-
     bearing       $5,542,580  $  90,421  1.63%  $2,457,254  $  63,594     2.59%
   Savings deposits 2,262,494     41,590  1.84%     806,051     22,103     2.74%
   Other time
      deposits     16,497,351    587,222  3.56%   9,326,379    508,034     5.45%
                     ---------- -------  -----     ---------  ----------  -----


  Total Deposits   24,302,425    719,233  2.96%  12,589,684    593,731     4.72%

  Other borrowed
   funds            1,485,184     37,784  2.54%     110,977      9,544     8.60%
                     ---------   -------- ----   ------------    -------  -----

  Total interest-bearing
   liabilities     25,787,609    757,017  2.94%  12,700,661    603,275     4.75%
                                -------  -----                -------     -----

  Noninterest-bearing
   deposits         4,842,353                     2,051,816
  Other liabilities   219,305                       270,245
                     --------                      --------

  Total
    Liabilities    30,849,267                    15,022,722

  Stockholders'
   equity           8,509,110                     6,470,405
                     ---------                    ----------

Total Liabilities and
  Stockholders'
  equity          $39,358,377                   $21,493,127
                     ==========                  ===========

  Net Interest
   Earnings                   $1,548,244                     $ 774,247
                               =========                     ========

  Net Yield on Interest-
   Earning Assets                         4.43%                           4.33%
                                         =====                           =====

SCHEDULE III

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
              EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                            (In thousands of dollars)

                                     2002 Compared to 2001
                                      Increase (Decrease)
                              Volume          Rate          Total
 Interest Income

 Assets:
   Loans (including fees)  $ 2,094,471    $  (892,408)   $ 1,202,063
   Federal funds sold          (80,107)       (21,131)      (101,238)
   Investments                 (77,130)       (95,956)      (173,086)
                            -----------    -----------    -----------
   Total earning assets      1,937,234     (1,009,495)       927,739
                            ----------     ----------     ----------

 Interest Expense
   Demand deposits              79,910        (53,083)        26,827
   Savings                      39,807        (20,420)        19,487
   Time Deposits               390,818       (311,630)        79,188
                            ----------     ----------     ----------
   Total deposits              510,635       (385,133)       125,502

 Other borrowed funds          118,182        (89,942)        28,240
                            ----------     ----------     ----------
   Total interest-bearing
    liabilities                628,817       (475,075)       153,742
                            ----------     ----------     ----------

 Net Interest Earnings     $ 1,308,417    $  (534,420)   $   773,997
                            ==========     ==========     ==========


                                     2001 Compared to 2000
                                      Increase (Decrease)
                              Volume          Rate          Total
 Interest Income

Assets:
   Loans (including fees)  $   857,894    $   (60,132)   $   797,762
   Federal funds sold           53,392        (72,741)       (19,349)
   Investments                 119,264          2,425        121,689
                            ----------     ----------     ----------
   Total earning assets      1,030,550       (130,448)       900,102
                            ----------     ----------     ----------

Interest Expense
   Demand deposits              66,733        (15,050)        51,683
   Savings                      20,787         (2,718)        18,069
   Time Deposits               532,739        (49,672)       483,067
                            ----------     ----------     ----------
   Total deposits              620,259        (67,440)       552,819

Other borrowed funds             8,016           (444)         7,572
                            ----------     ----------     ----------
   Total interest-bearing
    liabilities                628,275        (67,884)       560,391
                            ----------     ----------     ----------

Net Interest Earnings      $   402,275    $   (62,564)   $   339,711
                            ==========     ==========     ==========


Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

SCHEDULE IV

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          INTEREST SENSITIVITY ANALYSIS

                              Less than    1 to 5     Over 5
                               1 Year       Years      Years       Total
Uses of Funds:

Loans:
   Commercial and
    real estate -
    construction           $13,299,978  $ 6,299,549  $3,082,842  $22,682,369
   Real estate - mortgage    3,588,957    5,575,412     879,488   10,043,857
   Installment               2,562,849    1,677,292     150,573    4,390,714
                            ----------   ----------   ---------   ---------

   Total Loans              19,451,784   13,552,253   4,112,903   37,116,940

Federal funds sold           3,520,000                             3,520,000
Investment securities at
   cost                      3,399,462      399,518                3,798,980
Investment securities
   at fair value                                        399,500      399,500
                            ----------   ----------   ---------    ---------

Total                      $26,371,246  $13,951,771  $4,512,404  $44,835,420
                            ==========   ==========   =========   ==========

Sources of Funds:

Demand Deposits
   Interest bearing        $ 6,803,531  $            $            $6,803,531
Savings accounts             3,160,179                             3,160,179
Time Deposits:
   Under $100,000            8,727,273    4,019,055               12,746,328
   Over $100,000             7,248,873    1,222,629                8,471,502
                            ----------   ----------   ---------   ---------

   Total Deposits           25,939,856    5,241,684               31,181,540

Federal Funds Purchased      1,250,439                             1,250,439
Borrowings                                  198,000                  198,000
                           -----------   ----------   ---------    ---------

Total                      $27,190,295   $5,439,684$             $32,629,979
                           ----------    -----------  ---------   ---------


Discrete Gap                  (819,049)   8,512,087   4,512,403   12,205,441
Cumulative Gap                (819,049)   7,693,038  12,205,441

Ratio of Cumulative Gap
   to Total Earning Assets       (1.83)%      17.16%      27.22%
                             ===========   ==========  ==========

SCHEDULE V

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                            SELECTED LOAN MATURITIES


                                     Fixed Interest  Variable Interest
                                         Rates           Rates          Total

Loans maturing after one year:

   Commercial and real estate
   construction                      $   4,637,786   $4,744,605      $9,382,391
                                      ============    =========       =========

Item 7. Financial Statements

      Financial statements are attached as Appendix A.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 9. Directors,   Executive   Officers,   Promoters  and  Control  Persons;
        Compliance With Section 16(a) of the Exchange Act

     The information regarding the directors of TransCommunity contained under the caption "Election of Directors" in TransCommunity's Proxy Statement which will be filed on or around April 21, 2003 (the "2003 Proxy Statement"), is incorporated herein by reference. The information regarding Section 16(a) beneficial ownership reporting is contained in the 2003 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information concerning the executive officers of TransCommunity required by this item is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 10.        Executive Compensation

      The information regarding executive compensation under the captions "Executive Compensation," "Employment Agreements" and "Employee Benefit Plans" and regarding director compensation under the caption "Directors' Compensation" contained in the 2003 Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information regarding stock ownership by directors and executive officers under the caption "Securities Ownership of Certain Beneficial Owners and Management" contained in the 2003 Proxy Statement is incorporated by reference herein. The information regarding equity compensation plans under the caption "Equity Compensation Plan Information" contained in the 2003 Proxy Statement is incorporated by reference herein.


Item 12.    Certain Relationships and Related Transactions

      The information regarding certain transactions with directors or executive officers under the caption "Interest of Management and Board in Certain Transactions" contained in the 2003 Proxy Statement is incorporated herein by reference.


Item 13.    Exhibits and Reports on 8-K

(a)   Exhibits

      The following exhibits are filed as part of this Form 10-KSB:

      Exhibit No.    Description of Exhibits


         3.1     Articles of Incorporation of TransCommunity (2)

         3.2 Bylaws of TransCommunity (as amended June 25, 2002), filed herewith

        10.1     Consulting   Agreement   by   and   between    TransCommunity
                 Bankshares Inc. and DPO Holdings, Inc., dated as of July 11, 2001 (1)

       10.2(a)   Employment   Agreement   by   and   between    TransCommunity
                 Bankshares Inc. and William C. Wiley, dated June 27, 2001 (1)

       10.2(b)   Employment   Agreement   by   and   between    TransCommunity
                 Bankshares Inc. and Bruce B. Nolte, dated June 27, 2001 (1)

       10.2(c) TransCommunity Bankshares Incorporated 2001 Stock Option Plan (restated effective December 19, 2001) (3)

       10.2(d) Employment Agreement by and between MSM Acquisition Co. and Richard W. Mayhew, dated January 1, 2001, filed herewith

        10.2(e) Employment Agreement by and between TransCommunity Bankshares Incorporated and Thomas M. Crowder, dated February 1, 2003, filed herewith

         21      List of Subsidiaries of the Registrant

        (1) Incorporated by reference to Exhibits 10.1 and 10.2 to Form SB-2 filed by TransCommunity Bankshares Incorporated with the Securities and Exchange Commission on August 29, 2001.
        (2) Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 17, 2001.
        (3) Incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002.

(b)   Reports on Form 8-K

        None.


Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as TransCommunity that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        We have established disclosure controls and procedures to ensure that material information related to TransCommunity is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of a date within 90 days prior to the filing of this annual report. Based on this evaluation, TransCommunity's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that TransCommunity's disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Changes in Internal Controls

        There were no significant changes in TransCommunity's ___ internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRANSCOMMUNITY BANKSHARES
                                         INCORPORATED


                                          /s/ William C. Wiley
                                         -------------------------------
                                         William C. Wiley
                                         Chairman and Chief Executive Officer



                                          /s/ Bruce B. Nolte
                                         -------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer



                                          /s/ Thomas M. Crowder
                                         -------------------------------
                                         Thomas M. Crowder
                                         Chief Financial Officer

March 27, 2003

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the dates indicated.

        Signature                       Capacity                 Date

/s/ Dean P. Agee                                             March 27, 2003
---------------------------
Dean P. Agee                            Director

/s/ Thomas M. Crowder                                        March 27, 2003
---------------------------
Thomas M. Crowder                Chief Financial Officer
                                      and Director

/s/ Richard W. Mayhew                                        March 27, 2003
---------------------------
Richard W. Mayhew                       Director

/s/ Julian C. Metts, Jr.                                     March 27, 2003
---------------------------
Julian C. Metts, Jr.                    Director

/s/ James L. Minter                                          March 27, 2003
---------------------------
James L. Minter                         Director

/s/ Lawrence B. Nuckols                                      March 27, 2003
---------------------------
Lawrence B. Nuckols                       Director

/s/ Troy A. Peery, Jr.                                      March 27, 2003
---------------------------
Troy A. Peery, Jr.                        Director

/s/ John W. Pretlow, Jr.                                     March 27, 2003
---------------------------
John W. Pretlow, Jr.                    Director

/s/ John J. Purcell, Jr.                                     March 27, 2003
---------------------------
John J. Purcell, Jr.                    Director

/s/ George W. Rimler                                         March 27 2003
---------------------------
George W. Rimler                        Director

/s/ Stuart C. Siegel                                         March 27, 2003
---------------------------
Stuart C. Siegel                        Director

/s/ John J. Sponski                                          March 27, 2003
---------------------------
John J. Sponski                         Director

/s/ John C. Watkins                                          March 27, 2003
---------------------------
John C. Watkins                         Director

/s/ William C. Wiley                                         March 27, 2003
---------------------------
William C. Wiley                Chairman, Chief Executive
                                  Officer and Director

/s/ Robin Traywick Williams                                  March 27, 2003
---------------------------
Robin Traywick Williams                Director

                                 CERTIFICATIONS

I, William C. Wiley, certify that:


      1. I have reviewed this annual report on Form 10-KSB of TransCommunity Bankshares Incorporated;


      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 27, 2003                        /s/  William C. Wiley
                                          ------------------------
                                          William C. Wiley
                                          Chairman and Chief Executive Officer

I, Bruce B. Nolte, certify that:


      1. I have reviewed this annual report on Form 10-KSB of TransCommunity Bankshares Incorporated;


      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 27, 2003                        /s/  Bruce B. Nolte
                                          ------------------------
                                          Bruce B. Nolte
                                          President and Chief Operating
                                          Officer

I, Thomas M. Crowder, certify that:

      1. I have reviewed this annual report on Form 10-KSB of TransCommunity Bankshares Incorporated;


      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 27, 2003                  /s/  Thomas M. Crowder
                                    ------------------------------------
                                    Thomas M. Crowder
                                    Chief Financial Officer



 (Certification of CEO/COO/CFO under Section 906 of the Sarbanes-Oxley Act of
        2002 enclosed separately as correspondence with this filing.)

                                   APPENDIX A






CONTENTS

                                                                        Page

Independent Auditors' Report                                             F-1

Consolidated Statements of Financial Condition                           F-2
   as of December 31, 2002 and 2001

Consolidated Statements of Income - Years Ended                          F-3
   December 31, 2002 and 2001

Consolidated Statements of Stockholders' Equity - Years                  F-4
   Ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows - Years Ended                      F-5
   December 31, 2002 and 2001

Notes to Consolidated Financial Statements                               F-6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TransCommunity Bankshares Incorporated
Richmond, Virginia


We have audited the consolidated statements of financial condition of TransCommunity Bankshares Incorporated as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCommunity Bankshares Incorporated as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

                                    /s/ S. B. Hoover & Company, L.L.P.



January 24, 2003
Harrisonburg, Virginia

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2002 AND 2001


ASSETS                                                2002         2001

Cash and due from banks (Note 3)                 $ 3,447,473    $   941,995
Federal funds sold                                 3,520,000        485,000
                                                  ----------     ----------

   Total Cash and Cash Equivalents                 6,967,473      1,426,995

Securities available-for-sale, at fair
   value (Note 4)                                    399,500      1,492,847
Securities held to maturity (fair value
   of $3,798,997
   in 2002 and $7,662,446 in 2001) (Note 4)        3,798,980      7,699,217

Loans receivable (Note 5 & 14)                    37,116,940     15,396,755
   Allowance for loan losses (Note 6)               (462,200)      (235,000)
                                                  ----------     ----------

   Net Loans                                      36,654,740     15,161,755

Premises and equipment, net (Note 7)               2,246,242      1,908,025
Federal Reserve Bank stock (restricted) (Note 4)     357,300        201,300
Other assets (Note 17)                               698,670        710,228
                                                  ----------     ----------

   Total Assets                                  $51,122,905    $28,600,367
                                                  ==========     ==========


LIABILITIES

Deposits:
   Demand deposits:
      Noninterest bearing                        $ 5,530,727    $ 4,137,943
      Interest bearing                             6,803,531      2,355,015
   Savings deposits                                3,160,180      1,538,786
   Other time deposits (Note 8)                   21,217,830     13,554,427
                                                  ----------     ----------

   Total Deposits                                 36,712,268     21,586,171

Federal funds purchased                            1,250,439
Notes payable (Note 9)                               198,000        115,588
Accrued interest payable                              77,254         72,263
Accrued expenses and other liabilities               414,164        306,312
                                                  ----------     ----------

   Total Liabilities                              38,652,125     22,080,334
                                                  ----------     ----------


STOCKHOLDERS' EQUITY (Notes 10, 11, 18 & 19)

Common stock subscriptions                                          803,800
Expenses of current stock offering                  (588,335)      (217,189)
Common stock (5,000,000 shares authorized)
   1,605,249 and 772,586 shares issued
   and outstanding
   $.01 par value                                     16,052          7,726
Paid-in-surplus                                   15,831,921      7,523,617
Accumulated deficit                               (2,788,358)    (1,591,705)
Accumulated other comprehensive loss                    (500)        (6,216)
                                                  ----------     ----------

   Total Stockholders' Equity                     12,470,780      6,520,033
                                                  ----------     ----------

   Total Liabilities and Stockholders' Equity    $51,122,905    $28,600,367
                                                  ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       2002         2001
INTEREST AND DIVIDEND INCOME

   Loans, including fees                          $2,077,370    $  875,307
   Federal funds sold                                 12,202       113,440
   Debt securities                                   202,701       376,697
   Dividends                                          12,988        12,078
                                                    --------     ---------

   Total Interest and Dividend Income              2,305,261     1,377,522
                                                    ---------    ---------

INTEREST EXPENSE

   Deposits
      Demand                                          90,421        63,594
      Savings                                         41,590        22,103
      Time deposits below $100,000                   425,282       398,023
      Time deposits above $100,000                   161,940       110,011
   Other borrowed funds                               37,784         9,544
                                                   ---------     ---------

   Total Interest Expense                            757,017       603,275
                                                    --------     ---------

NET INTEREST INCOME                                1,548,244       774,247

PROVISION FOR LOAN LOSSES (Note 6)                   227,200       197,000
                                                   ---------     ---------

   Net Interest Income after Provision
      for Loan Losses                              1,321,044       577,247
                                                    ---------    ---------

NONINTEREST INCOME
   Bank service charges and fees                     152,645       133,302
   Commissions and fees from loan originations     1,353,920       861,508
                                                    ---------    ---------

   Total Noninterest Income                        1,506,565       994,810
                                                    ---------    ---------

NONINTEREST EXPENSES
   Salaries and employee benefits (Notes 19 & 20)  2,311,269     1,616,179
   Occupancy expenses                                208,918       124,199
   Equipment expenses                                283,929       178,598
   Other operating expenses (Note 24)              1,220,146     1,051,555
                                                    ---------    ---------

   Total Noninterest Expenses                      4,024,262     2,970,531
                                                    ---------    ---------

NET LOSS                                         $(1,196,653)  $(1,398,474)
                                                    ==========   ==========

   Net Loss Per Share Basic and Diluted          $     (1.05)  $    (2.06)
                                                    ==========   ==========

   Weighted Average Shares Outstanding             1,143,262       679,784
                                                    =========    =========


  The accompanying notes are an integral part of these financial statements.



                                           TRANSCOMMUNITY BANKSHARES INCORPORATED
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                                                          Accumulated
                              Shares of   Common        Expenses of                                          Other         Total
                               Common      Stock          Current      Common      Paid in   Accumulated Comprehensive Stockholders'
                                Stock  Subscriptions   Stock Offering  Stock       Surplus     Deficit    Income (Loss)    Equity
                              --------  --------------  ------------- ----------   ------- ------------  --------------   -------


Balance, December 31, 2000     670,836   $             $            $1,677,090    $4,936,918   $ (193,231)  $           $6,420,777

Common shares subscribed by
  organizing directors and
  officers                                1,026,500                                                                      1,026,500
Expenses incurred by organizers
  prior to incorporation                   (110,165)                                                                      (110,165)
Common shares issued to
  organizing
  directors and officers       102,650     (916,335)                     1,027       915,308


Comprehensive Loss
Net Loss                                                                                       (1,398,474)              (1,398,474)
Unrealized loss on securities
  available for sale                                                                                            (6,216)     (6,216)
                                                                                                                         ----------

  Total comprehensive loss                                                                                              (1,404,690)
Sale of common stock by
  Bank to director                 100                                     250           750                                 1,000
Exchange of TransCommunity
  common stock for Bank of
  Powhatan, N.A.
  common stock                  (1,000)                             (1,670,641)    1,670,641
Expenses of current stock
  offering                                                 (217,189)                                                      (217,189)
Common stock subscribed                     803,800                                                                        803,800
                                --------    --------        --------  --------      --------    ----------         -----  --------


Balance, December 31, 2001     772,586      803,800        (217,189)     7,726     7,523,617   (1,591,705)      (6,216)  6,520,033


Comprehensive Loss
Net Loss                                                                                       (1,196,653)              (1,196,653)
Unrealized gain on securities
  available for sale                                                                                             5,716       5,716

  Total comprehensive loss                                                                                              (1,190,937)
Common stock subscriptions
  received                                7,522,830                                                                      7,522,830
Common stock issued            832,663   (8,326,630)                     8,326     8,318,304
Payment to dissenting
  shareholder                                                                        (10,000)                              (10,000)
Expenses of current stock
  offering                                                 (371,146)                                                      (371,146)
                              -------    ----------       ------------  --------  ----------     ----------    --------    --------

Balance, December 31, 2002   1,605,249   $       -      $  (588,335) $  16,052   $15,831,921  $(2,788,358)   $    (500)$12,470,780
                             =========    ========        ==========  ========    ==========   ==========       ======  ==========


  The accompanying notes are an integral part of these financial statements.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                      2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $(1,196,653)  $(1,398,474)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                  214,253       153,859
      Provision for loan losses                      227,200       197,000
      Loss on disposition of property and
         equipment                                    10,399
      Accretion income                                (3,662)      (44,496)
      Net change in:
         Other assets                                 11,558      (208,395)
         Accrued interest payable                      4,991        59,046
         Accrued expenses and other liabilities       47,373       263,444
                                                  ----------    ----------

   Net Cash Used in Operating Activities            (684,541)     (978,016)
                                                  ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                         (21,720,185)   (12,401,760)
   Purchase of securities held-to-maturity        (3,400,000)  (20,141,661)
   Purchase of securities available-for-sale                    (1,499,063)
   Purchase of Federal Reserve Bank stock           (156,000)
   Proceeds from maturities of securities
      held-to-maturity                             8,402,962    18,850,000
   Purchase of Main Street Mortgage and
      Investment Corporation                                      (231,176)
   Proceeds from sale of property                     30,000
   Payments for the purchase of property            (394,869)   (1,177,784)
                                                  ----------    ----------

   Net Cash Used in Investing Activities         (17,238,092)  (16,601,444)
                                                  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Federal funds purchased                         1,250,439
   Proceeds from common stock subscriptions        7,522,830     1,720,135
   Payment to dissenting shareholder                 (10,000)
   Curtailment of note payable                      (115,588)
   Net change in:
      Demand deposits                              5,841,300     4,305,818
      Savings deposits                             1,621,394     1,259,265
      Time deposits                                7,663,403    11,041,680
   Costs associated with stock offering             (310,667)     (205,318)
   Proceeds from the sale of common stock                            1,000
                                                  ----------    ----------

   Net Cash Provided by Financing Activities      23,463,111    18,122,580
                                                  ----------    ----------

   Net increase in cash and cash equivalents       5,540,478       543,120

Cash and Cash Equivalents, Beginning of Year       1,426,995       883,875
                                                  ----------    ----------

Cash and Cash Equivalents, End of Year           $ 6,967,473   $ 1,426,995
                                                  ==========    ==========



  The accompanying notes are an integral part of these financial statements.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1   REORGANIZATION:

         TransCommunity Bankshares Incorporated ("TransCommunity") was organized in March, 2001. Effective August 15, 2001,
         TransCommunity became a bank holding company for Bank of Powhatan, N.A. ("the Bank"), pursuant to a plan of reorganization
         ("Plan" or "Reorganization") whereby the shareholders of the Bank exchanged their common stock for common stock of TransCommunity, and the Bank became a wholly owned subsidiary of TransCommunity. The Reorganization was accounted for on a pooling of interest basis. On January 1, 2001, the Bank purchased Main Street Mortgage and Investment Corporation ("Main Street") which became a wholly owned subsidiary of the Bank. The accompanying financial statements reflect the transactions of the Bank and Main Street for the years 2002 and 2001, and of TransCommunity since its inception on March 16, 2001.

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
                                           ========    ========


NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of Operations - TransCommunity is a bank holding company whose principal activity is the formation, ownership and operation of independently managed community banks.
         TransCommunity's subsidiary, the Bank of Powhatan, N.A. was organized and incorporated as a national banking association on October 14, 1999. Bank of Powhatan, N.A. commenced operations on March 20, 2000. TransCommunity's newest subsidiary, Bank of Goochland, N.A. was organized and incorporated during 2002, and commenced operations on November 25, 2002. As nationally chartered banks, TransCommunity's subsidiary Banks are subject to regulation by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. The Banks provide general banking services to individuals, small and medium-size businesses and the professional communities of Powhatan, Amelia, and Goochland Counties and surrounding areas. Main Street Mortgage and Investment Corporation ("Main Street"), a wholly owned subsidiary of the Bank of Powhatan, N.A., originates commercial and residential real estate loans for investors.

         Consolidation Policy - The consolidated financial statements include TransCommunity, Bank of Powhatan, N.A., Bank of Goochland, N.A. and Main Street. All significant intercompany balances and transactions have been eliminated.

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

         Investment Securities - Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the effective interest method over the period to maturity. Securities not intended to be held to maturity are classified as available for sale and carried at fair value.

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


         The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. The allowance for loan losses is evaluated on a regular basis by management. It is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, since it requires estimates that are susceptible to significant revision as more information becomes available.


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

         Cash and Cash Equivalents - Cash and cash equivalents as used in the cash flow statements include cash and due from banks and federal funds sold.


NOTE 3   DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

         TransCommunity had cash on deposit and federal funds sold to other commercial banks amounting to $6,669,997 and $1,222,055 at December 31, 2002 and 2001, respectively. Deposit amounts at other commercial banks may, at times, exceed federally insured limits.


NOTE 4   INVESTMENTS SECURITIES:

         The amortized cost and estimated fair value of securities are as follows:

                                              Gross       Gross
                                 Amortized Unrealized  Unrealized   Fair
                                   Cost       Gains     Losses      Value
         Securities Available for Sale
         December 31, 2002

         U.S. Agency discount
            note                $ 400,000   $        $   (500) $  399,500
                                 ========    ======   =======   =========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4   INVESTMENTS SECURITIES (CONTINUED):

         Securities Held to Maturity
         December 31, 2002
                                              Gross     Gross
                                 Amortized UnrealizedUnrealized    Fair
                                   Cost       Gains    Losses      Value
         U.S. Agency discount
            notes               $3,398,980  $    83  $    (66) $3,398,997
         U.S. Agency notes         400,000                        400,000
                                 --------   -------   -------   ---------

         Total Securities Held
            to Maturity         $3,798,980  $    83  $    (66) $3,798,997
                                 =========   ======   =======   =========

                                              Gross     Gross
                                 Amortized UnrealizedUnrealized    Fair
                                   Cost       Gains    Losses      Value
         Securities Available
         for Sale
         December 31, 2001

         U.S. Agency note       $1,499,063  $        $ (6,216) $1,492,847
                                 =========   ======   =======   =========

         Securities Held to Maturity
         December 31, 2001
                                              Gross     Gross
                                 Amortized UnrealizedUnrealized    Fair
                                   Cost       Gains    Losses      Value
         U.S. Agency discount
            notes               $2,499,842  $        $   (466) $2,499,376
         U.S. Agency notes       5,199,375   15,680   (20,735)  5,194,320
                                 ---------  -------   -------   ---------

         Total Securities Held
            to Maturity         $7,699,217  $15,680  $(21,201) $7,693,696
                                 =========   ======   =======   =========

         The amortized cost and fair value of investment securities at December 31, 2002, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Weighted
                                            Amortized    Fair      Average
                                              Cost       Value    Yield
                                             ------      -----    --------
         Securities Available for Sale
         -----------------------------
         Due after five years
            through ten years             $  400,000  $  399,500    2.43%
                                           =========   ==========   ====

         Securities Held to Maturity
         Due within one year              $3,398,980  $3,398,997    1.26%
         Due after one year through
            five years                       400,000     400,000    3.50%
                                           ---------   ----------   ----

            Total                         $3,798,980  $3,798,997    4.34%
                                            =========   =========  =====

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4   INVESTMENTS SECURITIES (CONTINUED):

         The carrying amount (which approximates fair value) of securities pledged by the Banks to secure deposits and for other purposes amounted to $599,298 at December 31, 2002.


         There were no holdings totaling more than 10% of stockholders' equity with any issuer as of December 31, 2002 and 2001.

         As nationally chartered banks, TransCommunity's subsidiary Banks are required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $357,300 and $201,300 as of December 31, 2002 and 2001.


NOTE 5   LOANS:

         Loans receivable outstanding at December 31, are summarized as follows:

                                                       2002        2001

         Commercial, financial and agricultural   $15,653,940  $  8,446,755
         Real estate - construction                 6,379,000     1,207,000
         Real estate - mortgage                     8,320,000     2,865,000
         Installment loans to individuals           6,375,000     2,878,000
                                                   ----------   -----------

            Total Loans                            37,116,940    15,396,755
            Allowance for loan losses                (462,200)     (235,000)
                                                   ----------   -----------

            Net Loans Receivable                  $36,654,740  $ 15,161,755
                                                   ==========   ===========


NOTE 6   ALLOWANCE FOR LOAN LOSSES:

         A summary of the changes in the allowance for the loan losses is shown in the following schedule:

                                                       2002        2001

         Balance, beginning of year                $  235,000  $   38,000
         Provision charged to operating expenses      227,200     197,000
                                                    ---------   ---------

         Balance, End of Year                      $  462,200  $  235,000
                                                    =========   =========

         Percentage of Loans                           1.26%       1.53%

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 7   PREMISES AND EQUIPMENT:

         Premises and equipment at December 31, are summarized as follows:

                                                       2002        2001

         Land and land improvements                $  626,236  $  363,919
         Buildings                                    843,975     840,281
         Furniture and equipment                    1,077,850     849,159
         Construction in progress                     101,777      48,848
                                                    ---------   ---------

                                                    2,649,838   2,102,207
            Less accumulated depreciation            (403,596)   (194,182)
                                                    ---------   ---------

            Premises and Equipment                 $2,246,242  $1,908,025
                                                    =========   =========

         The depreciation expense on premises and equipment for 2002 and 2001 was $214,253 and $153,859, respectively.


NOTE 8   DEPOSITS:

         The aggregate amount of time deposits with a minimum denomination of $100,000 was $8,471,502 and $3,712,940 at December 31, 2002 and
         December 2001, respectively.

         At December 31, the scheduled maturities of certificates of deposit are as follows:

                                                      2002        2001

         Less than three months                   $6,614,492   $ 4,663,331
         Over three months through six months      4,127,631     2,095,237
         Over six months through twelve months     5,234,023     3,028,606
         Over twelve months                        5,241,684     3,767,253
                                                   ---------    ----------

            Total                                $21,217,830   $13,554,427
                                                   ==========   ==========


NOTE 9   NOTES PAYABLE:

         During 2002, TransCommunity purchased property in the Town of Louisa, Virginia as a site for the Bank of Louisa, N.A. (In Organization). This property was purchased from a Trust for a price of $200,000. The Trustee of the Trust is a member of the Board of Directors of the Bank of Louisa, N.A. (In Organization). In connection with this purchase, the TransCommunity Board of Directors received two independent appraisals of the property, and is of the opinion that the terms of the purchase agreement are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this purchase, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 10  CAPITAL STOCK:

         Effective March 30, 2000, Bank of Powhatan, N.A. issued 670,836 shares of common stock. In 2001, an additional 100 shares were sold to an officer of the bank resulting in 670,936 shares outstanding. Effective August 15, 2001, Bank of Powhatan, N.A.'s common stock (except for 1,000 shares held by a dissenting shareholder) was exchanged for 669,936 shares of TransCommunity common stock on a one for one basis. During the first quarter of 2002, TransCommunity acquired the 1,000 shares of Bank of Powhatan common stock held by the dissenting shareholder for $10,000.

         Over the period 2000 - 2001, the organizing directors of TransCommunity, Bank of Goochland, N.A. and Bank of Louisa, N.A. (in organization) subscribed to 102,650 shares of common stock at $10.00 per share. $110,165 of the subscription proceeds of $1,026,500 was used to pay organizational expenses incurred prior to the incorporation of TransCommunity.

         In September, 2001, TransCommunity began offering 1,500,000 shares of common stock to the public for sale at $10.00 per share. During 2002, pursuant to this offering, TransCommunity issued 832,663 shares of stock for $10 per share. TransCommunity has incurred total costs relating to raising capital in the amount of $588,335. Of these costs, $371,146 was incurred during 2002. These transactions resulted in 1,605,249 shares being issued and outstanding as of December 31, 2002.


NOTE 11  DIVIDEND LIMITATIONS ON SUBSIDIARY BANKS:

         The principal source of funds of TransCommunity will be dividends paid by its subsidiary Banks. Dividends paid by the Banks are limited by banking regulations and retained earnings. Approval of the Comptroller of the Currency is required if the dividends declared by a national bank, in any year, exceed the sum of (1) net income for the current year and (2) income net of dividends for the preceding two years. As of December 31, 2002, the Banks had an accumulated deficit of $889,835 and therefore no amount was available for dividends.


NOTE 12  INCOME TAXES:

         The components of income tax expense (benefit) are as follows:

                                                         December 31,
                                                       2002        2001

         Current benefit                           $       --  $  (18,612)
         Deferred expense                                  --      18,612
                                                    ---------   ---------

            Net Federal Income Tax Expense         $       --  $       --
                                                    =========   =========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 12  INCOME TAXES (CONTINUED):



         The deferred tax effects of temporary differences are as follows:

                                                         December 31,
                                                       2002        2001

         Provision for loan losses                 $  (65,616) $  (57,715)
         Organization and start-up costs
            capitalized                                          (118,204)
         Amortization of organization and
            start-up costs                             53,624      22,439
         Goodwill                                       7,274          --
         Depreciation                                  45,833      23,275
         Accrual to cash adjustment                                (9,319)
         Charitable contribution carryover               (719)     (2,231)
         Net operating loss carryforward             (427,411)   (285,748)
                                                    ---------   ---------

                                                     (387,015)   (427,503)
                                                    ---------   ---------

         Increase in valuation allowance              387,015     446,115
                                                    ---------   ---------
         Deferred Income Tax Expense               $       --  $   18,612
                                                    =========   =========


         At December 31, 2002 and 2001, TransCommunity generated net operating losses of $1,257,091 and $840,435, respectively, which may be carried forward for twenty years. At this time there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future against which deductible temporary differences can be utilized. The deferred tax benefit recognized, at December 31, 2001, was limited to $18,612, the amount recoverable from net operating losses incurred after December 31, 2000. The deferred tax benefit recognized, at December 31, 2002 and 2001, is fully offset by a valuation allowance.

         The components of the net deferred tax asset at December 31 are as follows:

                                                      2002        2001

         Deferred tax assets:
            Allowance for loan losses              $  133,087  $   67,471
            Organization and start-up costs           143,135     196,759
            Charitable contribution carryover           3,464       2,745
            Net operating loss carryforward           713,159     285,748
                                                    ---------   ---------

            Total Deferred Tax Asset                  992,845     552,723
            Less:  Valuation allowance               (911,793)   (524,778)
                                                    ----------  ---------

                                                       81,052      27,945

         Deferred tax liabilities:
            Goodwill                                    7,274          --
            Depreciation                               73,778      27,945
                                                   ----------  ----------

                                                       81,052      27,945

            Net Deferred Tax Asset                 $       --  $       --
                                                    =========   =========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 12  INCOME TAXES (CONTINUED):



         The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                                       2002        2001

         Income tax benefit at the applicable
            federal rate                           $  406,862  $  475,481
         Increase in valuation allowance for
            deferred taxes                           (387,015)   (446,509)
         Nondeductible expenses                       (15,285)    (28,077)
         Other                                         (4,562)       (895)
                                                    ---------   ---------

            Income Tax Expense                     $       --  $       --
                                                    =========   =========


NOTE 13  RELATED PARTY TRANSACTIONS:

         During 2002, officers, directors (and companies controlled by them) were customers of and had transactions with TransCommunity's subsidiary Banks in the normal course of business. These loan and deposit transactions were made on substantially the same terms as those prevailing for other customers and did not involve an abnormal risk.


         Mr. Wiley, TransCommunity's Chairman and Chief Executive Officer, is also majority shareholder of DPO Holdings, Inc. ("DPO"), a privately held consulting and management corporation. DPO has provided certain consulting services to TransCommunity's organizers and TransCommunity since its inception.



         On June 2, 2001, TransCommunity entered into an agreement with DPO to provide the following consulting services: assistance with the applications for the proposed new banks, accounting services, coordination of all administrative aspects of the securities offering, and assistance with the development of a strategic business plan, web sites, internet banking, and non-banking products and services to be offered by TransCommunity and its affiliates. Payments of $60,000 and $75,000 were paid during 2002 and 2001, respectively, under the contract. The agreement with DPO expired June 30, 2002, and has not been renewed.

         In addition, $45,000 was paid to DPO by the organizing directors prior to incorporation of TransCommunity and $20,000 was paid for the period from March 16, 2001 through May 31, 2001.


NOTE 14  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

         In the normal course of business, TransCommunity's subsidiary Banks have outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making such commitments as they do for instruments that are included in the balance sheet.

         Financial instruments whose contract amount represents credit risk were as follows:


                                                        December 31,
                                                      2002        2001

         Commitments to extend credit             $11,097,476  $  5,616,259
         Standby letters of credit                      7,000        23,163

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 14  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK
         (CONTINUED):

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks' policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.


NOTE 15  CONCENTRATION OF CREDIT RISK:

         Most of the Banks' loans are made to customers in the Banks' trade areas. Accordingly, the ultimate collectibility of the Banks' loan portfolio is susceptible to changes in local economic conditions. The types of loans made by the Banks are described in Note 5. Collateral required by the Banks is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower.


NOTE 16  STATEMENTS OF CASH FLOWS:

                                                        December 31,
                                                      2002        2001

         Supplemental disclosure of cash paid
          during the year for:
           Interest                                $  752,026  $  544,229
           Federal income taxes (received)                        (36,291)
            Non-cash financing and investing

               transactions:

           Transfer of 669,936 shares of
               TransCommunity Bankshares common
               stock for 669,936 shares of
               Bank of Powhatan, N.A. common stock              1,670,641
           Note payable issued as part of the
            purchase of
            Main Street Mortgage and Investment
               Corporation                                        115,588
           Note payable issued as part of the
               purchase of
               land for the Bank of Louisa, N.A.
               (I.O.)                                 198,000
           Accounts payable for costs associated
               with stock
               offering                                72,350      11,871

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 17  PURCHASE OF SUBSIDIARY:

         Other assets contain $320,917 of goodwill attributable to the purchase of Main Street Mortgage and Investment Corporation by the Bank of Powhatan, N.A. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The new accounting standard requires that goodwill not be amortized; however, it is tested for impairment and adjusted to fair value using one of several valuation methods. The goodwill, related to the above purchase, was tested for impairment during the fourth quarter of 2002 after TransCommunity had completed its annual forecast and budget. The fair value of Main Street exceeded its carrying value at its subsidiary level. The fair value was based on earnings forecast for the next year using the present value of future expected cash flows.


NOTE 18  STOCK OPTION PLAN:

         A stock option plan was adopted by the Board of Directors of the Bank of Powhatan, N.A. on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan, N.A. became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. Under the Plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director. The Plan provides that options for up to 67,000 shares of TransCommunity common stock may be issued. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Unless the Stock Option Committee determines otherwise, one-third of an award becomes vested and exercisable on each of the first three anniversaries of the award date. Each award becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity's capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity's primary regulator so directs. The Plan will expire on May 7, 2011, unless sooner terminated by the Board of Directors. On May 16, 2001, options to acquire 45,575 shares were awarded under the Plan; these options have an exercise price of $10 per share and a term of ten years.

         The fair value of each option granted was $3.81 using the "Minimum Value" method with the following assumptions: risk free interest rate 4.92%, expected life - 10 years, expected volatility - zero and expected dividends of zero.

         TransCommunity applies APB Opinion 25 and related interpretations in accounting for the stock option plan. Accordingly, no compensation costs have been recognized. Had compensation cost for TransCommunity's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by FASB Statement No. 123, the net loss would have been adjusted to the proforma amounts indicated below:

                                                        December 31,
                                                      2002        2001

         Net loss as reported                     $(1,196,653) $ (1,398,474)
         Cost of options granted                      (57,880)      (36,175)
                                                  ------------ -------------

         Proforma Net Loss                        $(1,254,533) $ (1,434,649)
                                                  ============ =============

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



   NOTE 19  REGULATORY MATTERS:



         Both TransCommunity and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. If TransCommunity, or its subsidiary Banks, fail to meet minimum capital requirements, its primary regulators can initiate certain mandatory and possible additional discretionary actions. If such actions are undertaken, they could have a direct material effect on TransCommunity's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TransCommunity's subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

         Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Under that limitation, no dividends may be paid while there is an accumulated deficit.


         Quantitative measures are established by bank regulations to ensure capital adequacy. The Banks are required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2002, the Banks' capital significantly exceeded the amount required for well-capitalized de novo banks.

         The actual and required capital amounts and ratios for the years ended December 31, 2002 and 2001 for TransCommunity on a consolidated basis are as follows (dollars in thousands):
                                                                    Minimum
                                                                 To Be Well
                                                 Minimum      Capitalized Under
                                                 Capital      Prompt Corrective
                             Actual           Requirement      Action Provisions
                         Amount   Ratio     Amount    Ratio    Amount   Ratio

         December 31, 2002
         Total Capital
           to Risk
            Weighted
            Assets     $13,413    47%     $  2,265     8%     $ 2,831    10%

         Tier 1 Capital
            to
            Risk Weighted
            Assets      13,060    46%        1,133     4%       1,699     6%

         Tier 1 Capital
            to
            Average
            Assets      13,060    30%        1,717     4%       2,146     5%

         December 31, 2001

         Total Capital
            to Risk
            Weighted
            Assets     $ 6,164    34%     $  1,437     8%     $ 1,797    10%

         Tier 1 Capital
            to
            Risk Weighted
            Assets       5,940    33%          719     4%       1,078     6%

         Tier 1 Capital
            to
            Average
            Assets       5,940    28%          860     4%       1,074     5%

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



   NOTE 19  REGULATORY MATTERS (CONTINUED):



            As of November 4, 2002, the most recent date of notification, the Office of the Comptroller of the Currency categorized Bank of Powhatan, N.A. as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since this date that management believes have changed Bank of Powhatan's category. As a newly chartered institution, no evaluation has been made of Bank of Goochland, N.A.



   NOTE 20  EMPLOYMENT AGREEMENTS:

            Effective June 27, 2001, TransCommunity and Mr. Wiley entered into an employment contract under which Mr. Wiley will serve as Chairman of the Board of Directors and Chief Executive Officer of TransCommunity, with the responsibility for performing such services and duties as TransCommunity's Board of Directors may designate, for an annual base salary of $140,000, subject to increase at the discretion of the Board. In addition, the contract provided for performance bonuses in 2001 and 2002 based on meeting specified performance goals. Mr. Wiley received bonuses of $25,000 for 2001 and 2002 under this provision. Other benefits include term life insurance and health and disability insurance coverage.

            The contract is for a term of three years. Mr. Wiley serves at the pleasure of TransCommunity's Board of Directors. If, during the term of the contract, Mr. Wiley's employment is terminated without cause, Mr. Wiley will be entitled to a severance payment equal to his annual salary at that time. The contract also contains non-competition covenants for a period of one year following termination of Mr. Wiley's employment.

            Mr. Wiley's contract provides that he will be granted options to purchase 30,000 shares of TransCommunity common stock, subject to adjustment in certain circumstances, at an exercise price of not less than the fair market value at the date of grant. The options vest in three equal annual installments as of December 31, 2001, 2002 and 2003.

            Effective June 27, 2001, TransCommunity and Mr. Nolte also entered into an employment agreement to serve as President and Chief Operating Officer of TransCommunity. The terms of Mr. Nolte's contract are similar to Mr. Wiley's contract, except that Mr. Nolte's annual base salary is $124,000, subject to increase at the discretion of the Board. Mr. Nolte's contract also provided for performance bonuses in 2001 and 2002 based upon meeting specified performance goals. Mr. Nolte received bonuses of $12,500 for 2001 and 2002 under this provision. Mr. Nolte's contract provides that he will receive options for the purchase of 21,000 shares of common stock, subject to adjustment in certain circumstances, vesting on the same terms as apply to Mr. Wiley.

            Effective January 1, 2001, MSM Acquisition Co. (now Main Street) and Mr. Mayhew entered into an employment contract under which Mr. Mayhew will serve as President and Chief Executive Officer of Main Street, with responsibility for performing such services and duties as Main Street's Board of Directors or the Chairman of the Bank of Powhatan may designate, for an annual base salary of $120,000. In addition, the contract provides for a potential bonus in each of the first seven years of the contract based on meeting specific performance goals. Mr. Mayhew did not receive a bonus for 2001 or 2002 under this provision. Other benefits include health and disability insurance and other benefits offered to executive employees of TransCommunity, Bank of Powhatan or Main Street.

            The contract is for a term of five years, with an automatic annual renewal thereafter unless notice of termination is provided 60 days before the end of a term. Mr. Mayhew serves at the pleasure of Main Street. If, during the term of the contract, Mr. Mayhew's employment is terminated without cause, Mr. Mayhew will be entitled to a severance payment of $60,000. The contract also contains non-competition covenants for the term of the contract and until December 31, 2005.

            Effective February 1, 2003, TransCommunity and Mr. Crowder entered into an employment agreement under which Mr. Crowder will serve as the Chief Financial Officer of TransCommunity, with the responsibility for performing such services and duties as TransCommunity's Chief Executive Officer may designate, for an annual base salary of $115,000, subject to increase at the discretion of the Board. In addition, the contract provided for a signing bonus of $5,000 and a performance bonus if TransCommunity and Mr. Crowder agree to one in writing. Other benefits include term life insurance and health and disability insurance coverage.

            The contract is for a term of three years. Mr. Crowder serves at the pleasure of TransCommunity's Board of Directors. If, during the term of the contract, Mr. Crowder's employment is terminated without cause, Mr. Crowder will be entitled to a severance payment equal to his annual salary at that time. If, during the term of the contract, Mr. Crowder's employment is terminated within one year of a change in control of TransCommunity, Mr. Crowder will be entitled to severance pay equal to three times his annual salary in effect at that time. The contract also contains non-competition covenants for a period of six months following termination of Mr. Crowder's employment.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



   NOTE 21  FAIR VALUE OF FINANCIAL INSTRUMENTS:



            Statement of Financial Accounting Standards No. 107 (SFAS 107) "Disclosures About the Fair Value of Financial Statements" defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Banks' financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.


            Estimated fair value and the carrying value of financial instruments at December 31, 2002 are as follows (in thousands):

                                     December 31, 2002   December 31, 2001
                                   EstimatedCarrying     Estimated  Carrying
                                   Fair Value  Value     Fair Value  Value
            Financial Assets

            Cash and due from bank $ 3,447   $3,447     $   942   $     942
            Federal funds sold       3,520    3,520         485         485
            Investment securities    4,198    4,198       9,187       9,192
            Federal Reserve Bank
               stock                   357      357         201         201
            Loans                   37,455   37,117      15,885      15,397
            Accrued interest
               receivable              165      165         150         150

            Financial Liabilities

            Demand Deposits:
               Non-interest bearing  5,531    5,531       4,138       4,138
               Interest-bearing      6,804    6,804       2,355       2,355
            Savings deposits         3,160    3,160       1,539       1,539
            Time deposits           22,394   21,218      13,880      13,554
            Federal funds purchased  1,250    1,250
            Notes payable              199      198         116         116
            Accrued interest payable    77       77          72          72

            The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, Federal Reserve Bank stock, deposits with no stated maturities, and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2002.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 22  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

         In the normal course of business, the Banks have outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Banks use the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheet.

         Financial instruments whose contract amount represents credit risk were as follows (dollars in thousands):

                                                           December 31,
                                                         2002        2001

         Commitments to extend credit                 $ 11,019    $  5,616
         Standby letters of credit                          79

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks' policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

         The Banks have not been required to perform on any financial guarantees during the past two years. The Banks have not incurred any losses on its commitments in either 2002 and 2001.


NOTE 23  COMMITMENTS AND CONTINGENT LIABILITIES:

         Each TransCommunity subsidiary bank has entered into an agreement with FiServ Solutions, Inc. to provide data processing services. Each agreement is for an initial period of sixty months. Unless written notice of non-renewal is provided by either party at least 180 days before expiration of any term, each agreement shall automatically renew for a period of five years. The current consolidated monthly expense associated with these agreements is approximately $26,000 and is based on the level of accounts.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 23  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

         On August 15, 2002, TransCommunity entered into an agreement with an unrelated third-party to lease a building located at 2958 River Road West in Goochland County, and containing approximately 1200 square feet, as a temporary main office site for Bank of Goochland, N.A. Following the opening of Bank of Goochland's permanent main office site described below, Bank of Goochland intends to maintain the Goochland Courthouse location as a branch office. The term of this lease is five years, and the amount of the base monthly rent is $1500 per month. The lease agreement contemplates that the lessor will make certain improvements to the exterior of the leased premises, with the costs to be borne by the lessee and amortized over the remaining life of the lease without interest. Effective November 25, 2002, this lease agreement was assigned by TransCommunity to Bank of Goochland, N.A. upon receipt by that Bank of its national banking charter.

         Effective September 25, 2002, TransCommunity entered into an agreement with an unrelated third-party to purchase for $850,000 approximately two acres, located at the intersection of U.S. Route 250 and State Route 621 in the Centerville area of Goochland County as a permanent main office location for Bank of Goochland, N.A. It is anticipated that this purchase will close during the first quarter of 2003. The purchase contract provides that the seller will provide approximately $125,000 of site improvements to the property prior to the construction of Bank of Goochland's main office.


NOTE 24  BUSINESS SEGMENTS:

         TransCommunity's business segments include Bank of Powhatan, N.A. and Bank of Goochland, N.A., which operate as commercial banks, and Main Street, which originates mortgage loans for investors.


                             Year Ended December 31, 2002
                                     In Thousands
                                        Main    Trans-      Elimi-
                               Banks   Street Community 1  nations  Consolidated

         Net interest
            income 1       $  1,562   $  (22)  $      8   $         $    1,548
         Provision for loan
            losses             (227)                                      (227)
         Noninterest income 1   152    1,354                             1,506
         Noninterest expense (1,611)  (1,354)    (1,059)                (4,024)
         Loss from subsidiary   (22)               (146)       168
                               -------   -------   ------    ------   -------

         Net Loss          $   (146)  $  (22)   $(1,197)   $   168    $ (1,197)
                               =======   =======   ======    ======   =======

         Total Assets      $ 49,904   $  893    $12,827   $(12,501)   $ 51,123
                            =======   =======   ======     =======  ========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 24  BUSINESS SEGMENTS (CONTINUED):


                             Year Ended December 31, 2001
                                     In Thousands
                                         Main    Trans-     Elimi-
                               Banks   Street Community 1  nations  Consolidated

         Net interest
           income 1           $  791    $  (17)  $         $         $      774
         Provision for loan
            losses              (197)                                      (197)
         Noninterest income 1     66       929                              995
         Noninterest expense  (1,140)     (983)     (847)                (2,970)
         Loss from subsidiary    (71)               (230)       301
                               ------     ------  -------    ------   --------

         Net Loss           $   (551) $    (71)  $(1,077)   $   301    $ (1,398)
                                 =======   =======   ======    ======   =======

         Total Assets       $ 28,331  $    427   $ 6,730    $(6,888)   $ 28,600
                               =======   =======   ======    ======   =======

         1 All revenue is received from external customers except for interest paid by Main Street to Bank of Powhatan, N.A.


NOTE 25  OTHER OPERATING EXPENSES:

         Other operating expenses include the following:

                                                       2002        2001

         Advertising and public relations          $   67,881  $   97,349
         Amortization of computer software             13,748       3,934
         Charitable contributions                       2,788       6,561
         Consulting fees                              119,981     254,171
         Data processing fees                         172,804      73,155
         Directors' and officers' liability
            insurance                                  17,891       7,432
         Filing and registration fees                  52,807      37,970
         Legal and accounting fees                    197,080     232,629
         Miscellaneous                                 37,848      13,796
         OCC and FDIC assessment                       23,812      12,275
         Other insurance                               47,649      10,818
         Postage and freight                           62,724      31,174
         Stationery and supplies                      104,923      56,310
         Stock certificates and shareholder
            communications                             24,227      25,872
         Subscriptions and membership dues             16,851      15,985
         Telephone                                     62,788      35,174
         Training and personnel development             9,332      12,272
         Travel, meals and entertainment               57,910      20,448
         Other                                        127,102     104,230
                                                    ---------   ---------

                                                   $1,220,146  $1,051,555
                                                    =========   =========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



   NOTE 26  PARENT CORPORATION ONLY FINANCIAL STATEMENTS:



                                 BALANCE SHEETS

                           DECEMBER 31, 2002 AND 2001


                                                       2002         2001
ASSETS

  Cash                                            $1,524,164     $  719,369
  Property and equipment                             364,118        142,242
  Investment in subsidiaries                      10,924,673      5,864,600
  Other assets                                        14,107          3,825
                                                  ----------      ---------

  Total Assets                                    $12,827,062    $6,730,036
                                                   ==========     =========


LIABILITIES

  Accounts payable                                $  151,829     $  173,416
  Accrued expenses                                     6,453         11,064
  Notes payable                                      198,000
  Due to subsidiary bank                                             25,523
                                                  ----------      ---------

  Total Liabilities                                  356,282        210,003
                                                  ----------      ---------

STOCKHOLDERS' EQUITY

  Common stock subscriptions                                        803,800
  Preliminary cost of stock offering                (588,335)      (217,189)
  Common stock $.01 par value (5,000,000
    shares authorized
    1,605,249 and 772,586 shares issued and
    outstanding for 2002
    and 2001, respectively)                           16,052          7,726
  Paid-in-surplus                                 15,831,921      7,523,617
  Accumulated deficit                             (2,788,358)    (1,591,705)
  Accumulated other comprehensive loss                  (500)        (6,216)
                                                  ----------      ---------

    Total Stockholders' Equity                    12,470,780      6,520,033
                                                  ----------      ---------

    Total Liabilities and Stockholders' Equity    $12,827,062    $6,730,036
                                                   ==========     =========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 26  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       2002         2001

Income
  Interest income                               $     14,519   $
  Loss from subsidiaries                            (145,643)      (229,950)
                                                -------------  -------------

                                                    (131,124)      (229,950)

Expenses
  Salaries and employee benefits                     545,934        302,498
  Consulting fees                                     93,607        254,171
  Legal and accounting fees                          111,177        143,059
  Filing and registration fees                         8,266         37,970
  Equipment expenses                                  52,744         21,996
  Rent                                                39,942         13,060
  Advertising and public relations                     5,363         11,175
  Other operating expenses                           208,496         63,583
                                                ------------    -----------

  Total Expenses                                   1,065,529        847,512
                                                ------------    -----------

  Net Loss                                      $ (1,196,653)  $ (1,077,462)
                                                 ===========    ===========



                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):


                                                               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                              FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                                      Expenses                                           Accumulated
                                      Common        of Current                                              Other          Total
                                       Stock          Stock          Common                   Accumulated Comprehensive Stockholders
                                   Subscriptions   Stock Offering     Stock   Paid in Surplus    Deficit     Loss        Equity
                                   --------------   -------------    -----   ----------------  ----------  ----------   ----------


BALANCE, MARCH 15, 2001            $  -            $  -           $  -          $      -    $      -     $     -      $          -
Common shares subscribed by
   organizing directors and
   officers                         1,026,500                                                                            1,026,500
Expenses incurred by organizers
   prior to incorporation            (110,165)                                                                            (110,165)
Common shares issued to organizing
   directors and officers            (916,335)                         1,027       915,308
Exchange of TransCommunity common
   stock for Bank of Powhatan N.A.
   common stock                                                        6,699     6,608,309     (514,243)                 6,100,765
Comprehensive loss
Net Loss                                                                        (1,077,462)                             (1,077,462)
Unrealized loss on securities
   available for sale                                                                                           (6,216)     (6,216)
                                                                                                                         -----------

   Total comprehensive loss                                                                                             (1,083,678)
Expenses of current stock offering                      (217,189)                                                         (217,189)
Common stock subscribed               803,800                                                                              803,800
                                   -----------          --------      --------   ---------     ---------      ----------  ---------

BALANCE, DECEMBER 31, 2001         $  803,800        $  (217,189)  $   7,726    $7,523,617  $(1,591,705)      $ (6,216) $6,520,033
                                    ========           ========      ========     =========  ========          =======   =========
Comprehensive loss
Net Loss                                                                                     (1,196,653)                (1,196,653)
Unrealized gain on securities
   available for sale                                                                                            5,716       5,716
                                                                                                                          ---------

   Total comprehensive loss                                                                                             (1,190,937)
Common stock subscriptions
   received                         7,522,830                                                                            7,522,830
Common stock issued                (8,326,630)                         8,326     8,318,304                                       -
Payment to dissenting shareholder                                                  (10,000)                                (10,000)
Expenses of current stock offering                      (371,146)                                                         (371,146)
                                    --------            ---------   --------     --------     ----------      ---------   ---------

BALANCE, DECEMBER 31, 2002         $ -                 $(588,335)  $  16,052   $15,831,921 $ (2,788,358)      $   (500)$12,470,780
                                    ========            ========    ========     ==========  =========           ======  =========



                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   NOTE 26  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):



                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                       2002         2001
Operating Activities:
  Net Loss                                      $ (1,196,653)    $ (1,077,462)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                    16,734            2,760
      Loss of subsidiary banks                       145,643          229,950
      Net change in:
         Other assets                                (10,282)          (3,824)
         Accounts payable                            (21,587)         154,370
         Accrued expenses and other liabilities      (90,612)          36,587
                                                -------------     -----------

  Net Cash Used in Operating Activities           (1,156,757)        (657,619)
                                                ------------      -----------

Investing Activities:
  Investment in subsidiaries                      (5,200,000)
  Payments for the purchase of property              (40,611)        (137,829)
                                                ------------      -----------

  Net Cash Used in Investing Activities           (5,240,611)        (137,829)
                                                ------------      -----------

Financing Activities:
  Proceeds from common stock subscriptions         7,522,830        1,720,135
  Payment to dissenting shareholder                  (10,000)
  Expenses of current stock offering                (310,667)        (205,318)
                                                ------------      -----------

  Net Cash Provided by Financing Activities        7,202,163        1,514,817
                                                ------------      -----------

Net Increase in Cash and Cash Equivalents            804,795          719,369

Cash and Cash Equivalents, Beginning of Year         719,369                -
                                                ------------      -----------

Cash and Cash Equivalents, End of Year          $  1,524,164     $    719,369
                                                 ===========      ===========


Supplemental Information:
  Non-cash transactions:
    Transfer of 669,936 shares of TransCommunity
    Bankshares common stock for
    669,936 share of Bank of Powhatan, N.A.
    common stock                                      -             6,100,765
    Note payable issued as part of the purchase of
      land for the Bank of Louisa, N.A.(I.O.)        198,000
    Other comprehensive income for subsidiary          5,716            4,103
    Accounts payable for purchase of property         -                 7,175
    Accounts payable for stock offering               72,350           11,871