Form 10QSB
period 2003-03-31
TRANSCOMMUNITY BANKSHARES INC
filed 2003-05-14
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For Quarterly Period Ended March 31, 2003


                          Commission File No. 000-33355

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
      (Exact name of small business issuer as specified in its charter)


           Virginia                                            54-2032355
-------------------------------                          --------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)


                             9025 Forest Hill Avenue
                           Richmond, Virginia 23235
         (Address of principal executive offices, including zip code)

                                (804) 320-6000
                                --------------
               (Issuer's telephone number, including area code)



    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90
days. Yes  X    No
         ----      ----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding at April 30, 2003
--------------------------------                -----------------------------
Common Stock, par value - $0.01                        1,960,929 shares

    Transitional   Small  Business   Disclosure   Format  (check  one):
Yes      No  X
    ---    ----

                     TRANSCOMMUNITY BANKSHARES INCORPORATED


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Operations - Three Months Ended
         March 31, 2003 and 2002                                          2

         Consolidated Statements of Financial Condition -
         March 31, 2003 and December 31, 2002                             3

         Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2003 and 2002                       4

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 2003 and 2002                                    5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8

Item 3.  Controls and Procedures                                         16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               16

Item 2.  Changes in Securities and Use of Proceeds                       16

Item 6.  Exhibits and Reports on Form 8-K                                18


         SIGNATURES                                                      19
         CERTIFICATIONS                                                  20

Part I  Financial Information
Item 1. Financial Statements

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                        Three Months Ended
                                                             March 31,
                                                         2003        2002
                                                      ----------  ----------

Interest Income
   Loans, including fees                              $ 722,913   $ 369,617
   Federal funds sold                                    24,202       4,284
   Other investments                                     11,557      83,552
                                                       --------    --------

   Total Interest Income                                758,672     457,453
                                                       --------    --------

Interest Expense
   Interest on deposits                                 225,207     173,484
   Interest on other borrowed funds                       6,860         345
                                                       --------    --------

   Total Interest Expense                               232,067     173,829
                                                       --------    --------

Net Interest Income                                     526,605     283,624

Provision for Loan Losses                                82,510      60,000
                                                       --------    --------

Net Interest Income After Provision for Loan Losses     444,095     223,624
                                                       --------    --------

Noninterest Income
   Bank service charges and fees                         49,642      27,807
   Commissions and fees from loan originations          505,574     262,536
                                                       --------    --------

   Total Noninterest Income                             555,216     290,343
                                                       --------    --------

Noninterest Expense
   Salaries and employee benefits                       888,858     473,235
   Occupancy expenses                                    67,172      47,471
   Equipment expenses                                    80,447      59,983
   Other operating expenses                             390,013     294,993
                                                       --------    --------

   Total Noninterest Expense                           1,426,490    875,682
                                                       ---------   --------

Net Loss                                              $(427,179)  $(361,715)
                                                       ========    ========

   Net Loss Per Share (Basic and Diluted)             $   (0.26)  $   (0.42)
                                                       =========   ========

   Weighted Average Shares Outstanding                1,628,807     857,831


        The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      MARCH 31, 2003 AND DECEMBER 31, 2002


                                                    March 31,  December 31,
                                                      2003         2002
                                                    Unaudited     Audited
                                                   -----------   ---------
     ASSETS

Cash and due from banks                           $ 4,312,830   $ 3,447,473
Federal funds sold                                  4,417,000     3,520,000
                                                   ----------    ----------

Total Cash and Cash Equivalents                     8,729,830     6,967,473

Securities available-for-sale, at fair value        1,806,250       399,500
Securities held to maturity                         6,549,374     3,798,980
Loans net of allowance for loan losses of
   $544,710 at March 31, 2003 and $462,200
   at December 31, 2002                            42,498,927    36,654,740
Bank premises and equipment, net                    3,115,575     2,246,242
Federal Reserve Bank stock (restricted)               357,300       357,300
Other assets                                          812,547       698,670
                                                   ----------    ----------

   Total Assets                                   $63,869,803   $51,122,905
                                                   ==========    ==========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                          $ 8,466,633   $ 5,530,727
     Interest bearing                               7,272,843     6,803,531
   Savings deposits                                 3,585,605     3,160,180
   Other time deposits                             30,618,876    21,217,830
                                                   ----------    ----------

   Total Deposits                                  49,943,957    36,712,268

Federal funds purchased                                           1,250,439
Note payable                                          198,000       198,000
Accrued interest payable                               99,698        77,254
Accrued expenses and other liabilities                139,677       414,164
                                                   ----------    ----------

   Total Liabilities                               50,381,332    38,652,125
                                                   ----------    ----------

     STOCKHOLDERS' EQUITY

Expenses of stock offering                           (618,215)     (588,335)
Common stock (5,000,000 shares authorized
   $.01 par value)
     1,752,549 shares issued and outstanding           17,525
     1,605,249 shares issued and outstanding                         16,052
Paid-in-surplus                                    17,303,448    15,831,921
Accumulated deficit                                (3,215,537)   (2,788,358)
Accumulated other comprehensive gain (loss)             1,250          (500)
                                                   ----------    ----------

   Total Stockholders' Equity                      13,488,471    12,470,780
                                                   ----------    -----------

   Total Liabilities and Stockholders' Equity     $63,869,803   $51,122,905
                                                   ==========    ==========

        The accompanying notes are an integral part of this statement.


                     TRANSCOMMUNITY BANKSHARES INCORPORATED
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                 Expenses of                                 Accumulated
                         Shares of     Stock        Common       Current                                        Other
                           Common   Subscriptions    Stock        Stock     Common   Paid in    Accumulated Comprehensive
                           Stock     Receivable  Subscriptions  Offerings    Stock    Surplus      Deficit    Gain/Loss    Total

Balance,
   December 31, 2002   1,605,249   $              $             $(588,335)  $16,052 $15,831,921 $(2,788,358)  $ (500)  $12,470,780

Comprehensive loss
Net loss                                                                                           (427,179)              (427,179)
Unrealized gain on securities
   available for sale                                                                                           1,750        1,750
                                                                                                                         ---------

   Total comprehensive income                                                                                             (425,429)
Subscriptions received
   during quarter                                  1,473,000                                                             1,473,000
Common stock issued      147,300                  (1,473,000)                 1,473   1,471,527
Expenses of current stock
   offering                                                      (29,880)                                                  (29,880)
                       ---------    --------      ----------    --------    -------  ----------  ----------    ------    ---------
Balance
   March 31, 2003      1,752,549   $             $             $(618,215)   $17,525 $17,303,448 $(3,215,537)  $ 1,250  $13,488,471
                       =========   =========      ==========    ========     ======  ==========  ==========    ======   ==========

Balance,
   December 31, 2001     772,586   $             $  803,800    $(217,189)   $ 7,726 $ 7,523,617 $(1,591,705)  $(6,216) $ 6,520,033

Comprehensive loss
Net loss                                                                                           (361,715)              (361,715)
Unrealized loss on securities
   available for sale                                                                                         (18,497)     (18,497)
                                                                                                                         ---------
   Total comprehensive loss                                                                                               (380,212)
Subscriptions received
   during quarter                                  844,100                                                                 844,100
Common stock issued      171,490    (57,000)    (1,657,900)                   1,715   1,713,185
Common share retired      (1,000)                   10,000                      (10)     (9,990)
Expenses of current stock
   offering                                                    (104,162)                                                  (104,162)
                      ----------   --------    ----------      --------      ------  ----------  ----------    -------    --------
Balance
   March 31, 2002        943,076   $(57,000)   $              $(321,351)    $ 9,431 $ 9,226,812 $(1,953,420)  $(24,713) $6,879,759
                       =========    =======     =========      ========      ======  ==========  ==========   ========   =========

        The accompanying notes are an integral part of this statement.


                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                      2003           2002
                                                   ----------     ----------
Cash Activities:
   Net loss                                     $   (427,179)  $   (361,715)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                      82,510         60,000
       Accretion income                               (2,996)          (158)
       Depreciation                                   61,908         51,454
       Net change in:
         Other assets                               (113,877)       (40,449)
         Interest payable                             22,444        (12,071)
         Accrued expenses and other liabilities     (274,487)      (249,811)
                                                 -----------    -----------

   Net Cash Used in Operating Activities            (651,677)      (552,750)
                                                 -----------    -----------

Investing Activities:
   Purchase of investment securities              (7,954,567)
   Proceeds from maturities of investment
     securities                                    3,802,169      4,500,001
   Net change in loans                            (5,926,697)    (7,940,757)
   Payments for the purchase of property            (931,241)       (28,654)
                                                 -----------    -----------

   Net Cash Used in Investing Activities         (11,010,336)    (3,469,410)
                                                 -----------    -----------

Financing Activities:
   Proceeds from sale of common stock              1,473,000        844,100
   Costs associated with stock offering              (29,880)       (89,817)
   Net change in:
     Federal funds purchased                      (1,250,439)
     Demand deposits                               3,405,218      2,818,120
     Savings deposits                                425,425        484,843
     Time deposits                                 9,401,046      1,023,053
                                                 -----------    -----------

   Net Cash Provided by Financing Activities      13,424,370      5,080,299
                                                 -----------    -----------

Net Increase in Cash and Cash Equivalents          1,762,357      1,058,139

Cash and Cash Equivalents, Beginning of Period     6,967,473      1,426,995
                                                 -----------    -----------

Cash and Cash Equivalents, End of Period        $  8,729,830   $  2,485,134
                                                 ===========    ===========

Supplemental Information:
   Interest paid                                $    209,623   $    185,900
   Non-cash transactions:
     Accounts payable for costs associated
       with stock offering                                           14,345


        The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

              The consolidated financial statements of TransCommunity Bankshares Incorporated ("TransCommunity") conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003, and the results of operations for the three month periods ended March 31, 2003 and 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2002 financial statements for TransCommunity, which were included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, Bank of Powhatan, N.A., Bank of Goochland, N.A. and Main Street Mortgage and Investment Corporation ("Main Street"), a wholly owned subsidiary of Bank of Powhatan, N.A. All significant intercompany balances and transactions have been eliminated.


NOTE 2    INVESTMENT SECURITIES:

             The amortized cost, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2003 are shown in the table below. As of March 31, 2003 a U.S. Agency security of $401,250 was pledged as collateral for public deposits.

                                                 Gross      Gross
                                   Amortized  Unrealized  Unrealized   Fair
          Held to Maturity            Cost       Gains      Losses    Value

          U.S. Agency and
          Treasury Bills           $6,549,374   $    34  $  1,285   $6,548,123
                                    =========    ======   =======    =========

          Available for Sale

          U.S. Agency              $1,805,000   $ 1,250  $          $1,806,250
                                    =========    ======   =======    =========


NOTE 3    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        March 31,December 31,
              Type                                        2003       2002
              ----                                        ----       ----

              Commercial, financial, and agricultural   $16,389    $16,043
              Real estate -construction                   8,857      6,379
              Real estate -mortgage                      13,221      8,320
              Installment loans to individuals            4,577      6,375
                                                         ------     ------

              Total loans                                43,044     37,117

              Less allowance for loan losses               (545)      (462)
                                                         ------     ------

              Net Loans                                 $42,499    $36,655
                                                         ======     ======

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Bank's allowance for loan losses are shown in the following schedule:
                                                       For the Period Ended

                                                        March 31,  March 31,
                                                          2003      2002
                                                          ----      ----

          Balance, beginning of period                  $462,200  $235,000
          Provision for loan losses                       82,510    60,000
                                                         -------   -------

          Balance, end of period                        $544,710  $295,000
                                                        --------   -------


NOTE 5    COMMON STOCK:

          As of March 31, 2003 TransCommunity had sold 979,963 shares of its common stock in its non-underwritten public offering of 1,500,000 shares of common stock offering and had incurred costs relating to the offering of $618,215. During the first quarter of 2002, 1,000 shares of common stock were retired.


NOTE 6    GOODWILL:

          Other assets contain $320,917 of goodwill attributable to the purchase of Main Street Mortgage and Investment Corporation by Bank of Powhatan, N.A. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The new accounting standard requires that goodwill not be amortized, however, it will be tested for impairment and adjusted to fair value using one of several methods. Management has determined that the goodwill related to the above purchase was not impaired as of December 31, 2002. Management anticipates that the goodwill will be reviewed for impairment again as of December 31, 2003 and adjusted at that time if appropriate.


NOTE 7    EARNINGS PER SHARE:

              Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity's outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate. Therefore, basic and dilutive loss per share are identical.

Item 2. Management's   Discussion  and  Analysis  of  Financial  Condition  and
       Results of Operations

Overview

      TransCommunity Bankshares Incorporated ("TransCommunity") is a community bank holding company headquartered in Richmond, Virginia. TransCommunity was formed in March 2001, principally in response to perceived opportunities for serving loan customers and depositors who were left with limited banking choices resulting from the takeovers in recent years of a number of Virginia-based banks by regional bank holding companies. TransCommunity, through its two national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan") and Bank of Goochland, N.A. ("Bank of Goochland"), operates a community banking business in the contiguous counties of Powhatan and Goochland, both located on the western side of the Richmond metropolitan area. Bank of Powhatan, with one office in Powhatan County, opened for business in March, 2000. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. TransCommunity's newest subsidiary, Bank of Goochland, with one office in Goochland County, opened for business on November 25, 2002. At March 31, 2003, TransCommunity had, on a consolidated basis, total assets of $63.9 million, total deposits of $49.9 million, total loans of $43.0 million, and total stockholders' equity of $13.5 million.

      TransCommunity is in the process of raising capital through a non-underwritten public offering. TransCommunity contemplates that the net proceeds will be used, in part, to capitalize an additional independent, community bank in Louisa County, which is contiguous to Goochland County on the latter's northeastern boundary. In the meantime, TransCommunity intends to apply to the Comptroller of the Currency for authorization to open an initial office in Louisa County as a branch office of the Bank of Powhatan. If TransCommunity is then successful in raising the approximate $5 million capital required to open a new bank, it intends subsequently to apply to convert the Louisa branch office into a separate, wholly-owned subsidiary bank.

      TransCommunity will also seek to provide certain non-banking services and activities permissible under a holding company structure. Possible activities or services include courier services, brokerage services, insurance products and investment advisory services.

      TransCommunity is currently engaged in a non-underwritten public offering of 1,500,000 shares of its common stock. As of March 31, 2003, TransCommunity had raised $9,181,414, after deduction of expenses totaling $618,215 , in the offering through the sale of 979,963 shares at $10.00 per share. TransCommunity has used $5.2 million of the offering's proceeds to capitalize the Bank of Goochland and will use the remaining proceeds, and any future proceeds for general corporate purposes and to capitalize the proposed Bank of Louisa.

      For the three months ended March 31, 2003, TransCommunity had a net loss of $427,179 compared with a loss of $361,715 for the three months ended March 31, 2002. The net loss per share was $.26 compared with $.42 for the same period in 2002. The increase in TransCommunity's net losses reflects start up operating losses of Bank of Goochland which totaled $210,553 and the additional costs the holding company incurred as it develops and introduces additional financial services such as the new courier service to pick up deposits from our subsidiary banks' customers. TransCommunity is also in the process of developing trust services and related investment products that it expects fo make available during the 2003 calendar year. Bank of Powhatan had net income of $210,066 for the three month period ended March 31, 2003, as compared with a net loss of $31,644 for the same period in 2002. Main Street (a subsidiary of Bank of Powhatan) had net income of $52,685 for the three month period ended March 31, 2003, as compared with a net loss of $40,061 for the same period in 2002.


Condensed Consolidated Income Statement
(In Thousands)

Three Months Ended March 31, 2003

                        Bank of              Bank of      Trans-       Elimi-
                       Powhatan  Main Street Goochland   Community    nations  Consolidated

Net Interest Income    $   485    $    (6)    $    44     $     4     $           $   527
Provision for
   loan losses             (29)                   (54)                                (83)
Noninterest income          43        506           6                                 555
Noninterest expense       (342)      (447)       (206)       (431)                 (1,426)
Income (loss) from
   subsidiaries             53                                           (53)
                        ------     ------     -------     -------     ------       ------

Net Income (Loss)      $   210    $    53    $   (210)   $   (427)    $  (53)     $  (427)
                        ======     ======     =======     =======      =====       ======


Three Months Ended March 31, 2002

Net Interest Income    $   287    $    (4)   $           $            $           $   283
Provision for
   loan losses             (60)                                                       (60)
Noninterest income          28        263                                             291
Noninterest expense       (247)      (299)                   (330)                   (876)
Income (loss) from
   subsidiaries            (40)                               (32)       72
                        ------     ------     -------     -------    ------        ------

Net Income (Loss)      $   (32)   $   (40)   $           $   (362)  $    72       $  (362)
                        ======     ======     =======     =======    ======        ======

Prospects for the Future

     Through March 31, 2003, TransCommunity has been able to attract deposits of $49,943,957 and loans of $43,043,637. Based on current acceptance by the community and the growth to date, management believes that the prospects for each of its Banks remain excellent.

Net Interest Margin

     TransCommunity's net interest margin was 4.06% for the three months ended March 31, 2003, compared with 4.22% for the three months ended March 31, 2002. The amount of interest bearing deposits has increased in relationship to interest free capital, resulting in a decrease in the net interest margin. The net interest margin for the three months ended March 31, 2003, compares favorably with other commercial banks.

     TransCommunity's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the three months of 2003 was $82,510, resulting in an allowance for loan losses of $544,710 (1.27% of total loans). The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity's subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance will be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any potential problem loans.

Noninterest Income

     Noninterest income increased from $290,343 in the first three months of 2002 to $555,216 in the first three months of 2003. Noninterest income as a percentage (annualized) of average assets for the first three months of 2003 was 3.83% compared to 3.87% for the first three months of 2002. Commissions and fees received by Main Street increased $243,038, or 92.57%, due to the increase in the volume of loans originated. Bank service charges and fees increased $21,835, or 78.52%, due to the continuing increase in TransCommunity's customer base and deposits.

Noninterest Expense

      Noninterest expense increased from $875,682 in the first three months of 2002 to $1,426,490 in the first three months of 2003. A schedule of noninterest expense by company is shown below. The expenses of Main Street are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to organizational and start up costs of the holding company, Bank of Goochland and the proposed Bank of Louisa. The increase in expenses at the Banks was due to additional staffing and the general growth in operations. Noninterest expense of the Banks and Main Street, as a percentage (annualized) of average assets for the first three months of 2003, was 6.88% compared with 6.85% for the first three months of 2002.

                                                        Three Months Ended
                                                             March 31,
                                                          2003       2002

              TransCommunity                          $  428,382  $ 361,714
              Bank of Powhatan                           345,467    215,575
              Bank of Goochland                          205,948
              Main Street                                446,693    298,393
                                                        --------   --------

                 Total                                $1,426,490  $ 875,682
                                                       =========   ========

Income Taxes

     No income tax benefit has been recorded since, at this time, there is currently insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carry forwards from the current period.

Loans

     Total loans increased $5,926,697 during the first three months of 2003 to $43,043,637.

     Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        March 31,December 31,
              Type                                        2003       2002
              ----                                        ----       ----

              Commercial, financial, and agricultural   $16,389    $16,043
              Real estate -construction                   8,857      6,379
              Real estate -mortgage                      13,221      8,320
              Installment loans to individuals            4,577      6,375
                                                         ------     ------

              Total loans                                43,044     37,117

              Less allowance for loan losses               (545)      (462)
                                                         ------     ------

              Net Loans                                 $42,499    $36,655
                                                         ======     ======


Non-accrual, Past Due and Restructured Loans

     At March 31, 2003 and December 31, 2002 neither Bank of Powhatan nor Bank of Goochland had any loans classified as non-accrual, past due more than ninety days or restructured. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

      The following table shows the allocation for the allowance for loan losses at:

                                   March 31, 2003       December 31, 2002

                                         Percent of             Percent of
                                        loans in each          loans in each
Balance at the end of each period        category to            category to
 Applicable to                 Amount    total loans  Amount    total loans
--------------                 ------    -----------  ------    -----------

Loans:
   Commercial                $ 207,394        38%    $ 235,134        43%
   Real estate - construction  112,087        20%       78,574        17%
   Real estate - mortgage      167,305        31%       76,794        22%
   Installment                  57,924        11%       71,698        18%
                              --------     ------     --------     ------

   Total Allowance for
     Loan Losses             $ 544,710       100%    $ 462,200       100%
                              ========    =======     ========    =======

Deposits

     Deposits increased $13,231,689 during the first three months of 2003 to $49,943,957 at March 31, 2003. A schedule of deposits by type is shown in the statements of condition. Time deposits of $100,000 or more equaled 24.20% of deposits at March 31, 2003.

Bank Premises

     Bank premises and equipment consisted of the following as of March 31, 2003:

     Land and land improvements                          $ 1,477,798
     Buildings                                               844,687
     Furniture and equipment                               1,138,226
     Construction in progress                                120,368
                                                          ----------

                                                           3,581,079
     Less:  Accumulated Depreciation                         465,504
                                                          ----------

     Total Bank Premises and Equipment                   $ 3,115,575
                                                          ==========

      In February, 2003, TransCommunity purchased from an unrelated party approximately two acres for $850,000. This site is located at the intersection of U.S. Route 250 and State Route 621 in the Centerville area of Goochland County, and will house the main office of Bank of Goochland. As part of the purchase price, the contract provides that the seller will provide site improvements to the property, which TransCommunity estimates to have a value of approximately $150,000, prior to the construction of Bank of Goochland's main office. TransCommunity has transferred this property to Bank of Goochland.

     During 2002, TransCommunity purchased property in the Town of Louisa, Virginia as a site for the proposed Bank of Louisa. This property was purchased from a trust for a price of $200,000. The trustee of the trust is a member of the organizing Board of Directors of the Bank of Louisa. In connection with this purchase, the TransCommunity Board of Directors received two independent appraisals of the property, and is of the opinion that the terms of the purchase agreement are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this purchase, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003.

Capital

     TransCommunity's capital as a percentage of total assets was 21% at March 31, 2003, and 24% at December 31, 2002, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

     At March 31, 2003, TransCommunity had liquid assets of approximately $10.5 million in the form of cash, federal funds sold and short term investments. Management believes that the liquid assets are adequate at March 31, 2003. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. TransCommunity Bankshares' subsidiary banks also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the Bank's short term or long term liquidity. Capital expenditures in the near future will be purchased using liquid assets.

    At March 31, 2003, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 7.27% for the one year repricing period. This generally indicates that earnings would improve in an increasing interest rate environment as assets reprice more quickly than liabilities. Additionally, earnings would probably decrease in periods during which interest rates are decreasing. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule II.

Employees

    TransCommunity's full time equivalent employees have increased from fifty-two at December 31, 2002, to fifty-four at March 31, 2003, including thirteen at Bank of Powhatan, ten at Bank of Goochland, twenty-five at Main Street and six at TransCommunity.

    The number of new employees hired for the duration of 2003 will depend on the continued growth in operations.

Schedule I

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                            AVERAGE BALANCE SHEET
              FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                           2003                                 2002
                               ---------------------------           ------------------------
                              Average              Average         Average                 Average
                              Balance     Income/    Rates         Balance      Income/     Rates
                               Sheet      Expense  Earned/Paid       Sheet      Expense   Earned/Paid
ASSETS
   Loans including fees     $40,100,470   $722,913    7.21%        $19,429,242   $369,617     7.61%
   Federal Funds sold         8,397,656     24,202    1.15%          1,074,362      4,284     1.59%
   Other investments          3,395,259     11,557    1.36%          6,354,584     83,552     5.26%
                             ----------    -------    ----          ----------    -------     ----

   Total Earning Assets      51,893,385    758,672    5.85%         26,858,188    457,453     6.81%
                             ----------    -------    ----          ----------    -------     ----

   Allowance for loan losses   (483,156)                              (257,178)
   Non-earning assets         6,585,556                              3,393,316
                             ----------                              ---------

   Total Assets             $57,995,785                            $29,994,326
                             ==========                             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest bearing     $ 8,315,196   $ 21,169    1.02%        $ 4,397,788   $ 20,942    1.90%
     Savings                  3,498,024     10,761    1.23%          1,727,957      9,178    2.12%
     All other time
       deposits              25,563,562    193,277    3.02%         14,037,447    143,364    4.09%
                             ----------    -------    ----          ----------    -------    ----

     Total Deposits          37,376,782    225,207    2.41%         20,163,192    173,484    3.44%

     Other borrowed
       Funds                  1,105,500      6,860    2.48%             61,500        345    2.24%
                             ----------    -------    ----          ----------    -------    ----

     Total Interest Bearing
       Liabilities           38,482,282    232,067    2.41%         20,224,692    173,829    3.44%
                             ----------    -------    ----          ----------    -------    ----

   Non-interest bearing
     Deposits                 6,515,956                             3,797,614
   Other liabilities            280,253                                83,599
                               --------                              --------

     Total Liabilities       45,278,491                            24,105,905

   Stockholders' Equity      12,717,294                             5,888,421
                            -----------                             ---------

   Total Liabilities and
     Stockholders' Equity  $ 57,995,785                           $29,994,326
                            ===========                            ==========

   Net Interest Earnings                 $526,605                                 $283,624
                                         ========                                  =======

   Net Yield on Interest
     Earning Assets                                 4.06%                                    4.22%
                                                    ====                                     ====


Schedule II


                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2003
                            (In Thousands of Dollars)


                             Less than    1 to 5     Over 5
                              1 Year       Years      Years        Total
Uses of Funds:

Loans:
   Commercial and
    real estate -
    construction           $14,611,263 $ 8,717,731 $ 1,916,737  $25,245,731
   Real estate - mortgage    5,924,705   5,596,815   1,699,098   13,220,618
   Installment               2,676,931   1,779,707     120,650    4,577,288
                           -----------   ---------   ---------  -----------

   Total Loans              23,212,899  16,094,253   3,736,485   43,043,637

Federal funds sold           4,417,000                            4,417,000
Investment securities at
  cost                       6,906,674                            6,906,674
Investment securities at
  fair value                             1,806,250                1,806,250
                           ----------   ----------  ---------    ----------

Total                      $34,536,573 $17,900,503 $3,736,485   $56,173,561
                            ----------  ----------  ---------  -----------

Sources of Funds:

Demand Deposits
   Interest bearing       $  7,272,843  $           $           $ 7,272,843
Savings accounts             3,585,605                            3,585,605
Time Deposits:
   Under $100,000           11,025,570   7,505,091               18,530,661
   Over $100,000             8,565,939   3,522,276               12,088,215
                           -----------   ---------   ---------  -----------

   Total Deposits           30,449,957  11,027,367               41,477,324

Borrowings                                 198,000                  198,000
                          ------------   ---------   ---------   ----------

Total                      $30,449,957  11,225,367  $           $41,675,324
                            ----------  ----------   ---------   ----------

Discrete Gap                 4,086,616   6,675,136   3,736,485   14,498,237

Cumulative Gap               4,086,616  10,761,752  14,498,237

Ratio of Cumulative Gap
   to Total Earning Assets        7.27%      19.16%      25.81%

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

      We have established disclosure controls and procedures to ensure that material information related to TransCommunity is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of a date within 90 days prior to the filing of this quarterly report. Based on this evaluation, TransCommunity's management, including the Chief
Executive Officer and the Chief Financial Officer, concluded that TransCommunity's disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

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

Item 2. Changes in Securities and Use of Proceeds

      TransCommunity is currently engaged in a non-underwritten registered offering of up to 1,500,000 shares of common stock, at a purchase price of $10.00 per share. Part of the proceeds of the offering have been used to capitalize the Bank of Goochland, N.A., part of the proceeds are anticipated to capitalize the proposed Bank of Louisa, N.A., and for other general corporate purposes. The following information is furnished pursuant to Rule 463 and Item 701(f) of Regulation S-B:
   (1) The registration statement on Form SB-2 (no. 333-64566) was declared effective on September 17, 2001. It was amended by post-effective amendment declared effective on May 3, 2002, and by an amended prospectus filed under Rule 424(b) on June 6, 2002; by a second post-effective amendment declared effective October 30, 2002, and by an amended prospectus filed under Rule 424(b) on November 1, 2002; and by a third post-effective amendment declared effective on April 22, 2003, and by an amended prospectus filed under Rule 424(b) on May 1, 2003.

     (2) The offering commenced on or about September 24, 2001.
     (3) The offering did not terminate before any securities were sold.
     (4) (i)   The offering has not terminated.
         (ii)  There is no underwriter in the offering.
         (iii) The only class of security registered is common stock.
         (iv)  The  registration  statement  covers 1,500,000 shares of common stock being offered at $10 per share, or $15,000,000 in the aggregate. As of March 31, 2003, TransCommunity had sold 979,963 shares, and had received gross proceeds of $9,799,630.
         (v)   From the effective date of the registration  statement to March
               31,  2003  (the  ending  date  of the  reporting  period),  the reasonably  estimated  amount  of  expenses  incurred  for  the
               issuer's   account  in   connection   with  the   issuance  and
               distribution   of   the   securities   registered   were:   (1)
               underwriters'  discounts  and  commissions  $-0-;  (2) finder's fees $-0; (3) expenses paid to or for  underwriters  $-0-;  (4)
               other expenses (including,  advertising,  legal and accounting)
               $618,215; Total expenses $618,215.
               Except for payments of $60,000 to DPO Holdings, Inc., a
               consulting firm in which William C. Wiley, an officer and
               director of TransCommunity, has a majority equity interest, none of such payments were direct or indirect payments to directors or officers of TransCommunity or its associates, or to affiliates of
               TransCommunity. No portion of the fees paid to DPO Holdings were received, directly or indirectly, by Mr. Wiley. A portion of the
               Chief Executive Officer's and Chief Operating Officer's
               salaries totaling $115,497 has been allocated to the offering expenses.
         (vi)  The net offering  proceeds as of March 31, 2003, after deduction of expenses, was $9,181,415.
         (vii) From January 1, 2003, to March 31, 2003 (the ending date of the reporting period) the amount of net offering proceeds to the issuer were used as follows:
               1. construction of plant, building and facilities     $-0-
               2. purchase and installation of machinery and
                  equipment                                          $-0-
               3. purchase of real estate                            $-0-
               4. acquisition of other business(es)                  $-0-
               5. repayment of indebtedness                          $-0-
               6. working capital                             $1,443,120
               7. temporary investments (to be specified)            $-0-
               8. any other purposes for which at least
                  $75,000 has been used                              $-0-
         (viii)The  use of proceeds  described in clause 4(vii) above does not represent a material change in the use of proceeds from that described in the prospectus.

Item 6. Exhibits and Reports on 8-K

(a)   Exhibits

     3.1 Articles of Incorporation of TransCommunity Bankshares Incorporated (incorporated by reference from Exhibit 3.1 to Registration Statement on Form S-4, filed May 17, 2001)

     3.2      Bylaws of TransCommunity Bankshares Incorporated
              (incorporated by reference from Exhibit 3.2 to Annual Report on Form 10-KSB, filed March 31, 2003)

     10.2(c) TransCommunity Bankshares Incorporated 2001 Stock Option Plan, filed herewith

     10.2(e) Employment Agreement by and between TransCommunity Bankshares Incorporated and Thomas M. Crowder, dated February 1, 2003 (incorporated by reference from Exhibit 10.2(e) to Post-Effective Amendment No. 3 to Registration Statement on Form SB-2 filed April 17, 2003)


(b)   Reports on Form 8-K

              None

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TRANSCOMMUNITY BANKSHARES, INCORPORATED
                                    (Registrant)


Date:  May 14, 2003                   /s/  WILLIAM C. WILEY
                                    --------------------------------------
                                    William C. Wiley
                                    Chairman of the Board and Chief
                                    Executive Officer


Date:  May 14, 2003                   /s/  BRUCE B. NOLTE
                                    --------------------------------------
                                    Bruce B. Nolte
                                    President and Chief Operating Officer



Date:  May 14, 2003                   /s/  THOMAS M. CROWDER
                                    --------------------------------------
                                    Thomas M. Crowder
                                    Chief Financial Officer



 (Certification of CEO/COO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 enclosed separately as correspondence with this filing)

                                 CERTIFICATIONS

I, William C. Wiley, certify that:


      1. I have reviewed this quarterly report on Form 10-QSB of TransCommunity Bankshares Incorporated;


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





Date: May 14, 2003                    /s/  William C. Wiley
                                    -------------------------------------
                                    William C. Wiley
                                    Chairman and Chief Executive Officer

I, Bruce B. Nolte, certify that:


      1. I have reviewed this quarterly report on Form 10-QSB of TransCommunity Bankshares Incorporated;


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



Date: May 14, 2003                    /s/  Bruce B. Nolte
                                    -----------------------
                                    Bruce B. Nolte
                                    President and Chief Operating Officer

I, Thomas M. Crowder, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of TransCommunity Bankshares Incorporated;


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



Date: May 14, 2003                    /s/  Thomas M. Crowder
                                    ------------------------------------
                                    Thomas M. Crowder
                                    Chief Financial Officer