Form 10QSB
period 2003-06-30
TRANSCOMMUNITY BANKSHARES INC
filed 2003-08-12
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended June 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

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

                                (804) 320-6000
                          --------------------------
             (Registrant's Telephone Number, Including Area Code)



      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                     -----   ------


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                Class                            Outstanding at June 30, 2003
----------------------------------------         ----------------------------
Common Stock, par value - $0.01                        1,969,200 shares

                     TRANSCOMMUNITY BANKSHARES INCORPORATED


                                      INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months Ended
         June 30, 2003 and 2002                                           2

         Consolidated Statements of Income - Three Months Ended
         June 30, 2003 and 2002                                           3

         Consolidated Balance Sheets -
         June 30, 2003 and December 31, 2002                              4

         Consolidated Statements of Changes in Stockholders' Equity -
         Six Months Ended June 30, 2003 and 2002                          5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2003 and 2002                                     6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

Item 3.  Controls and Procedures                                         19


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities                                           19

Item 4.  Submission of Matters to a Vote of Security Holders             20

Item 6.  Exhibits and Reports on Form 8-K                                21


         SIGNATURES                                                      22

Part I  Financial Information
Item 1. Financial Statements

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                                                          Six Months Ended
                                                               June 30,
                                                          2003       2002
                                                       ---------- ------------

Interest and Dividend Income
   Loans                                              $ 1,621,624  $  849,191
   Federal funds sold                                      52,307       4,960
   Other investments                                       55,261     151,578
                                                       ----------   ---------

   Total Interest Income                                1,729,192   1,005,729
                                                       ----------  ----------

Interest Expense
   Interest on deposits                                   498,949     346,875
   Interest on other borrowed funds                         9,409      12,970
                                                       ----------   ---------

   Total Interest Expense                                 508,358     359,845
                                                       ----------   ---------

Net Interest Income                                     1,220,834     645,884

Provision for Loan Losses                                 147,366     120,700
                                                       ----------   ---------

Net Interest Income After Provision for Loan Losses     1,073,468     525,184
                                                       ----------   ---------

Noninterest Income
   Bank service charges and fees                          117,137      67,789
   Commissions and fees from loan originations          1,144,451     544,280
                                                       ----------   ---------

   Total Noninterest Income                             1,261,588     612,069
                                                       ----------   ---------

Noninterest Expense
   Salaries and employee benefits                       1,900,854     977,329
   Occupancy expenses                                     134,628      96,969
   Equipment expenses                                     170,918     127,921
   Other operating expenses                               876,008     562,626
                                                       ----------   ---------

   Total Noninterest Expense                            3,082,408   1,764,845
                                                      -----------  ----------

Net Loss                                              $  (747,352) $ (627,592)
                                                       ===========  ==========

   Net Loss Per Share (Basic and Diluted)              $    (0.42) $    (0.68)
                                                        ==========  ==========

   Weighted Average Shares Outstanding                  1,777,248     926,673


        The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                                                         Three Months Ended
                                                               June 30,
                                                          2003        2002
                                                       ----------  ----------

Interest and Dividend Income
   Loans                                                $ 898,680  $479,574
   Federal funds sold                                      28,104       676
   Other investments                                       43,703    68,027
                                                         --------   -------

   Total Interest Income                                  970,487   548,277
                                                         --------   -------

Interest Expense
   Interest on deposits                                   273,741   173,392
   Interest on other borrowed funds                         2,551    12,626
                                                         --------   -------

   Total Interest Expense                                 276,292   186,018
                                                         --------   -------

Net Interest Income                                       694,195   362,259

Provision for Loan Losses                                  64,856    60,700
                                                         --------   -------

Net Interest Income After Provision for Loan Losses       629,339   301,559
                                                         --------   -------

Noninterest Income
   Bank service charges and fees                           67,495    39,982
   Commissions and fees from loan originations            638,908   281,745
                                                         --------   -------

   Total Noninterest Income                               706,403   321,727
                                                         --------   -------

Noninterest Expense
   Salaries and employee benefits                       1,011,997   495,151
   Occupancy expenses                                      67,457    49,498
   Equipment expenses                                      90,471    67,939
   Other operating expenses                               485,991   276,575
                                                         --------   -------

   Total Noninterest Expense                            1,655,916   889,163
                                                         ---------  -------

Net Loss                                                $(320,174)$(265,877)
                                                         ========   ========

   Net Loss Per Share (Basic and Diluted)               $   (0.17)$   (0.27)
                                                         ==========  =======

   Weighted Average Shares Outstanding                  1,924,058   989,554


        The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002


                                                     June 30,     December 31,
                                                       2003         2002
                                                     Unaudited     Audited
                                                    -----------   ---------
     ASSETS

Cash and due from banks                            $ 4,598,262   $ 3,447,473
Federal funds sold                                   4,649,000     3,520,000
                                                    ----------    ----------

Total Cash and Cash Equivalents                      9,247,262     6,967,473

Securities available-for-sale, at fair value         3,409,501       399,500
Securities held to maturity                          8,807,554     3,798,980
Loans net of allowance for loan
   losses of $606,324
   at June 30, 2003 and $462,200 at
   December 31, 2002                                47,837,937    36,654,740
Bank premises and equipment, net                     3,522,913     2,246,242
Federal Reserve Bank stock (restricted)                357,300       357,300
Other assets                                           993,719       698,670
                                                    ----------    ----------

   Total Assets                                    $74,176,186   $51,122,905
                                                    ==========    ==========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $ 9,607,511   $ 5,530,727
     Interest bearing                                8,739,014     6,803,531
   Savings deposits                                  4,076,238     3,160,180
   Other time deposits                              35,896,660    21,217,830
                                                    ----------    ----------

   Total Deposits                                   58,319,423    36,712,268

Federal funds purchased                                            1,250,439
Note payable                                           213,000       198,000
Accrued interest payable                               113,928        77,254
Accrued expenses and other liabilities                 157,534       414,164
                                                    ----------    ----------

   Total Liabilities                                58,803,885    38,652,125
                                                    ----------    ----------

     STOCKHOLDERS' EQUITY

Common stock subscriptions receivable                   32,200
Expenses of stock offering                            (654,257)     (588,335)
Common stock (5,000,000 shares authorized
   $.01 par value)
     1,969,200 shares issued and outstanding            19,692
     1,605,249 shares issued and outstanding                          16,052
Paid-in-surplus                                     19,500,875    15,831,921
Accumulated deficit                                 (3,535,710)   (2,788,358)
Accumulated other comprehensive gain (loss)              9,501          (500)
                                                    ----------    ----------

   Total Stockholders' Equity                       15,372,301    12,470,780
                                                    ----------    -----------

   Total Liabilities and Stockholders' Equity      $74,176,186   $51,122,905
                                                    ==========    ==========

        The accompanying notes are an integral part of this statement.


                                               TRANSCOMMUNITY BANKSHARES INCORPORATED
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                                              (UNAUDITED)

                                                     Expenses of                                           Accumulated
                           Shares of   Common          Current                                               Other
                            Common      Stock            Stock     Common      Paid in      Accumulated    Comprehensive
                            Stock   Subscriptions     Offerings     Stock      Surplus        Deficit         Loss          Total
                          --------  --------------  -------------  -------    ----------  ---------------   ----------   ---------

Balance,
   December 31, 2002     1,605,249    $            $  (588,335)  $  16,052  $15,831,921   $(2,788,358)    $    (500)   $12,470,780

Net Loss                                                                                     (747,352)                    (747,352)
Unrealized gain on
   securities
   available for sale                                                                                        10,001         10,001
                                                                                                                         ---------

   Total comprehensive loss                                                                                               (737,351)
Subscriptions received                 3,704,794                                                                         3,704,794
Common stock issued        363,951    (3,672,594)                    3,640    3,668,954
Expenses of current stock
   offering                                            (65,922)                                                            (65,922)
                         ---------     ---------     ---------    --------   -----------   -----------      --------     ---------

Balance
   June 30, 2003         1,969,200    $   32,200   $  (654,257)  $  19,692  $19,500,875   $(3,535,710)     $  9,501    $15,372,301
                        ==========   ==========     ==========   =========   ==========    ==========       =======     ==========

Balance,
   December 31, 2001       772,586    $  803,800   $  (217,189)  $   7,726  $ 7,523,617   $(1,591,705)     $ (6,216)   $ 6,520,033

Net Loss                                                                                     (627,592)                    (627,592)
Unrealized gain on
   securities
   available for sale                                                                                        11,325         11,325

   Total comprehensive loss                                                                                               (616,267)
Subscriptions received                 2,212,410                                                                         2,212,410
Common stock issued        288,951    (2,889,510)                    2,890    2,886,620
Common share retired        (1,000)       10,000                       (10)      (9,990)
Expenses of current stock
   offering                                           (185,345)                                                           (185,345)
                           -------     ---------    -----------    --------   ----------    ---------        ------      ---------

Balance
   June 30, 2002         1,060,537   $   136,700   $  (402,534)  $  10,606  $10,400,247   $(2,219,297)     $  5,109    $ 7,930,831
                        ==========   ==========     ==========    ========   =========     ==========       =======     ==========


        The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                             Six Months Ended
                                                                June 30,
                                                           2003          2002
Cash Activities:
   Net loss                                            $ (747,352)   $ (627,592)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                          147,366       120,700
       Accretion income                                    (2,381)         (202)
       Depreciation                                       119,733       103,717
       Net change in:
         Other assets                                    (295,049)      (51,998)
         Interest payable                                  36,674        (1,627)
         Accrued expenses and other liabilities          (256,633)     (174,443)
                                                        ---------     ---------

   Net Cash Used in Operating Activities                 (997,642)     (631,445)
                                                        ---------      ---------

Investing Activities:
   Purchase of investment securities                  (18,206,193)
   Proceeds from maturities of investment
      securities                                       10,200,000     4,500,001
   Net change in loans                                (11,330,563)  (13,471,822)
   Payments for the purchase of property               (1,396,404)      (52,917)
                                                       ----------    ----------

   Net Cash Used in Investing Activities              (20,733,160)   (9,024,738)
                                                       ----------     ---------

Financing Activities:
   Federal funds purchased                             (1,250,439)    2,762,000
   Proceeds from sale of common stock                   3,704,794     2,212,410
   Net repayments of note payable                          15,000       (75,588)
   Costs associated with stock offering                   (65,922)     (171,000)
   Net change in:
     Demand deposits                                    6,012,270     3,402,665
     Savings deposits                                     916,058       656,933
     Time deposits                                      14,678,830    2,590,801
                                                        ----------    ---------

   Net Cash Provided by Financing Activities            24,010,591   11,378,221
                                                        ----------   ----------

Net Increase in Cash and Cash Equivalents               2,279,789     1,722,038

Cash and Cash Equivalents, Beginning of Period          6,967,473     1,426,995
                                                        ---------     ---------

Cash and Cash Equivalents, End of Period               $9,247,262    $3,149,033
                                                        =========     =========

Supplemental Information:
   Interest paid                                       $  471,684    $  177,575
   Non-cash transactions:
     Note payable issued to purchase land                               198,000
     Accounts payable for costs
       associated with stock
       offering                                                          14,345


        The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

              The  consolidated  financial  statements  of
          TransCommunity Bankshares Incorporated ("TransCommunity") conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003, and the results of operations for the six and three month periods ended June 30, 2003 and 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2002 financial statements for TransCommunity, which statements were included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland") and Main Street Mortgage and Investment Corporation ("Main Street"), a wholly owned subsidiary of Bank of Powhatan. All significant intercompany balances and transactions have been eliminated.


NOTE 2    INVESTMENT SECURITIES:

             The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2003 are shown in the table below. As of June 30, 2003 U.S. Agency Securities with a carrying value of $807,605 were pledged as collateral for public deposits.

                                                  Gross      Gross
                                    Amortized  Unrealized Unrealized    Fair
          Securities Available        Cost      Gains        Losses    Value
            for Sale                 --------   ---------  ----------   ------
          June 30, 2003

          U.S. Agencies             $3,400,000  $ 9,501   $          $3,409,501
                                     =========   ======    =======    =========

          Securities Held to
            Maturity
          June 30, 2003

          U.S. Agencies             $8,807,554  $         $ (2,265)  $8,805,289
                                     =========   ======    ========   =========


                                                  Gross       Gross
                                      Amortized  Unrealized  Unrealized   Fair
                                        Cost      Gains       Losses      Value
         Securities Available for Sale
         December 31, 2002

         U.S. Agency discount
            Note                    $  400,000  $         $   (500)   $ 399,500
                                     =========   ======      =======    ========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    INVESTMENT SECURITIES (CONTINUED):

         Securities Held to Maturity
         December 31, 2002
                                              Gross       Gross
                                 Amortized Unrealized  Unrealized     Fair
                                   Cost       Gains      Losses       Value
         U.S. Agency discount
            notes               $3,398,980  $    83    $    (66)  $3,398,997
         U.S. Agency notes        400,000                            400,000
                                 --------   -------     -------   ---------

         Total Securities Held
            to Maturity         $3,798,980  $    83    $    (66 ) $3,798,997
                                 =========   ======      =======   =========


NOTE 3    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        June 30, December 31,
              Type                                        2003       2002
              ----                                        ----       ----

              Commercial, financial, and agricultural   $19,355    $16,043
              Real estate -construction                   5,651      6,379
              Real estate -mortgage                      18,358      8,320
              Installment loans to individuals            5,080      6,375
                                                         ------     ------

              Total loans                                48,444     37,117

              Less allowance for loan losses               (606)      (462)
                                                         ------     ------

              Net Loans                                 $47,838    $36,655
                                                         ======     ======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Banks' allowance for loan losses are shown in the following schedule:
                                                     For the Six Months Ended
                                                              June 30,
                                                          2003      2002

          Balance, beginning of period                $ 462,200   $ 235,000
          Provision for loan losses                     147,366     120,700
          Loan charge offs                               (3,242)
                                                       ---------   --------

          Balance, End of Period                      $ 606,324   $ 355,700
                                                       ========    ========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    COMMON STOCK:

              TransCommunity issued 216,651 shares of stock during the second quarter of 2003 and 363,951 shares for the first six months of the year pursuant to the offering that began September 24, 2001. During the second quarter, 208,380 shares were issued at $10 per share through April 30, 2003. Effective May 1, 2003 TransCommunity increased the offering price for all remaining shares to $14 per share and issued an additional 8,271 shares through June 30, 2003. During the six month period ending June 30, 2003, TransCommunity incurred costs relating to the offering of $65,922. Total expenses relating to the offering were $654,257 as of June 30, 2003. During the first quarter of 2002, 1,000 shares of common stock were repurchased. These transactions resulted in 1,969,200 shares being issued and outstanding as of June 30, 2003.


NOTE 6    GOODWILL:

              The balance sheet line item "Other assets," contains $320,917 of goodwill attributable to the purchase of Main Street by Bank of Powhatan. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The accounting standard requires that goodwill not be amortized; however, it is tested for impairment and adjusted to fair value using one of several methods. Management has determined that the goodwill related to the above purchase was not impaired as of December 31, 2002. Management anticipates that the goodwill will be reviewed for impairment again as of December 31, 2003 and adjusted at that time if appropriate.


NOTE 7    STOCK OPTION PLAN:

             TransCommunity has a stock-based compensation plan under which TransCommunity can issue nonqualified stock options, up to a maximum of 330,000 shares, to directors and employees to purchase common stock. Under the Plan, the exercise price may not be less than 100% of the fair market value of the shares on the award date. Unless the Stock Option Committee determines otherwise, one-third of an award becomes vested and exercisable on each of the first three anniversaries of the award. The stock option plan is more fully described in note 18 to the December 31, 2002 consolidated financial statements.

             TransCommunity awarded options to acquire 45,575 shares on May 16, 2001 and 269,400 shares on April 15, 2003. The options have an exercise price of $10 per share and expire ten years from the date of the award. The fair value of each option granted on April 15, 2003, was $3.30 using the Black Scholes Option Pricing method with the following assumptions: risk free interest rate - 4.00%, expected life - 10 years, expected volatility - zero and expected dividends - zero. No options have expired or been exercised as of June 30, 2003.

             TransCommunity accounts for the plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No Stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plan.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7    STOCK OPTION PLAN (CONTINUED):

                                    Three Months Ended      Six Months Ended
                                          June 30                June 30
                                   --------------------   -------------------
                                      2003       2002        2003       2002
                                      ----       ----        ----       ----

          Net loss, as reported    $(320,174) $(265,877) $(747,352)  $(627,592)
          Deduct: Total stock-
             based employee
             compensation
             expense determined
             under fair value
             based method           (121,626)   (19,294)  (133,684)    (45,822)
                                    --------   --------   --------    --------

          Pro Forma Net Loss       $(441,800) $(285,171) $(881,036)  $(673,414)
                                    ========   ========   ========    ========

          Loss per Share:
             Basic - as reported   $    (.17) $    (.27) $    (.42)  $    (.68)
                                    ========   ========   ========    ========

          Basic - pro forma        $    (.23) $    (.29) $    (.50)  $    (.73)
                                    ========   ========   ========    ========


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

Item 2 Management's   Discussion  and  Analysis  of  Financial   Condition  and
       Results of Operations

Overview

      TransCommunity Bankshares Incorporated ("TransCommunity") is a community bank holding company headquartered in Richmond, Virginia. TransCommunity was formed on March 16, 2001, principally in response to perceived opportunities for serving loan customers and depositors who were left with limited banking choices resulting from the takeovers in recent years of a number of Virginia-based banks by regional bank holding companies. TransCommunity, through its two national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan") and Bank of Goochland, N.A. ("Bank of Goochland"), operates a community banking business in the contiguous counties of Powhatan and Goochland, both located on the western side of the Richmond metropolitan area. Bank of Powhatan, with one office in Powhatan County, opened for business in March, 2000. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. TransCommunity's newest subsidiary, Bank of Goochland, with one office in Goochland County, opened for business on November 25, 2002. In addition, TransCommunity is in the process of organizing a third independent community bank in the central Virginia Area, the Bank of Louisa. TransCommunity has received approval from the Comptroller of the Currency to establish the Bank of Louisa initially as a branch of Bank of Powhatan. This branch office opened for business in leased space on Main Street in the town of Louisa on July 14, 2003. TransCommunity is currently in the process of raising capital through the non-underwritten public offering described below, and contemplates that a portion of the net proceeds of this offering will be used to capitalize Bank of Louisa as a separate bank. Once sufficient capital for this purpose has been raised, TransCommunity intends to make application to the Comptroller of the Currency to convert the existing branch office location to a separately-chartered national bank subsidiary of TransCommunity.

      TransCommunity is currently engaged in a non-underwritten public offering of 1,500,000 shares of its common stock. As of June 30, 2003, TransCommunity had raised $11,344,967, after deduction of expenses totaling $654,257, in the offering through the sale of 1,188,343 shares at $10.00 per share and 8,271 shares at $14.00 per share. The offering's per share price increased to $14.00 effective May 1, 2003. TransCommunity has used $5.2 million of the offering proceeds to capitalize the Bank of Goochland and will use the remaining proceeds, and any future proceeds for general corporate purposes and to capitalize the proposed Bank of Louisa, N.A. At June 30, 2003, there were 303,386 shares remaining unsold in the current offering.

      TransCommunity will also seek to provide certain non-banking services and activities permissible under a holding company structure. During the second quarter of 2003 TransCommunity established a courier service for use by its subsidiary banks in receiving deposits from their business banking customers. Possible other activities or services include brokerage services, insurance products and trust and related investment advisory services.

      At June 30, 2003, TransCommunity had, on a consolidated basis, total assets of $74.2 million, total deposits of $58.3 million, total loans of $48.4 million, and total stockholders' equity of $15.4 million.

      For the six months ended June 30, 2003, TransCommunity had a net loss of $747,352 compared with a net loss of $627,592 for the six months ended June 30, 2002. As a result of the continuing sale of shares of common stock, the net loss per share was $.42 in 2003 compared with $.68 per share for the same period in 2002.

      For the three months ended June 30, 2003, TransCommunity had a net loss of $320,174 compared with a loss of $265,877 for the three months ended June 30, 2002. The net loss per share was $.17 in 2003 compared with $.27 for the same period in 2002.

      The increase in TransCommunity's net losses reflects start-up operating losses of Bank of Goochland which totaled $344,487 for the first six months of 2003 and additional costs the holding company has incurred as it develops and introduces additional financial services such as the new courier service, referred to above. TransCommunity is also in the process of developing trust services and related investment products that it expects to make available during the third or fourth quarter of 2003.

      Bank of Powhatan, a banking subsidiary of TransCommunity, experienced net income of $406,231 and $196,163 for the six and three months ended June 30, 2003, respectively, as compared with a net income of $23,837 and $55,480 and for the same periods in 2002.

      Main Street, a subsidiary of the Bank of Powhatan, had net income of $92,985 for the six month period ended June 30, 2003, as compared with a net loss of $64,598 for the same period in 2002.

      Bank of Goochland, a banking subsidiary of TransCommunity, experienced net losses of $344,487 and $133,934 for the six and three months ended June 30, 2003. Bank of Goochland opened in November of 2002 and has no comparative numbers for 2002. The second quarter loss of $133,934 was a decrease from the first quarter's loss of $210,553.

      The following is a condensed consolidating statement of operations for TransCommunity and its subsidiaries for the six months ending June 30, 2003 and 2002:
                                 Six Months Ended June 30, 2003
                                       (In Thousands)
                    Bank of     Main    Bank of   Trans-    Elimi-
                    Powhatan   Street  Goochland Community  nations Consolidated

Net interest
  income          $  1,018  $      2  $    191  $    10    $         $  1,221
Provision for
   loan
   losses              (34)               (113)                          (147)
Noninterest income      99     1,145        18                          1,262
Noninterest expense   (770)   (1,054)     (440)    (819)               (3,083)
Income (Loss)
   from subsidiary      93                           62        (155)
                    --------   -------   -------   ------    -------  -------

Net Income (Loss) $    406  $     93  $   (344) $  (747)    $  (155) $   (747)
                     =======   =======   =======   ======    =======  =======

Total Assets      $ 50,633  $    938  $ 22,176  $15,583    $(15,154) $ 74,176
                   ========  =======   =======   ======    =======    =======



                            Six Months Ended June 30, 2002
                                    (In Thousands)
                   Bank of    Main    Bank of     Trans-    Elimi-
                   Powhatan  Street  Goochland  Community  nations  Consolidated

Net interest
  income           $    645  $          $        $     1   $         $    646
Provision for
   loan
   losses              (121)                                             (121)
Noninterest income       68       544                                     612
Noninterest expense    (504)     (609)              (652)              (1,765)
Income (Loss)
   from
   subsidiary           (65)                          23        42
                    --------   -------   -------   ------    ------   -------

Net Income (Loss)  $     23  $    (65) $         $  (628)  $    42   $   (628)
                     =======   =======   =======   ======    ======   =======

Total Assets       $ 37,729  $    492  $         $ 8,210   $(7,047)  $ 39,384
                     =======   =======   =======   ======    ======   =======

Prospects for the Future

     Through June 30, 2003, TransCommunity's subsidiary Banks have been able to attract deposits of $58,319,423 and loans of $48,444,261. Based on current acceptance by the community and the growth to date, management believes that the prospects for its Banks remain excellent.

Net Interest Margin

     TransCommunity's consolidated net interest margin was 4.27% for the six months ended June 30, 2003, compared with 4.24% for the six months ended June 30, 2002. The increase in the net interest margin in today's interest rate environment compares favorably with the experience of many other commercial banks.

     TransCommunity's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the first six months of 2003 was $147,366, resulting in an allowance for loan losses of $606,324 (1.25% of total loans) after loan charge-offs of $3,242 during the second quarter of 2003. The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity's subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any additional potential problem loans.

Noninterest Income

     Noninterest income increased from $612,069 in the first six months of 2002 to $1,261,588 in the first six months of 2003. Noninterest income as a percentage (annualized) of average assets for the first six months of 2003 was 3.97% compared to 3.75% for the first six months of 2002. Commissions and fees received by Main Street increased $600,171, or 110.27%, due to the increase in the volume of loans originated. Bank service charges and fees increased $49,348, or 74.80%, due to the continuing increase in TransCommunity's customer base and deposits.

Noninterest Expense

      Noninterest expense increased from $1,764,845 in the first six months of 2002 to $3,082,408 in the first six months of 2003. A schedule of noninterest expense by company is shown below. The expenses of Main Street are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to organizational and start up costs of the holding company, Bank of Goochland, the new branch of Bank of Powhatan, and the proposed new Bank of Louisa, N.A. The increase in expenses at the Banks was due to additional staffing and the general growth in operations. Noninterest expense, as a percentage (annualized) of average assets, improved for the first six months of 2003 to 9.69%, down from 10.81% for the first six months of 2002.

      Noninterest expense by company is as follows:

                                                        Six Months Ended
                                                            June 30,
                                                         2003         2002
                                                         ----         ----

              TransCommunity                        $   818,771    $ 651,138
              Bank of Powhatan                          769,588      513,813
              Bank of Goochland                         440,422
              Main Street                             1,053,627      599,894
                                                     ---------     --------

                 Total                              $ 3,082,408   $1,764,845
                                                     ==========    =========

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current period.

Loans

     Total loans have increased $11,327,321 during the first six months of 2003 to $48,444,261.

     Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        June 30, December 31,
              Type                                        2003       2002
              ----                                        ----       ----

              Commercial, financial, and agricultural   $19,355    $16,043
              Real estate -construction                   5,651      6,379
              Real estate -mortgage                      18,358      8,320
              Installment loans to individuals            5,080      6,375
                                                         ------     ------

              Total loans                                48,444     37,117

              Less allowance for loan losses               (606)      (462)
                                                         ------     ------

              Net Loans                                 $47,838    $36,655
                                                         ======     ======


Nonaccrual, Past Due and Restructured Loans

     At June 30, 2003 and December 31, 2002 neither Bank of Powhatan nor Bank of Goochland had any loans classified as non-accrual, past due more than ninety days or restructured. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

      The following table shows the allocation for the allowance for loan losses at:

                                   June 30, 2003          December 31, 2002

                                          Percent of            Percent of
                                         loans in each         loans in each
      Balance at end of period            category to           category to
          applicable to         Amount     total loans  Amount   total loans
     ------------------------   ------    -----------   ------   ----------

      Commercial              $ 242,247     40%        $199,775      43%
      Real estate -
        construction             70,728     12%          79,435      17%
      Real estate - mortgage    229,768     38%         103,605      22%
      Installment                63,581     10%          79,385      18%
                                -------     --          -------       --

      Total Allowance for
        Loan Losses           $ 606,324    100%        $462,200     100%
                               ========    ===          =======     ===


Deposits

     TransCommunity's deposits increased $21,607,155 during the first six months of 2003 to $58,319,423 at June 30, 2003. Time deposits of $100,000 or more equaled 24.32% of deposits at June 30, 2003.

Bank Premises and Equipment

     Bank premises and equipment consisted of the following as of June 30, 2003:

     Land and land improvements                         $1,477,798
     Buildings                                             851,896
     Furniture and equipment                             1,171,705
     Construction in progress                              544,048
                                                          --------

                                                         4,045,447
     Less:  Accumulated Depreciation                       522,534
                                                          --------

     Total Bank Premises and Equipment                  $3,522,913
                                                         =========

     In February, 2003, TransCommunity purchased from an unrelated party approximately two acres for $850,000. This site is located at the intersection of U.S. Route 250 and State Route 621 in the Centerville area of Goochland County, and will house the main office of Bank of Goochland. As part of the purchase price, the contract provides that the seller will provide site improvements to the property, which TransCommunity estimates to have a value of approximately $150,000, prior to the construction of Bank of Goochland's main office. TransCommunity has transferred this property to Bank of Goochland. The main office is under construction and is expected to be open in the fall of 2003. Total estimated construction costs of the main office are $1,100,000 of which $527,106 have been incurred as of June 30, 2003.

     During 2002, TransCommunity purchased property in the Town of Louisa, Virginia as a site for the Bank of Louisa, N.A. (proposed). This property was purchased from a Trust for a price of $200,000. The Trustee of the Trust is a member of the Board of Directors of the Bank of Louisa, N.A. (proposed). In connection with this purchase, the TransCommunity Board of Directors received two independent appraisals of the property, and is of the opinion that the terms of the purchase agreement are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this purchase, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003.

Capital

     TransCommunity's capital as a percentage of total assets was 21% at June 30, 2003, and 24% at December 31, 2002, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At June 30, 2003, TransCommunity had liquid assets of approximately $12.7 million in the form of cash, federal funds sold and short term investments. Management believes that the liquid assets are adequate at June 30, 2003. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. TransCommunity Bankshares' subsidiary banks also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short term or long term liquidity. Capital expenditures in the near future will be purchased using liquid assets.

    At June 30, 2003, TransCommunity had a cumulative Gap Rate Sensitivity Ratio of 7.52% for the one year repricing period. This generally indicates that earnings would improve in an increasing interest rate environment as assets reprice more quickly than liabilities. Additionally, earnings would probably decrease in periods during which interest rates are decreasing. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule II.

Employees

    TransCommunity's full time equivalent employees have increased from 52 at December 31, 2002, to 69 at June 30, 2003, including 16 at Bank of Powhatan, ten at Bank of Goochland, 35 at Main Street and eight at TransCommunity. The number of new employees hired for the duration of 2003 will depend on the continued growth in operations.

Schedule I


                                                       TRANSCOMMUNITY BANKSHARES INCORPORATED
                                                             NET INTEREST MARGIN ANALYSIS
                                                                 AVERAGE BALANCE SHEET
                                                    FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002



                                               2003                                      2002
                            -------------------------------------     ----------------------------------------
                             Average                     Average       Average                       Average
                             Balance       Income/         Rates       Balance         Income/       Rates
                              Sheet       Expense      Earned/Paid      Sheet          Expense     Earned/Paid
ASSETS

   Loans including fees    $ 43,369,200  $ 1,621,624      7.48%     $ 23,383,746        $ 849,191      7.26%
   Federal Funds sold         9,072,511       52,307      1.15%          595,081            4,960      1.67%
   Other investments          4,774,504       55,261      2.31%        6,477,171          151,578      4.68%
                             ----------   ---------    --------      -----------         --------     -------

   Total Earning Assets      57,216,215    1,729,192      6.04%       30,455,998        1,005,729      6.60%
                                           ---------    -------                      ------------    -------

   Allowance for loan losses   (527,670)                                (292,483)
   Non-earning assets         6,922,572                                2,495,800
                             -----------                               ---------

   Total Assets             $63,611,117                              $32,659,315
                            ===========                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest bearing    $  8,353,337  $    45,576      1.09%      $ 4,879,548        $  45,564      1.87%
     Savings                  3,698,435       22,141      1.20%        1,903,151           19,983      2.10%
     All other time
       deposits              29,262,432      431,232      2.95%       14,612,032          281,328      3.85%
                           -----------      --------     ----       ------------        ---------      -----

     Total Deposits          41,314,204      498,949      2.42%       21,394,731          346,875      3.24%

     Other borrowed
       Funds                    649,983        9,409      2.90%        1,019,718           12,970      2.54%
                              ---------      -------     ------       ----------        ---------   --------

     Total Interest Bearing
       Liabilities           41,964,187      508,358      2.42%       22,414,449          359,845      3.21%
                                           ---------   ------                           ---------    -------

   Non-interest bearing
     Deposits                 7,398,301                                4,267,576
   Other liabilities            457,156                                   78,860
                              ---------                                  -------

     Total Liabilities       49,819,644                               26,760,885

   Stockholders' Equity      13,791,473                                5,898,430
                           ------------                              -----------


   Total Liabilities and
     Stockholders' Equity   $63,611,117                              $32,659,315
                            ============                             ==========


   Net Interest Earnings                  $1,220,834                 $   645,884
                                         ==========                    =========


   Net Yield on Interest
     Earning Assets                                       4.27%                                        4.24%
                                                        ======                                        ======


Schedule II


                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2003


                              Less than    1 to 5     Over 5
                               1 Year       Years      Years       Total
Uses of Funds:

Loans:
   Commercial and
    real estate -
    construction            $8,766,678   $8,138,758  $2,449,223   $19,354,659
   Real estate - mortgage   16,002,849    5,390,023   2,616,640    24,009,512
   Installment               3,058,251    1,916,311     105,528     5,080,090
                              ---------   ---------   --------      ---------

   Total Loans              27,827,778   15,445,092   5,171,391    48,444,261

Federal funds sold           4,649,000                              4,649,000
Investment securities at
   cost                      9,164,854                              9,164,854
Investment securities at
   fair value                             3,409,501                 3,409,501
                             ---------   ------------ --------      ---------

Total                      $41,641,632  $18,854,593  $5,171,391   $65,667,616
                            ==========  ==========    =========   ==========

Sources of Funds:

Demand Deposits
   Interest bearing         $8,739,014  $            $            $ 8,739,014
Savings accounts             4,076,238                              4,076,238
Time Deposits:
   Under $100,000           13,900,699    8,462,513                22,363,212
   Over $100,000             9,990,287    3,543,161                13,533,448
                              ---------   ---------   --------    ----------

   Total Deposits           36,706,238   12,005,674                48,711,912

Borrowings                                  213,000                   213,000
                             ---------    --------    --------      --------

Total                      $36,706,238 $ 12,218,674  $            $48,924,912
                            ----------   ----------   ---------   -----------


Discrete Gap                 4,935,394    6,635,919   5,171,391    16,742,704
Cumulative Gap               4,935,394   11,571,313  16,742,704

Ratio of Cumulative Gap
   to Total Earning Assets         7.52 %    17.62%      25.50%
                             ==========  ==========  ==========

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

      We have established disclosure controls and procedures to ensure that material information related to TransCommunity is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, TransCommunity's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that TransCommunity's disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

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

Item 2. Changes in Securites

      TransCommunity is currently engaged in a non-underwritten registered offering of up to 1,500,000 shares of common stock. The proceeds of the offering have been used to capitalize the Bank of Goochland, N.A., and will be used to capitalize the Bank of Louisa, N.A., and for other general corporate purposes. The following information is furnished pursuant to Rule 463 and Item 701(f) of Regulation S-B:
      (1)   The registration statement on Form SB-2 (no. 333-64566) was declared effective on September 17, 2001. It was amended by post-effective amendment declared effective on May 3, 2002, and by an amended prospectus filed under Rule 424(b) on June 6, 2002; and by a second post-effective amendment declared effective October 30, 2002, and by an amended prospectus filed under Rule 424(b) on November 1, 2002; and by a third post-effective amendment declared effective on April 22, 2003, and by an amended prospectus filed under Rule 424(b) on May 1, 2003.
      (2)   The offering commenced on or about September 24, 2001.
      (3)   The offering did not terminate before any securities were sold.
      (4)   (i)   The offering has not terminated.
            (ii)  There is no underwriter in the offering.
            (iii) The only class of security registered is common stock.

            (iv)  The registration  statement covers 1,500,000 shares of common stock,  initially  offered  at $10 per share.
                  Effective May 1, 2003, the registration statement was amended to offer the 311,657 shares remaining unsold at $14.00 per share. As of June 30, 2003, the Company had sold 1,196,614 shares, including 8,271 shares at $14.00 per share, and had received gross proceeds of $11,999,224.
             (v) From the effective date of the registration statement to June 30, 2003 (the ending date of the reporting period), the reasonably estimated amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered were: (1) underwriters' discounts and commissions $-0-; (2) finder's fees $-0; (3) expenses paid to or for underwriters $-0-; (4) other expenses (including, advertising, legal and accounting) $654,257; Total expenses $654,257.
                  Except for payments of $60,000 to DPO Holdings, Inc., a consulting firm in which William C. Wiley, an officer and director of TransCommunity, has a majority equity interest, none of such payments were direct or indirect payments to directors or officers of TransCommunity or its associates, or to affiliates of TransCommunity. No portion of the fees paid to DPO Holdings were received, directly or indirectly, by Mr. Wiley. A portion of the Chief Executive Officer's and Chief Operating Officer's salaries totaling $115,497 has been allocated to the offering expenses.
            (vi) The net offering proceeds as of June 30, 2003, after deduction of expenses, was $11,344,967.
            (vii) From January 1, 2003, to June 30, 2003 (the ending date of the reporting period) the amount of net offering proceeds to the issuer were used as follows:
                  1.  construction of plant, building and facilities $-0-
                  2.  purchase and installation of machinery and
                      equipment                                      $-0-
                  3.  purchase of real estate                        $-0-
                  4.  acquisition of other business(es)              $-0-
                  5.  repayment of indebtedness                      $-0-
                  6.  working capital                          $3,638,872
                  7.  temporary investments (to be specified)        $-0-
                  8.  any other  purposes  for which at least
                      $75,000 has been used                          $-0-
           (viii) The use of proceeds described in clause 4(vii) above does not represent a material change in the use of proceeds from that described in the prospectus.

Item 4. Submission of Matters to a Vote of Security Holders

      The following actions were approved at the Annual Meeting of Shareholders of TransCommunity Bankshares Incorporated held on May 27, 2003, by shareholders of record at April 21, 2003:

1.    Class II Directors elected to serve until the 2006 Annual Meeting were:

                                    For               Against
      Thomas M. Crowder           956,180             98,600
      Julian C. Metts, Jr.        957,980             96,800
      Troy A. Peery               948,230            106,550
      John J. Purcell, Jr.        952,630            102,150
      George W. Rimler            957,880             96,900

      Class I Directors continuing to serve until the 2005 Annual Meeting include:
      Richard W. Mayhew, James L. Minter, Stuart C. Siegel, John C. Watkins, and Robin Traywick Williams

      Class III Directors continuing to serve until the 2004 Annual Meeting include:
      Dean P. Agee, Lawrence B. Nuckols, John W. Pretlow, Jr., John J. Sponski, and Williams C. Wiley

2. The designation of S. B. Hoover & Company, L.L.P. as independent public accountants for TransCommunity Bankshares Incorporated for the fiscal year ending December 31, 2003.

            Voted For      1,047,710
            Voted Against      3,950
            Abstained          3,120
            Non-votes        794,419


Item 6. Exhibits and Reports on 8-K

(a)   Exhibits

     The following exhibits are filed or incorporated by reference as part of this Form 10-QSB

    Exhibit No.  Description of Exhibits

        10.2(g) Employment Agreement by and between Bank of Powhatan, N.A. and James E. Keller, dated July 8, 2003, filed herewith.

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

        31.2 Certification of Chief Operating Officer pursuant to Rule 13a-14(a) (filed herewith).

        31.3 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

        32        Certifications of Chief Executive Officer, Chief
                  Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).


(b)     Reports on Form 8-K

        None.

                                    Signature



     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         TRANSCOMMUNITY BANKSHARES,
                                         INCORPORATED
                                          (Registrant)


Date: August 11, 2003                    /s/ WILLIAM C. WILEY
                                         -------------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer


Date: August 11, 2003                    /s/ BRUCE B. NOLTE
                                         -------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer


Date: August 11, 2003                    /s/ THOMAS M. CROWDER
                                         -------------------------------
                                         Thomas M. Crowder
                                         Chief Financial Officer