Form 10QSB
period 2003-09-30
TRANSCOMMUNITY BANKSHARES INC
filed 2003-11-14
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For Quarterly Period Ended September 30, 2003

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

                          (804) 320-6000 (Registrant's Telephone Number,
             Including Area Code)



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

                Class                        Outstanding at November 12, 2003
Common Stock, par value - $0.01                        2,042,113 shares

                     TRANSCOMMUNITY BANKSHARES INCORPORATED

                                     INDEX
                                                                         Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 2003 and 2002                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 2003 and 2002                                      3

         Consolidated Balance Sheets -
         September 30, 2003 and December 31, 2002                         4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 2003 and 2002                    5

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2003 and 2002                                6

         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

Item 3.  Controls and Procedures                                         19


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities                                           19

Item 6.  Exhibits and Reports on Form 8-K                                21


         SIGNATURES                                                      22

Part I  Financial Information
Item 1. Financial Statements

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                        FOR THE NINE MONTHS ENDED SEPTEM


                                                      Nine Months Ended
                                                        September 30,
                                                     2003           2002
                                                     ----           ----

Interest and Dividend Income
   Loans                                          $2,621,279     $1,441,449
   Federal funds sold                                 80,899          5,096
   Other investments                                  83,269        195,854
                                                   ---------      ---------

   Total Interest Income                           2,785,447      1,642,399
                                                   ---------     ----------

Interest Expense
   Interest on deposits                              808,353        528,846
   Interest on other borrowed funds                   15,216         30,070
                                                   ---------      ---------

   Total Interest Expense                            823,569        558,916
                                                   ---------      ---------

Net Interest Income                                1,961,878      1,083,483

Provision for Loan Losses                            246,983        203,100
                                                   ---------      ---------

Net Interest Income After Provision for
   Loan Losses                                     1,714,895        880,383
                                                   ---------      ---------

Noninterest Income
   Bank service charges and fees                     193,566        110,392
   Commissions and fees from loan originations     1,676,093        946,157
                                                   ---------      ---------

   Total Noninterest Income                        1,869,659      1,056,549
                                                   ---------      ---------

Noninterest Expense
   Salaries and employee benefits                  3,002,346      1,561,285
   Occupancy expenses                                226,792        145,702
   Equipment expenses                                245,609        208,231
   Other operating expenses                        1,406,179        868,487
                                                   ---------      ---------

   Total Noninterest Expense                       4,880,926      2,783,705
                                                   ---------      ---------

Net Loss                                         $(1,296,372)    $ (846,773)
                                                   =========      =========

   Net Loss Per Share (Basic and Diluted)        $     (0.70)    $    (0.85)
                                                   ===========    ===========

   Weighted Average Shares Outstanding             1,845,205        994,695

         The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
                                                      Three Months Ended
                                                         September 30,
                                                      2003           2002
                                                      ----           ----

Interest and Dividend Income
   Loans                                          $  999,655     $  587,099
   Federal funds sold                                 28,592            136
   Other investments                                  28,008         43,818
                                                   ---------      ---------

   Total Interest Income                           1,056,255        631,053
                                                   ---------      ---------

Interest Expense
   Interest on deposits                              309,405        181,853
   Interest on other borrowed funds                    5,807         17,101
                                                   ---------      ---------

   Total Interest Expense                            315,212        198,954
                                                   ---------      ---------

Net Interest Income                                  741,043        432,099

Provision for Loan Losses                             99,617         82,400
                                                   ---------      ---------

Net Interest Income After Provision for
   Loan Losses                                       641,426        349,699
                                                   ---------      ---------

Noninterest Income
   Bank service charges and fees                      76,429         48,103
   Commissions and fees from loan originations       531,642        401,877
                                                   ---------      ---------

   Total Noninterest Income                          608,071        449,980
                                                   ---------      ---------

Noninterest Expense
   Salaries and employee benefits                  1,101,490        583,957
   Occupancy expenses                                 92,163         48,733
   Equipment expenses                                 74,692         80,310
   Other operating expenses                          530,174        305,860
                                                   ---------      ---------

   Total Noninterest Expense                       1,798,519      1,018,860
                                                   ---------      ---------

Net Loss                                          $ (549,022)    $ (219,181)
                                                   =========      ==========

   Net Loss Per Share (Basic and Diluted)         $    (0.28)    $    (0.19)
                                                   ==========     =========

   Weighted Average Shares Outstanding             1,978,904      1,126,552

         The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                                   September 30,  December 31,
                                                       2003         2002
                                                     Unaudited     Audited
     ASSETS

Cash and due from banks                            $ 7,129,714   $ 3,447,473
Federal funds sold                                     261,000     3,520,000
                                                    ----------    ----------

Total Cash and Cash Equivalents                      7,390,714     6,967,473

Securities available-for-sale, at fair value         3,809,155       399,500
Securities held to maturity                         12,999,947     3,798,980
Loans net of allowance for loan losses of
   $705,941 at September 30, 2003 and
   $462,200 at December 31, 2002                    55,272,937    36,654,740
Bank premises and equipment, net                     4,058,219     2,246,242
Federal Reserve Bank stock (restricted)                357,300       357,300
Other assets                                         1,160,475       698,670
                                                    ----------    ----------

   Total Assets                                    $85,048,747   $51,122,905
                                                    ==========    ==========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                           $11,584,114   $ 5,530,727
     Interest bearing                                9,466,274     6,803,531
   Savings deposits                                  4,673,348     3,160,180
   Other time deposits                              42,062,958    21,217,830
                                                    ----------    ----------

   Total Deposits                                   67,786,694    36,712,268

Federal funds purchased                              1,620,000     1,250,439
Note payable                                           198,000       198,000
Accrued interest payable                               133,173        77,254
Accrued expenses and other liabilities                 148,229       414,164
                                                    ----------    ----------

   Total Liabilities                                69,886,096    38,652,125
                                                    ----------    ----------

     STOCKHOLDERS' EQUITY

Expenses of stock offering                            (676,452)     (588,335)
Common stock (5,000,000 shares authorized
   $.01 par value)
     1,997,656 shares issued and outstanding            19,976
     1,605,249 shares issued and outstanding                          16,052
Paid-in-surplus                                     19,898,975    15,831,921
Accumulated deficit                                 (4,084,730)   (2,788,358)
Accumulated other comprehensive gain (loss)              4,882          (500)
                                                    ----------    ----------

   Total Stockholders' Equity                       15,162,651    12,470,780
                                                    ----------    -----------

   Total Liabilities and Stockholders' Equity      $85,048,747   $51,122,905
                                                    ==========    ==========

         The accompanying notes are an integral part of this statement.


                                                           TRANSCOMMUNITY BANKSHARES INCORPORATED
                                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                                                         (UNAUDITED)
                                                         Expenses of                                        Accumulated
                                Shares of   Common         Current                                             Other
                                 Common      Stock         Stock         Common     Paid in    Accumulated  Comprehensive
                                 Stock   Subscriptions   Offerings       Stock       Surplus     Deficit        Loss       Total
Balance,
   December 31, 2002            1,605,249  $              $(588,335)    $16,052   $15,831,921  $(2,788,358) $  (500)   $12,470,780

Net Loss                                                                                        (1,296,372)             (1,296,372)
 Unrealized gain on securities
   available for sale                                                                                          5,382         5,382
                                                                                                                         ---------

   Total comprehensive loss                                                                                             (1,290,990)
Subscriptions received                      4,070,978                                                                    4,070,978
Common stock issued               392,407  (4,070,978)                    3,924     4,067,054
Expenses of current stock
   offering                                               (88,117)                                                         (88,117)
                                 --------   ---------     -------        ------    ----------  ----------     ------    ---------

Balance
   September 30, 2003           1,997,656 $             $(676,452)      $19,976    $19,898,975 $(4,084,730)   $4,882   $15,162,651
                                =========  ========      ========        ======     ==========  ==========     =====    ==========


Balance,
   December 31, 2001              772,586  $ 803,800    $(217,189)      $ 7,726    $ 7,523,617 $(1,591,705)  $(6,216)  $ 6,520,033

Net Loss                                                                                          (846,773)               (846,773)
Unrealized gain on securities
   available for sale                                                                                           6,216        6,216
                                                                                                                          --------

   Total comprehensive loss                                                                                               (840,557)

Subscriptions received                     4,688,960                                                                     4,688,960
 Common stock issued             540,276  (5,402,760)                     5,403      5,397,357
Common stock retired              (1,000)     10,000                        (10)        (9,990)
Expenses of current stock
   offering                                             (295,264)                                                         (295,264)
                                --------    --------     -------        -------   ------------    -----------  --------   --------

Balance
   September 30, 2002         1,311,862   $ 100,000    $(512,453)       $13,119    $12,910,984 $(2,438,478)  $         $10,073,172
                              =========    ========    =========         ======     ==========  ===========   ========  ==========

                                               The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                       Nine Months Ended
                                                         September 30,
                                                      2003           2002
                                                      ----           ----
Cash Activities:
   Net loss                                      $(1,296,372)   $  (846,773)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                     246,983        203,100
       Accretion income                               (2,917)        (1,720)
       Loss on disposition of bank premises
         and equipment                                               10,399
       Depreciation                                  184,554        155,237
       Net change in:
         Other assets                               (461,805)       (12,058)
         Interest payable                             55,919
         Accrued expenses and other liabilities     (265,936)      (122,142)
                                                   ---------     -----------

   Net Cash Used in Operating Activities          (1,539,574)      (613,957)
                                                  ----------     ----------

Investing Activities:
   Purchase of investment securities             (26,215,323)
   Proceeds from maturities of investment
     securities                                   13,613,000      8,000,000
   Proceeds from the sale of bank premises
     and equipment                                                   30,000
   Net change in loans                           (18,865,180)   (20,699,632)
   Payments for the purchase of bank premises
     and equipment                                (1,996,529)      (148,783)
                                                  ----------     -----------

   Net Cash Used in Investing Activities         (33,464,032)   (12,818,415)
                                                 -----------    ------------

Financing Activities:
   Federal funds purchased                           369,561      1,595,101
   Proceeds from sale of common stock              4,070,978      4,688,960
   Payment to dissenting shareholder                                (10,000)
   Net repayments of note payable                                  (115,588)
   Costs associated with stock offering              (88,117)      (295,264)
   Net change in:
     Demand deposits                               8,716,129      5,677,136
     Savings deposits                              1,513,168      1,151,322
     Time deposits                                20,845,128      5,013,623
                                                  ----------     ----------

   Net Cash Provided by Financing Activities      35,426,847     17,705,290
                                                  ----------     ----------

Net Increase in Cash and Cash Equivalents            423,241      4,272,918

Cash and Cash Equivalents, Beginning of Period     6,967,473      1,426,995
                                                   ---------     ----------

Cash and Cash Equivalents, End of Period          $7,390,714    $ 5,699,913
                                                   =========     ==========

Supplemental Information:
   Interest paid                                  $  767,650    $   558,298
   Non-cash transactions:
     Note payable issued to purchase land                           198,000
     Accounts payable for costs associated with
       stock offering                                                14,345


         The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

              The consolidated financial statements of TransCommunity Bankshares Incorporated ("TransCommunity") conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the nine and three month periods ended September 30, 2003 and 2002. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2002 financial statements for TransCommunity, which statements were included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland") and Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), a wholly owned subsidiary of Bank of Powhatan. All significant intercompany balances and transactions have been eliminated.


NOTE 2    INVESTMENT SECURITIES:

             The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2003 are shown in the table below. As of September 30, 2003 U.S. Agency Securities with a carrying value of $788,272 were pledged as collateral for public deposits.

                                                 Gross        Gross
                                    Amortized  Unrealized  Unrealized   Fair
          Securities Available         Cost      Gains       Losses    Value
             for Sale
          September 30, 2003

          U.S. Agencies            $3,804,273   $ 4,882    $         $ 3,809,155
                                    =========    ======     =======    =========

          Securities Held to Maturity
          September 30, 2003

          U.S. Agencies           $12,999,947   $          $   (854) $12,999,093
                                   ==========    ======     ========  ==========


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
                                     ========    ======     =======    =========

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    INVESTMENT SECURITIES (CONTINUED):

         Securities Held to Maturity
         December 31, 2002
                                              Gross       Gross
                                Amortized   Unrealized  Unrealized    Fair
                                  Cost         Gains      Losses     Value
         U.S. Agency discount
            notes             $ 3,398,980    $     83   $    (66) $ 3,398,997
         U.S. Agency notes        400,000                             400,000
                               ----------    --------    -------   ----------

         Total Securities Held
            to Maturity       $ 3,798,980    $     83   $    (66) $ 3,798,997
                               ==========     =======    =======   ==========


NOTE 3    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                      September 30,December 31,
              Type                                        2003        2002
              ----                                        ----        ----

              Commercial, financial, and agricultural  $ 24,246     $16,043
              Real estate -construction                   4,793       6,379
              Real estate -mortgage                      21,556       8,320
              Installment loans to individuals            5,384       6,375
                                                        -------      ------

              Total loans                                55,979      37,117

              Less allowance for loan losses               (706)       (462)
                                                        -------      ------

              Net Loans                                $ 55,273     $36,655
                                                        =======      ======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Banks' allowance for loan losses are shown in the following schedule:
                                                     For the Nine Months Ended
                                                           September 30,
                                                          2003      2002

             Balance, beginning of period               $462,200  $235,000
          Provision for loan losses                      246,983   203,100
          Loan charge offs                                (3,242)
                                                         -------    ------

          Balance, End of Period                        $705,941  $438,100
                                                         =======   =======

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    COMMON STOCK:

             TransCommunity issued 28,456 shares of stock during the third quarter of 2003 and 392,407 shares for the first nine months of the year pursuant to the offering that began September 24, 2001. Through April 30, 2003, 1,188,343 of the shares sold pursuant to the offering were issued at $10 per share. Effective May 1, 2003 TransCommunity increased the offering price for all remaining shares to $14 per share, and issued an additional 36,727 shares through September 30, 2003. During the nine month period ending September 30, 2003, TransCommunity incurred costs relating to the offering of $88,117. Total expenses relating to the offering were $676,452 as of September 30, 2003. These transactions resulted in a total of 1,997,656 shares being issued and outstanding as of September 30, 2003.

             The Company's offering of common stock that began on September 24, 2001, was closed on November 12, 2003, with a total of 1,269,527 shares sold, resulting in a total of 2,042,113 shares outstanding as of that date.


NOTE 6    GOODWILL:

             The balance sheet line item "Other assets," contains $320,917 of goodwill attributable to the purchase of Main Street Mortgage by Bank of Powhatan. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The accounting standard requires that goodwill not be amortized; however, it is tested for impairment and adjusted to fair value using one of several methods. Management has determined that the goodwill related to the above purchase was not impaired as of December 31, 2002. Management anticipates that the goodwill will be reviewed for impairment again as of December 31, 2003 and adjusted at that time if appropriate.


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

             TransCommunity awarded options to acquire 45,575 shares on May 16, 2001 and 269,400 shares on April 15, 2003. The options have an exercise price of $10 per share and expire ten years from the date of the award. The fair value of each option granted on April 15, 2003, was $3.30 using the Black Scholes Option Pricing method with the following assumptions: risk free interest rate - 4.00%, expected life
          - 10 years, expected volatility - zero and expected dividends - zero. No options have expired or been exercised as of September 30, 2003.

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7    STOCK OPTION PLAN (CONTINUED):

             TransCommunity accounts for the plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plan.


                                           Three Months Ended      Nine Months Ended
                                              September 30           September 30
                                          2003       2002        2003        2002

          Net loss, as reported       $(549,022)  $(219,181)  $(1,296,372) $ (846,773)
          Deduct: Total stock-based
             employee compensation
             expense determined under
             fair value based method    (74,085)    (14,470)     (140,068)    (43,410)
                                       --------   ---------      --------   ---------

          Pro Forma Net Loss          $(623,107)  $(233,651)  $(1,436,440) $ (890,183)
                                       ========    ========    ==========   =========

          Loss per Share:
             Basic - as reported      $    (.28)  $    (.19)   $    (.70)   $    (.85)
                                       ========    ========     ========     ========

          Basic - pro forma           $    (.31)  $    (.21)   $    (.78)   $    (.89)
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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Overview

      TransCommunity Bankshares Incorporated ("TransCommunity") is a community bank holding company headquartered in Richmond, Virginia. TransCommunity was formed on March 16, 2001, principally in response to perceived opportunities for serving loan customers and depositors who were left with limited banking choices resulting from the takeovers in recent years of a number of Virginia-based banks by regional bank holding companies. TransCommunity, through its two national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan") and Bank of Goochland, N.A. ("Bank of Goochland"), operates a community banking business in the contiguous counties of Powhatan, Goochland and Louisa, all located to the west of the Richmond metropolitan area. Bank of Powhatan, has its main office in Powhatan County, and one branch office in Louisa County operating as the Bank of Louisa. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. TransCommunity's newest subsidiary, Bank of Goochland, opened for business on November 25, 2002, in a temporary facility located at Goochland Courthouse. On October 20, 2003, the Bank of Goochland moved its headquarters to a new facility located on U.S. Route 250 in the Centerville area of Goochland County, and converted its prior temporary office into a permanent branch of the Bank. In addition, TransCommunity is in the process of organizing a third independent community bank in the central Virginia Area, the Bank of Louisa. TransCommunity received approval from the Comptroller of the Currency to establish the Bank of Louisa initially as a branch of Bank of Powhatan. This branch office opened for business in leased space in the town of Louisa on July 14, 2003. As of September 30, 2003, this branch office had generated deposits totaling approximately $3.5 million, indicating good initial acceptance of this new operation by the local Louisa community.

      Main Street Mortgage & Investment Corporation ("Main Street Mortgage"), a mortgage banking subsidiary of the Bank of Powhatan, was acquired by the Bank in January, 2001. During the first nine months of 2003, Main Street Mortgage continued to expand its mortgage loan origination operation, with the establishment of new offices in Abingdon, Danville, Williamsburg and Virginia Beach, Virginia, as well as the addition of a "sub-prime" mortgage loan office in Richmond. Main Street Mortgage currently operates a total of 11 mortgage offices across Virginia, with further expansion planned.

      TransCommunity also seeks to provide certain non-banking services and activities permissible under a holding company structure. During the second quarter of 2003, TransCommunity established a courier service for use by its subsidiary banks in receiving deposits from their business banking customers. In October, 2003, TransCommunity organized a new subsidiary, TransCommunity Investment Advisors, Inc., to provide certain investment advisory services and also filed an application with the Comptroller of the Currency for permission to exercise the full range of trust and fiduciary activities by its subsidiary bank, the Bank of Powhatan. During the fourth quarter of 2003, the Company intends to file a similar application for trust and fiduciary powers for the Bank of Goochland.

      TransCommunity closed its non-underwritten public offering of 1,500,000 shares of its common stock on November 12, 2003. As of the close of the offering, TransCommunity had raised $12,343,554 after deduction of expenses totaling $676,452 in the offering through the sale of 1,188,343 shares at $10.00 per share and 81,184 shares at $14.00 per share. The offering's per share price increased to $14.00 effective May 1, 2003. TransCommunity has used $5.2 million of the offering proceeds to capitalize the Bank of Goochland and plans to file an application with the Comptroller of the Currency to charter the Bank of Louisa, with an anticipated capitalization of approximately $5 million, in the fourth quarter of 2003. Any remaining proceeds from the offering after establishing the Bank of Louisa will be used for general corporate purposes.

      At September 30, 2003, TransCommunity had, on a consolidated basis, total assets of $85.0 million, total deposits of $67.8 million, total loans of $56.0 million, and total stockholders' equity of $15.2 million.

      For the nine months ended September 30, 2003, TransCommunity had a net loss of $1,296,372 compared with a net loss of $846,773 for the nine months ended September 30, 2002. As a result of the continuing sale of shares of common stock, the net loss per share was $.70 in 2003 compared with $.85 per share for the same period in 2002.

      For the three months ended September 30, 2003, TransCommunity had a net loss of $549,022 compared with a net loss of $219,181 for the three months ended September 30, 2002. The net loss per share was $.28 in 2003 compared with $.19 per share for the same period in 2002.

      The increase in TransCommunity's net losses reflects start-up operating losses of the Bank of Goochland which totaled $488,831 for the first nine months of 2003 and additional costs to establish the new branch operation in Louisa County, which reduced the profitability of Bank of Powhatan in the third quarter by $134,835. TransCommunity continues to incur operating expenses associated with developing and introducing additional financial services, such as the investment advisory and trust banking services, as well as the new courier service.

      Bank of Powhatan, a banking subsidiary of TransCommunity, experienced net income of $351,505 for the nine months, and a net loss of $54,724 for the three months, ended September 30, 2003, respectively, as compared with a net income of $164,320 and $140,485 and for the same periods in 2002.

      Main Street Mortgage, a subsidiary of the Bank of Powhatan, had net income of $36,866 for the nine month period ended September 30, 2003, as compared with a net loss of $25,251 for the same period in 2002.

      Bank of Goochland, a banking subsidiary of TransCommunity, experienced net losses of $488,831 and $144,343 for the nine and three months ended September 30, 2003. Bank of Goochland opened in November of 2002, and had no comparative financial information at September 30, 2002.

      The following is a condensed consolidating statement of operations for TransCommunity and its subsidiaries for the nine months ending September 30, 2003 and 2002:

                                   Nine Months Ended September 30, 2003
                                              (In Thousands)
                             Bank of     Main    Bank of    Trans-    Elimi-
                           Powhatan     Street  Goochland Community  nations Consolidated

Net interest income        $  1,578    $    (2) $    371  $    15  $         $  1,962
Provision for loan losses       (67)                (179)                       (246)
Noninterest income              155      1,676        38                        1,869
Noninterest expense          (1,352)    (1,637)     (718)  (1,174)             (4,881)
Income (Loss)
   from subsidiary               37                          (137)      100
                           --------    -------   -------  -------    ------   -------

Net Income (Loss)          $    351   $     37  $   (488) $(1,296) $    100  $ (1,296)
                            =======    =======   =======   ======    ======   =======

Total Assets               $ 57,657   $  1,055  $ 24,646  $15,391  $(13,700) $ 85,049
                           ========    =======  ========  =======   =======   =======


                                   Nine Months Ended September 30, 2002
                                              (In Thousands)
                            Bank of     Main    Bank of   Trans-     Elimi-
                           Powhatan   Street  Goochland  Community   nations  Consolidated

Net interest income        $  1,093    $  (15)   $         $     5   $         $  1,083
Provision for loan losses      (203)                                               (203)
Noninterest income              111       946                                     1,057
Noninterest expense            (811)     (957)              (1,016)              (2,784)
Income (Loss)
   from subsidiary              (26)                           164      (138)
                            -------   -------     -------   ------    -------   -------

Net Income (Loss)          $    164    $  (26)   $         $  (847)  $  (138)  $   (847)
                            =======    ======     =======   ======    =======   =======

Total Assets               $ 41,662    $  495    $        $ 10,343   $(6,959)  $ 45,541
                           ========     =====     =======  =======    ======    =======

Prospects for the Future

     Through September 30, 2003, TransCommunity's subsidiary Banks have been able to attract deposits of $67,786,694 and loans of $55,978,878. Based on current acceptance by the community and the growth to date, management believes that the prospects for its Banks remain excellent.

Net Interest Margin

     TransCommunity's consolidated net interest margin was 4.14% for the nine months ended September 30, 2003, compared with 4.41% for the nine months ended September 30, 2002. The decrease in the net interest margin in today's interest rate environment compares favorably with the experience of many other commercial banks. The decrease also reflects the fact that the deposit growth rate of the Company's subsidiary banks has temporarily exceeded growth in new loans.

     TransCommunity's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the first nine months of 2003 was $246,983 resulting in an allowance for loan losses of $705,941 (1.26% of total loans) after loan charge-offs of $3,242 during the second quarter of 2003. The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity's subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any additional potential problem loans.

Noninterest Income

     Noninterest income increased from $1,056,549 in the first nine months of 2002 to $1,869,659 in the first nine months of 2003. Noninterest income as a percentage (annualized) of average assets for the first nine months of 2003 was 3.56% compared to 4.04% for the first nine months of 2002. Commissions and fees received by Main Street Mortgage increased $729,936, or 77.15%, due to the increase in the volume of loans originated. Bank service charges and fees increased $83,174, or 75.34%, due to the continuing increase in TransCommunity's customer base and deposits.

Noninterest Expense

      Noninterest expense increased from $2,783,705 in the first nine months of 2002 to $4,880,926 in the first nine months of 2003. A schedule of noninterest expense by company is shown below. The expenses of Main Street Mortgage are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to organizational and start up costs of the holding company, Bank of Goochland, the new branch of Bank of Powhatan, and the proposed new Bank of Louisa. The increase in expenses at the Banks was due to additional staffing and the general growth in operations. Noninterest expense, as a percentage (annualized) of average assets, improved for the first nine months of 2003 to 9.29%, down from 10.64% for the first nine months of 2002.

      Noninterest expense by company is as follows:

                                                        Nine Months Ended
                                                          September 30,
                                                         2003         2002

              TransCommunity                          $1,173,560  $1,016,339
              Bank of Powhatan                        1,351,640     810,550
              Bank of Goochland                         718,395
              Main Street Mortgage                     1,637,331    956,816
                                                       ---------   --------

                 Total                                $4,880,926  $2,783,705
                                                       =========   =========

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current period.

Loans

     Total loans have increased $18,861,938 during the first nine months of 2003 to $55,978,878

     Loans by type are shown in the following schedule:

                                                        (In Thousands)
                                                  September 30,December 31,
              Type                                     2003        2002
              ----                                     ----        ----

              Commercial, financial, and
                 agricultural                        $24,246     $ 16,043
              Real estate -construction                4,793       6,379
              Real estate -mortgage                   21,556       8,320
              Installment loans to individuals         5,384       6,375
                                                      ------      ------

              Total loans                             55,979      37,117

              Less allowance for loan losses            (706)       (462)
                                                      ------      ------

              Net Loans                              $55,273     $36,655
                                                      ======      ======


Nonaccrual, Past Due and Restructured Loans

     At December 31, 2002 neither Bank of Powhatan nor Bank of Goochland had any loans classified as non-accrual, past due more than ninety days or restructured. At September 30, 2003, Bank of Goochland did not have any loans classified as non-accrual, past due more than ninety days or restructured. At September 30, 2003, Bank of Powhatan had $3,206 of loans classified as both non-accrual and ninety days past due. No loans were classified as restructured as of September 30, 2003. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

      The following table shows the allocation for the allowance for loan losses at:

                                  September 30, 2003        December 31, 2002

                                          Percent of                 Percent of
                                         loans in each             loans in each
      Balance at end of period            category to               category to
          applicable to           Amount  total loans    Amount     total loans
------------------------------    ------  -----------    ------     -----------

      Commercial                $ 305,842     43%      $ 199,775          43%
      Real estate - construction   60,429      9%         79,435          17%
      Real estate - mortgage      271,858     38%        103,605          22%
      Installment                  67,812     10%         79,385          18%
                                ---------     --         -------          --

      Total Allowance for
        Loan Losses             $ 705,941    100%       $462,200         100%
                                 ========    ===         =======         ===


Deposits

     TransCommunity's deposits increased $31,074,426 during the first nine months of 2003 to $67,786,694 at September 30, 2003. Time deposits of $100,000 or more equaled 24.16% of deposits at September 30, 2003.

Bank Premises and Equipment

     Bank premises and equipment consisted of the following as of September 30, 2003:

     Land and land improvements                         $1,459,733
     Buildings                                             862,754
     Furniture and equipment                             1,296,266
     Construction in progress                            1,026,601
                                                         ---------

                                                         4,645,354
     Less:  Accumulated Depreciation                       587,135
                                                         ---------

     Total Bank Premises and Equipment                  $4,058,219
                                                         =========

     In February, 2003, TransCommunity purchased from an unrelated party approximately two acres located at the intersection of U.S. Route 250 and State Route 621 in the Centerville area of Goochland County for the sum of $850,000, as a site for the main office of the Bank of Goochland. This purchase price included site improvements made by the seller which TransCommunity estimates to have a value of approximately $150,000. TransCommunity has transferred this property to Bank of Goochland. The office was completed and opened for business on October 20, 2003. Total construction costs incurred through November 1, 2003 were $1,302,978.

     During 2002, TransCommunity purchased property in the Town of Louisa, Virginia as a site for the Bank of Louisa, N.A. (proposed). This property was purchased from a Trust for a price of $200,000. The Trustee of the Trust is a member of the Board of Directors of the Bank of Louisa, N.A. (proposed). In connection with this purchase, the TransCommunity Board of Directors received two independent appraisals of the property, and is of the opinion that the terms of the purchase agreement are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this purchase, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2004. In October, 2003, this indebtedness was extended until November 1, 2004 at an interest rate of 6% per annum.

     TransCommunity Bankshares has entered into a lease agreement to rent 14,000 square feet of office space located at 4235 Innslake Drive, Glen Allen, Virginia. This office space, which TransCommunity will begin occupying in the fourth quarter of 2003, will house the corporate operations of TransCommunity as well as elements of Main Street Mortgage and the offices of the new investment advisor subsidiary and the trust operations of the subsidiary Banks. The current corporate offices of TransCommunity will be turned over to Main Street Mortgage for use in its expanding sub-prime lending operation. The minimum lease payments associated with TransCommunity's new office space over the next five years are $0 for 2003, $155,553 for 2004, $229,407 for 2005, $234,060 for 2006 and
$238,763 for 2007. Monthly lease payments of $12,951 are expected to commence in February, 2004.


Capital

     TransCommunity's capital as a percentage of total assets was 18% at September 30, 2003, and 24% at December 31, 2002, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At September 30, 2003, TransCommunity had liquid assets of approximately $11.2 million in the form of cash, federal funds sold and short term investments. Management believes that the liquid assets are adequate at September 30, 2003. Additional liquidity will be provided by the growth in deposit accounts and loan repayments. TransCommunity Bankshares' subsidiary banks also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short term or long term liquidity. Capital expenditures in the near future will be purchased using liquid assets.

    At September 30, 2003, TransCommunity had a cumulative Gap Rate Sensitivity Ratio of 1.89% for the one year repricing period. This generally indicates that earnings would remain stable as interest rates change. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule II.

Employees

    TransCommunity's full time equivalent employees have increased from 52 at December 31, 2002, to 90 at September 30, 2003, including 24 at Bank of Powhatan, 16 at Bank of Goochland, 40 at Main Street and ten at TransCommunity. The number of new employees hired for the duration of 2003 will depend on the continued growth in operations.

Schedule I

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                 2003                         2002
                     ---------------------------     ------------------------
                                Average                Average       Average               Average
                                Balance      Income/    Rates        Balance      Income/   Rates
                                 Sheet      Expense   Earned/Paid     Sheet      Expense  Earned/Paid
ASSETS
   Loans including fees       $46,464,943   $2,621,279   7.52%     $26,469,775   $1,441,449  7.26%
   Federal Funds sold          10,268,163       80,899   1.05%         393,541        5,096  1.73%
   Other investments            6,403,587       83,269   1.73%       5,872,393      195,854  1.45%
                               ----------    ---------   ----       ----------     --------  ----

   Total Earning Assets        63,136,693    2,785,447   5.88%      32,735,709    1,642,399  6.69%
                                             ---------   ----                     ---------  ----

   Allowance for loan losses     (563,647)                            (324,666)
   Non-earning assets           7,479,823                            2,467,934
                               ----------                            ---------

   Total Assets               $70,052,869                         $ 34,878,977
                               ==========                          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest bearing       $ 9,323,047   $   72,523   1.04%   $  5,286,188    $   69,640    1.76%
     Savings                    3,913,590       33,755   1.15%      2,077,577        31,628    2.03%
     All other time
       deposits                32,548,573      702,075   2.88%     15,391,554       427,578    3.70%
                             ------------    ---------  -----    ------------      --------    ----

     Total Deposits            45,785,210      808,353   2.35%     22,755,319       528,846     3.10%


     Other borrowed
       Funds                      503,601       15,216   4.03%      1,487,125        30,070     2.70%
                               ----------    ---------  -----    ------------       -------     ----

     Total Interest Bearing
       Liabilities             46,288,811      823,569   2.37%     24,242,444       558,916     3.07%
                                              --------   ----                       -------     -----

   Non-interest bearing
     Deposits                   7,897,592                           4,605,150
   Other liabilities              246,333                             103,018
                               ----------                            --------

     Total Liabilities         54,432,736                          28,950,612

   Stockholders' Equity        15,620,133                           5,928,365
                             ------------                         -----------

   Total Liabilities and
     Stockholders' Equity    $ 70,052,869                        $ 34,878,977
                              ===========                         ===========

   Net Interest Earnings                  $ 1,961,878                           $1,083,483
                                           ==========                          ===========

   Net Yield on Interest
     Earning Assets                                     4.14%                                  4.41%
                                                        ====                                   ====

Schedule II

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                         INTEREST SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2003


                                      Less than     1 to 5       Over 5
                                        1 Year        Years       Years         Total
Uses of Funds:
Loans:
   Commercial and
    real estate - construction       $10,362,068  $10,246,693   $3,637,472   $24,246,233
   Real estate - mortgage             16,183,387    6,160,620    4,004,242    26,348,249
   Installment                         2,937,777    2,389,731       56,888     5,384,396
                                       ---------    ---------     --------     ---------

   Total Loans                        29,483,232   18,797,044    7,698,602    55,978,878

Federal funds sold                       261,000                                 261,000
Investment securities at cost         12,999,947                              12,999,947
Investment securities at fair value                 3,020,888      788,267     3,809,155
                                      ----------   ----------     --------     ---------

Total                                $42,744,179  $21,817,932   $8,486,869   $73,048,980
                                      ==========   ==========    =========    ==========

Sources of Funds:

Demand Deposits
   Interest bearing                   $9,466,274  $             $            $ 9,466,274
Savings accounts                       4,673,348                               4,673,348
Time Deposits:
   Under $100,000                     14,951,520  12,879,954                  27,831,474
   Over $100,000                      10,454,017   3,777,467                  14,231,484
                                      ----------   ---------    --------      ----------

   Total Deposits                     39,545,159  16,657,421                  56,202,580

Federal funds purchased                1,620,000                               1,620,000
Borrowings                               198,000                                 198,000
                                       ---------   ---------    --------        --------

Total                               $41,363,159  $16,657,421   $             $58,020,580
                                     ----------   ----------    --------      ----------

Discrete Gap                          1,381,020   5,160,511     8,486,869     15,028,400
Cumulative Gap                        1,381,020   6,541,531    15,028,400

Ratio of Cumulative Gap
   to Total Earning Assets                1.89%        8.95%        20.57%
                                     =========    =========    ==========

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

Item 2. Changes in Securites

      TransCommunity was engaged through November 12, 2003, in a non-underwritten registered offering of up to 1,500,000 shares of common stock. The proceeds of the offering have been used to capitalize the Bank of Goochland, and will be used to capitalize the Bank of Louisa, and for other general corporate purposes. The following information is furnished pursuant to Rule 463 and Item 701(f) of Regulation S-B:
      (1) The registration statement on Form SB-2 (no. 333-64566) was declared effective on September 17, 2001. It was amended by post-effective amendment declared effective on May 3, 2002; by an amended prospectus filed under Rule 424(b) on June 6, 2002; by a second post-effective amendment declared effective October 30, 2002; by an amended prospectus filed under Rule 424(b) on November 1, 2002; by a third post-effective amendment declared effective on April 22, 2003; and by an amended prospectus filed under Rule 424(b) on May 1, 2003. By post-effective amendment filed on November 12, 2003, TransCommunity deregistered the remaining shares that had not been sold in the offering.
      (2) The offering commenced on or about September 24, 2001. (3) The offering did not terminate before any securities were sold. (4) (i) The offering has terminated.
            (ii) There was no underwriter in the offering. (iii) The only class of security registered was common stock.

            (iv) The registration statement covered 1,500,000 shares of common stock, initially offered at $10 per share. Effective May 1, 2003, the registration statement was amended to offer the 311,657 shares remaining unsold at $14.00 per share. As of September 30, 2003, TransCommunity had sold 1,225,070 shares, including 36,627 shares at $14.00 per share, and had received gross proceeds of $12,397,608.
             (v) From the effective date of the registration statement to September 30, 2003 (the ending date of the reporting period), the reasonably estimated amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered were: (1) underwriters' discounts and commissions $-0-; (2) finder's fees $-0; (3) expenses paid to or for underwriters $-0-; (4) other expenses (including, advertising, legal and accounting) $676,452; Total expenses $676,452.
                  Except for payments of $60,000 to DPO Holdings, Inc., a consulting firm in which William C. Wiley, an officer and director of TransCommunity, has a majority equity interest, none of such payments were direct or indirect payments to directors or officers of TransCommunity or its associates, or to affiliates of TransCommunity. No portion of the fees paid to DPO Holdings were received, directly or indirectly, by Mr. Wiley. A portion of the Chief Executive Officer's and Chief Operating Officer's salaries totaling $133,867 has been allocated to the offering expenses.
            (vi) The net offering proceeds as of September 30, 2003, after deduction of expenses, was $11,721,156.
            (vii) From January 1, 2003, to September 30, 2003 (the ending date of the reporting period) the amount of net offering proceeds to the issuer were used as follows:
                  1.  construction of plant, building and facilities $-0-
                  2.  purchase and installation of machinery
                      and equipment                                  $-0-
                  3.  purchase of real estate                        $-0-
                  4.  acquisition of other business(es)              $-0-
                  5.  repayment of indebtedness                      $-0-
                  6.  working capital                         $3,982,861
                  7.  temporary investments (to be specified)        $-0-
                  8.  any other purposes for which at least
                      $75,000 has been used                          $-0-
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

                                     TRANSCOMMUNITY BANKSHARES,INCORPORATED
                                     (Registrant)


Date: November 12, 2003               /s/ WILLIAM C. WILEY
                                      ----------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer


Date: November 12 2003                /s/ BRUCE B. NOLTE
                                      ----------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer


Date: November 12 2003                /s/ THOMAS M. CROWDER
                                      ----------------------------
                                         Thomas M. Crowder
                                         Chief Financial Officer