Form 10KSB
period 2003-12-30
TRANSCOMMUNITY BANKSHARES INC
filed 2004-03-29
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

        ANNUAL REPORT (PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934)

    For fiscal year ended December 31, 2003  Commission File Number - 000-33355



          TRANSITION REPORT (PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                                         EXCHANGE ACT OF 1934)



                     TransCommunity Bankshares Incorporated
                 (Name of Small Business Issuer in its charter)

              Virginia                                         54-2032355
     (State of other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                       Identification No.)

                 4235 Innslake Drive                             23060
                   Glen Allen, VA                             (Zip Code)
      (Address of principal executive officers)

                  Issuer's telephone number: (804) 934-9999

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year were $6,424,350.

         As of March 15, 2004, the aggregate market value of the voting stock owned by non-affiliates, based on the sale price of $14 per share, which was the price at which 81,084 shares of common stock were sold by the registrant between May 1, 2003 and November 12, 2003, in a public offering of its shares, was approximately $25.9 million.

         The number of shares of the registrant's common stock outstanding as of March 15, 2004, was 2,067,613.

                        DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement to be delivered in connection with the 2004 Annual Meeting of Shareholders to be held May 25, 2004 are incorporated by reference in Part III of this report.

         TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES [   ]   NO [ X ]

                                TABLE OF CONTENTS
                                                                         Page
                                     PART I

RISK FACTORS AND CAUTIONARY STATEMENTS THAT MAY AFFECT
           FUTURE RESULTS...... ...........................................2

Item 1.       Description of Business........ .............................5

Item 2.       Description of Property.....................................20

Item 3.       Legal Proceedings...........................................21

Item 4.       Submission of Matters to a Vote of Security Holders.........21

                                     PART II

Item 5.       Market for Common Equity and Related Stockholder Matters....21

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................22

Item 7.       Financial Statements........................................34

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................34

Item 8a.      Controls and Procedures.....................................34

                                    PART III

Item 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance With Section 16(a) of the
              Exchange Act..........    .................................34

Item 10.      Executive Compensation.....................................35

Item 11.      Security Ownership of Certain Beneficial Owners
              and Management and Related Stockholder Matters.............35

Item 12.      Certain Relationships and Related Transactions.............35

Item 13.      Exhibits and Reports on Form 8-K...........................35

Item 14.      Principal Accountant Fees and Services.....................36

SIGNATURES                                                               37

FINANCIAL STATEMENTS..............................................      F-1

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

         Bank of Powhatan, N.A. ("Bank of Powhatan"), which opened for business in March, 2000, Bank of Goochland, N.A. ("Bank of Goochland"), which opened for business in November, 2002, and TransCommunity Bankshares Incorporated ("TransCommunity"), which was organized in March, 2001, each have limited operating histories. As a consequence, you have limited financial information on which to base any estimate of our future performance. The financial statements presented in this report may not be as meaningful as those of a company which has a longer history of operations. Because of our limited operating history, you do not have access to the type and amount of information that would be available to a shareholder of a financial institution with a more extended operating history.

TransCommunity and Bank of Goochland expected to experience, significant start-up operating losses.

         The future success of our operations must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment of new banks and related financial services.

         Typically, new banks are not profitable in their first several years of operation. For the years ended December 31, 2000 and 2001, Bank of Powhatan experienced net losses of $147,456 and $550,962, respectively. For the year ended December 31, 2002, Bank of Powhatan reported net income of $315,179, but in 2003, its net income was reduced to $270,010 after accounting for costs of approximately $280,000 associated with the start up of the branch of the Bank of Powhatan established in July 2003 in Louisa County. For the year ended December 31, 2003, Bank of Goochland reported a net loss of $736,409. TransCommunity had consolidated net losses for 2002 and 2003 of $1,196,653 and $2,237,495, respectively. We expect Bank of Goochland and Bank of Louisa, after its spin off in second quarter 2004, will incur losses comparable to those experienced by Bank of Powhatan for their first several years of operations.

Many of the loans in Bank of Powhatan's and Bank of Goochland's loan portfolios are too new to show any signs of problems.

         A significant portion of Bank of Powhatan's loans have been originated in the past two years. All of Bank of Goochland's loans have been originated since November 25, 2002. Although we believe we have conservative underwriting standards, it is difficult to assess the future performance of Bank of Powhatan's and Bank of Goochland's loan portfolios due to the recent origination of many of the loans. As of December 31, 2003, TransCommunity had a consolidated allowance for loan losses of $842,819 (1.27% of total loans), whereas at December 31, 2002, TransCommunity had an allowance for loan losses of $462,200 (1.25% of total loans). At December 31, 2003, TransCommunity had a total of $887,000 in loans 30 to 89 days past due, and $1,198 in loans in non-accrual status. We can give you no assurance that our non-performing or delinquent loans will not adversely affect our future performance.

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

         Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also can affect the value of our loans. An increase in interest rates could adversely affect borrowers' ability to pay the principal or interest on our loans. This may lead to an increase in our nonperforming assets and could have a material and negative effect on our results of operations.

Changes in interest rates could have an adverse effect on our income
(Continued).

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

Dividend policy is affected by multiple conditions.

          Our future dividend policy will depend in large part on the earnings of our subsidiary banks, capital requirements, financial condition and other factors considered relevant by our board of directors.

                                     PART I

Item 1.    Description of Business

General

         TransCommunity Bankshares Incorporated ("TransCommunity") is a community bank holding company headquartered in Glen Allen, Virginia. TransCommunity was formed in March 2001, principally in response to perceived opportunities for serving loan customers and depositors who were left with limited banking choices resulting from the takeovers in recent years of a number of Virginia-based banks by regional bank holding companies. TransCommunity, through its two national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan") and Bank of Goochland, N.A. ("Bank of Goochland"), operates a community banking business in the contiguous counties of Powhatan, Goochland and Louisa, all located on the western side of the Richmond metropolitan area. Bank of Powhatan, with one office in Powhatan County and a branch office operating in Louisa County under the name "Bank of Louisa", opened for business in March, 2000. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. Bank of Goochland, with two offices in Goochland County, opened for business on November 25, 2002. The branch of the Bank of Powhatan operating in Louisa County is scheduled to be "spun off" as a stand alone national bank in the second quarter 2004. The consolidated financial statements of TransCommunity appearing elsewhere in this Form 10-KSB include the operations of the branch office of the Bank of Powhatan in Louisa County from July 14, 2003 through December 31, 2003. At December 31, 2003, TransCommunity had, on a consolidated basis, total assets of $99.75 million, total deposits of $82.67 million, total loans of $66.12 million, and total stockholders' equity of $14.90 million.

         TransCommunity in 2003 established TransCommunity Investment Advisors, Inc., a registered investment advisor subsidiary of the holding company. In January of 2004, TransCommunity applied for and was granted trust banking powers for both Bank of Powhatan and Bank of Goochland. Bank of Louisa is expected to be granted trust banking powers as part of its charter application as a national bank. In the first quarter of 2004 TransCommunity also converted its regulatory status from that of bank holding company to that of "financial holding company" under applicable federal law, thereby permitting the Company to engage in a broader range of financial businesses. Subsequent to the effective date of this change in regulatory status, TransCommunity established TransCommunity Investment Services, Inc. as a subsidiary of the holding company to offer insurance and securities brokerage products and services.. TransCommunity's mortgage banking affiliate, Main Street Mortgage and Investment Corporation ("Main Street"), operates as a wholly owned subsidiary of Bank of Powhatan. Main Street currently operates three offices in the Richmond area and one each in Abingdon, Danville, Lynchburg, Williamsburg and Virginia Beach, Virginia. Main Street also has mortgage loan officers on site in each of TransCommunity's subsidiary banks.

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

         TransCommunity, through its subsidiary national banks, is pursuing and will continue to pursue a community banking strategy by offering a broad range of banking products to individuals, professionals and small to medium-sized businesses, with an emphasis on personalized service and local decision-making authority. TransCommunity will undertake to support this strategy by providing back office, product development, marketing, technology, financial and managerial support. The expansion and growth strategy of TransCommunity includes attracting experienced local management teams, who will have significant decision-making authority at the local bank level, and local independent boards of directors consisting of individuals with strong community affiliations and extensive business backgrounds and business development potential in the identified markets

         TransCommunity seeks to reduce overall operating costs by providing strategic services for its affiliated subsidiaries in several distinct areas,including: bank formation and start-up, information technology, ongoing back room operations, financial reporting and management, product and service development, marketing and regulatory and compliance support. In each of these areas, the resources provided are designated to support the goals of the individual banks as determined by their founders, directors and officers to meet the financial needs of each of the communities that are served.

Bank of Powhatan

         Bank of Powhatan was organized in 1998 and commenced its general banking operations on March 20, 2000, providing services to businesses and individuals in the Powhatan County area. Bank of Powhatan offers a range of commercial and retail banking products and services. Bank of Powhatan also offers state-of-the-art electronic banking services that include access to ATMs worldwide, VISA check cards, telephone banking, and internet banking with bill payment.

         Bank of Powhatan is located on the north side of U.S. Route 60, the county's major east-west highway, near Flat Rock in Powhatan County. Upon the completion of Route 288, which will connect I-64 west of Richmond with I-95 south of Richmond, it will be approximately seven miles west of Route 288's interchange with U.S. Route 60.

         On July 14, 2003, Bank of Powhatan opened a branch office in neighboring Louisa County. This branch does business as "Bank of Louisa." In January, 2004, TransCommunity filed an application with the Comptroller of the Currency seeking a separate national banking charter for Bank of Louisa, N.A., which will acquire this branch office, At the same time, TransCommunity made application to the Federal Reserve Bank of Richmond seeking permission to acquire 100% of the voting shares of the Bank of Louisa, N.A. TransCommunity expects this transaction to be completed during the second quarter of 2004.

         At December 31, 2003, Bank of Powhatan had total assets of $62.20 million, total deposits of $53.77 million and total loans of $44.23 million.

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

George W. Whitlow. Owner, Whitlow Chevrolet, Lexus of Richmond, Whitlow Travel Service, King Pin Lanes, and Fidelity Finance, Richmond, VA.

William C. Wiley. Chairman and Chief Executive Officer, TransCommunity Bankshares Incorporated.

Elwood F. Yates, Jr. Retired.  Former Owner, Yates Ford, Inc., Powhatan, VA.

Bank of Goochland

         Bank of Goochland opened for business on November 25, 2002, in a newly renovated leased facility at historic Goochland Courthouse, providing services to businesses and individuals in the Goochland County area. Bank of Goochland offers a range of commercial and retail banking products and services. Bank of Goochland also offers state-of-the-art electronic banking services that include access to ATMs worldwide, VISA check cards, telephone banking, and internet banking with bill payment.

         On October 20, 2004, Bank of Goochland opened its new permanent headquarters office in Centerville on U.S. Route 250, retaining the previous Courthouse headquarters location as a branch office. The new headquarters location is on a heavily traveled route used by Goochland County residents in their commute to and from work in the Richmond area, six miles west of Innsbrook, a significant business community in western Henrico County. This new 9,500 square foot facility is geared to meet the broad financial needs of the Goochland community and to assist in offering the full range of banking and financial services to include asset management, trust banking, securities brokerage and insurance products.

         At December 31, 2003, Bank of Goochland had total assets of $35.5 million, total deposits of $31.5million and total loans of $21.9 million.

         The members of the Board of Directors of the Bank of Goochland are as follows:

Thomas M. Crowder. Chief Financial Officer and Director, TransCommunity Bankshares Incorporated.

Neil P. Farmer.  President, Farmer Properties, Inc., Richmond, VA.

Stan A. Fischer.  President, Fischer Business Interiors, Inc., Goochland, VA.

W. Daniel Holly, III. Managing Member, Triad Demolition, LLC, Richmond, VA, Managing Member, Triad Disposal, LLC, Chesapeake, VA.

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

Troy A. Peery,Jr. President, Peery Enterprises, Manakin-Sabot, VA; Director, TransCommunity Bankshares Incorporated.

William H. Talley, III. President, Bill Talley Ford, Inc., Richmond, VA.

Robin Traywick Williams. Former Chairman, Virginia Racing Commission, Richmond, VA.; Director, TransCommunity Bankshares Incorporated.

Bank of Louisa

         Bank of Louisa was initially established in July 2003 as a branch office of the Bank of Powhatan in a renovated office on Main Street in the Town of Louisa. The branch is scheduled to be acquired by the Bank of Louisa, N.A. (in organization) in the second quarter 2004, following receipt of all required regulatory approvals. The permanent main office for Bank of Louisa, also located on Main street in the Town of Louisa, is under construction and is expected to be completed in the third quarter of 2004.

         The Board of Directors for the Bank of Louisa, N.A. (in organization) are as follows:

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

Wallace L. Tingler. CPA. President and Chief Executive Officer, William A. Cooke, Inc., Louisa, VA; retired Partner, Tingler & Miller, LLP.

Elizabeth P. Wilson. Retired. Former Teacher, Louisa County, VA; Feature Writer, The Central Virginian, Louisa, VA.
        ---------------------

H. Manning Woodward, III. Owner, Woodward Insurance Agency, Louisa, VA.

George D. Yancey. President & CEO-designate, Bank of Louisa, N.A., Louisa, VA.


Main Street Mortgage and Investment Corporation

         On January 1, 2001, Bank of Powhatan acquired Main Street Mortgage and Investment Corporation ("Main Street"), a privately-owned mortgage banking company, which it operates as a wholly owned subsidiary. With its main office in western Henrico County, Main Street offers an array of residential and commercial mortgage products through a network of lenders and institutional investors. In addition to three offices in the Richmond area, Main Street also has offices in Abingdon, Danville, Lynchburg, Williamsburg and a newly established office in Virginia Beach, Virginia. Main Street also has mortgage loan officers on site in each of TransCommunity's subsidiary banks. Main Street has 47 full time employees. During 2003, Main Street originated mortgage loans of approximately $111 million and generated gross revenues of $2.2 million.

         As a mortgage broker, Main Street earns its revenue primarily from fees from lenders for originating loans that meet certain underwriting criteria. It also originates conforming first deed of trust residential loans for sale in the secondary market, as well as second deed of trust loans, equity lines, and non-conforming residential and commercial real estate loans for sale to institutions and private investors. In 2003 Main Street also expanded its mortgage lending operations into the sub-prime market.

Market Areas of the Banks

         TransCommunity's target markets include Powhatan County, Goochland County, and Louisa County, Virginia. These counties are located to the west and northwest of Richmond, Virginia and the commercial centers in these counties range from 15 to 50 miles from downtown Richmond. TransCommunity, with independent banks or banking offices now operating in all three counties, is well positioned geographically between the Richmond, Charlottesville, Lynchburg and Northern Virginia markets. Powhatan and Goochland will be even more closely connected with the opening of the western segments of Route 288 which spans the James River. As a result, Powhatan's close proximity to the West Creek commercial and industrial park development in Goochland County will be enhanced. In addition, Louisa County, which adjoins Goochland County, provides TransCommunity with a strategic doorway into Northern Virginia as much of the growth in Louisa is derived from that area.

Marketing

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

         TransCommunity's recent introduction of asset management, trust banking, securities brokerage and insurance services is intended to complement the traditional banking services outlined above. These more sophisticated financial services are not available at many community banks because of the entry cost barriers. We feel the combination of our personal service with a full complement of financial services will develop a high number of profitable multi service customers within our banking network.

Competition

         Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Virginia law permits statewide branching by banks. Consequently, commercial banking in Virginia is highly competitive. Many large banking organizations, most of which are controlled by out-of-state holding companies, currently operate in the Richmond, Virginia metropolitan area, and at least one such organization operates offices in each of TransCommunity's targeted market areas. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Legislation enacted in recent years, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of federal legislation, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in TransCommunity's targeted market areas. See "Government Supervision and Regulation--Interstate Banking and Branching."

         Each of the Banks faces competition from other banks, as well as thrift institutions, consumer finance companies, insurance companies and other institutions in the Banks' respective market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the Banks. Some of these competitors also have broader geographic markets and substantially greater resources and lending limits than the Banks and offer certain services that the Banks are not expected to provide in the near term. In addition, certain of these competitors have numerous branch offices located throughout the market area surrounding the market areas of the Banks that TransCommunity believes may provide these competitors with an advantage in geographic convenience that the Banks do not have at present. Such competitors may also be in a position to make more effective use of media advertising, support services, and electronic technology than can the Banks.

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

General

         As a "financial holding company," TransCommunity is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA") and its examination and reporting requirements. Under the BHCA, a financial holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any additional bank, or merge, or consolidate with another bank holding company without the prior approval of the Federal Reserve Board.

         The earnings of TransCommunity's subsidiaries, and therefore TransCommunity's earnings, are affected by general economic conditions, management policies and legislative and governmental actions of various regulatory authorities, including the Federal Reserve, the Comptroller of the Currency and the FDIC. In addition, federal law governs the activities in which the Banks may engage, the investments they may make, and limits the aggregate amount of loans that may be granted to one borrower to 15% of a bank's capital and surplus. Various consumer and compliance laws and regulations also affect the Banks' operations.

         The OCC conducts regular examinations of each Bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, each Bank must furnish the OCC with periodic reports containing a full and accurate statement of its affairs.

Payment of Dividends

         TransCommunity is a legal entity separate and distinct from its Banks. For the near-term future, a significant portion of the revenues of TransCommunity will depend upon dividends or fees paid to TransCommunity by the Banks. Prior regulatory approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank's net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

         Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debts in excess of the bank's allowance for loan losses. That means that each Bank must recover any start-up losses before it may pay a dividend to TransCommunity.

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

         The Company's consolidated actual and required capital amounts and ratios for the year ended December 31, 2003 are shown in Note 18 of the Notes to TransCommunity's financial statements included herein.

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

Other Safety and Soundness Regulations

         There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by Federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event the depository institution becomes in danger of default or is in default. For example, the "cross-guarantee" provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the BIF as a result of the default of a commonly controlled insured depository institution or for any assistance provided by the FDIC to a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the Bank Insurance Fund ("BIF"). The FDIC's claim for reimbursement is superior to claims of shareholders of the insured depository institution or its holding company but is subordinate to claims of depositors, secured creditors and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution.

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

Sarbanes-Oxley Act of 2002

         TransCommunity is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the "SEC"). As an Exchange Act reporting company, TransCommunity is directly affected by the recently enacted Sarbanes-Oxley Act of 2002 ("SOX"), which is aimed at improving corporate governance and reporting procedures. TransCommunity is already complying with applicable new SEC and other rules and regulations implemented pursuant to the SOX and intends to comply with any applicable rules and regulations implemented in the future. Because the stock of TransCommunity is not listed on any national securities exchange or quoted on the NASDAQ Market System, certain provisions of SOX, and the regulations adopted or to be adopted thereunder, do not currently apply to TransCommunity.

Employees

         At December 31, 2003, TransCommunity had 100 full-time equivalent employees, including 18 at Bank of Powhatan, 10 at Bank of Goochland, 47 at Main Street and 11 at the holding company headquarters. At December 31, 2002, TransCommunity had 52 full-time equivalent employees, including 12 at Bank of Powhatan, 24 at Main Street and six at TransCommunity. The number of new employees hired during 2004 will depend on the continued growth in operations of our Bank subsidiaries and newly opened financial services subsidiaries.

Executive Officers of the Registrant

Name (Age)                      Business Experience Past Five Years

William C. Wiley (58)           Chairman of the Board and Chief Executive
                                Officer of TransCommunity, since March 2001;
                                Chairman, Bank of Powhatan, Powhatan, Virginia,
                                March 2000-December 2002.

Bruce B. Nolte (57)             President and Chief Operating Officer of
                                TransCommunity since June 2001;  President of
                                TransCommunity from May - June 2001; Executive
                                Vice President and General Counsel of First
                                Horizon Strategic Alliances, Inc., a subsidiary of First Tennessee Bank, N.A., from July 1995 to
                                May 2001.

Thomas M. Crowder (48)          Chief Financial Officer of TransCommunity since
                                February 1, 2003; Executive Vice President,
                                Guilford Company (investment management),
                                Richmond, Virginia, from March 1989 to February
                                2003.


Item 2.    Description of Property

         TransCommunity's headquarters are located in approximately 14,000 square feet of leased space at 4235 Innslake Drive, Glen Allen, Virginia. This new office space was leased in September 2003 and the offices were occupied December 23, 2003. The lease is for 10 years with abatement of rent on 4,000 square feet for one year from the occupancy date.

         The Bank of Powhatan is located at 2320 Anderson Highway, Powhatan, Virginia. The Bank's building, which is of new construction, is a two-story brick structure, containing approximately 6,000 square feet. It has four teller stations, three drive-through windows and a drive-up ATM and night depository. The Bank owns this property.

         In July, 2003, Bank of Powhatan established a branch office in Louisa County located at 105 West Main Street, Town of Louisa, Virginia. This 1000 square foot facility is leased from the chairman of the organizing board of directors of the proposed Bank of Louisa,. The initial term of the lease is for 12 months with no monthly rent for the first 12 months, and $1000 per month thereafter. Pursuant to this lease agreement, TransCommunity made certain improvements to the interior and exterior of the leased premises, including the addition of an ATM and night depository facility. It is anticipated that the obligations under this lease will be assumed by the Bank of Louisa, N.A. following receipt by the bank of its separate national banking charter in the second quarter of 2004.

         The Bank of Goochland is located at 100 Broad Street Road, Manakin-Sabot,Virginia. The Bank's main office building, which is of new construction, is a two story brick structure containing approximately 9,500 square feet. It has five teller stations, two drive-through windows and a drive-up ATM and a night depository. The Bank owns this property.

         The Bank of Goochland also operates a branch office in a leased facility located at Goochland Courthouse, containing approximately 1,400 square feet. The term of this lease is five years.

         Main Street Mortgage leases approximately 3,100 square feet of office space at a modern office building at the intersection of Parham and Three Chopt Roads in western Henrico County and now also occupies 2,800 square feet of leased office space previously occupied by TransCommunity located 9025 Forest Hill Avenue Richmond, Virginia. Main Street also leases office space for its branch offices located in Abingdon, Danville, Lynchburg, Williamsburg and Virginia Beach, Virginia.

         In 2002, TransCommunity purchased a two acre parcel in the Town of Louisa as a site for the Bank of Louisa for $200,000. The trustee of the trust that sold this property to TransCommunity is a member of the organizing board of directors of the Bank of Louisa. In connection with this purchase TransCommunity's board received two independent appraisals regarding the parcel, and believes that the terms of the purchase are equal to or better than the terms that might be available for similar property purchased from an unrelated third party. In connection with this purchase, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. On November 14, 2003, the parties extended the term of this note for one additional year at an interest rate of 6%. It is anticipated that this obligation will be assumed by the Bank of Louisa, N.A., following receipt by that bank of its national banking charter.


Item 3.   Legal Proceedings

         In the ordinary course of operations, TransCommunity and subsidiaries expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against TransCommunity or any subsidiary which, if determined adversely, would have a material effect on the business, results of operations, or financial position of TransCommunity or any subsidiary.

Item 4.    Submission of Matters to a Vote of Security Holders

         During the quarter ended December 31, 2003, no matters were submitted for a vote of security holders.


                                     PART II

Item 5.    Market for Common Equity and Related Stockholders Matters

         (a) Presently, there is no active public trading market for TransCommunity's common stock. TransCommunity is aware of infrequent trades of its stock privately or in the over-the-counter market. TransCommunity's transfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572.

         (b) On March 15, 2004, TransCommunity had approximately 2,800 shareholders.

Item 5.   Market for Common Equity and Related Stockholders Matters (Continued)

         (c) TransCommunity has not declared or distributed any cash dividends to its shareholders, and it is not likely that any cash dividends will be declared for several years. The Board of Directors of TransCommunity intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of TransCommunity and its subsidiaries for the foreseeable future. The future dividend policy of TransCommunity is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. TransCommunity's ability to distribute cash dividends will depend substantially upon the Banks' abilities to pay dividends to TransCommunity. As national banks, the Banks will be subject to legal limitations on the amount of dividends each is permitted to pay. Furthermore, neither the Banks nor TransCommunity may declare or pay a cash dividend on their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See "Government Supervision and Regulation--Payment of Dividends."


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-K. In addition to the historical information contained herein, this report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of TransCommunity Bankshares, Inc. and its subsidiaries, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will," or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

                                    Overview

         The following is management's discussion and analysis of the financial condition and results of operations of TransCommunity as of and for the years ended December 31, 2003 and 2002. This discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

TransCommunity Bankshares Incorporated

         TransCommunity Bankshares Incorporated ("TransCommunity" or the "Company") is a community bank holding company headquartered in Glen Allen, Virginia. The Company was organized as a Virginia corporation in March 2001, and became a bank holding company effective August 15, 2001. Effective February 25, 2004, TransCommunity became a financial holding company pursuant to the Graham-Leach Bliley amendments to the Bank Holding Company Act. TransCommunity operates a community banking business through its two national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan") and Bank of Goochland, N.A. ("Bank of Goochland"). TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. Bank of Goochland, with two offices in Goochland County, opened for business on November 25, 2002. The consolidated financial statements of TransCommunity appearing elsewhere in this Form 10-KSB include the operations of the Bank of Goochland and the Bank of Powhatan, plus the newly-opened Louisa branch office of the Bank of Powhatan from July 14, 2003 through December 31, 2003. At December 31, 2003, TransCommunity had, on a consolidated basis, total assets of $99.7 million, total deposits of $82.7 million, total loans of $66.1 million, and total stockholders' equity of $14.9 million.

Bank of Powhatan and Main Street Mortgage and Investment Corporation


       Bank of Powhatan was organized as a national bank in 1998 and commenced its general banking operation on March 20, 2000. On August 15, 2001, Bank of Powhatan became a wholly owned subsidiary of TransCommunity through a statutory share exchange transaction. For the years 2003 and 2002, Bank of Powhatan earned net income of $270,010 and $315,179, respectively. The Bank had total deposits of $53.8 million and loans of $44.2 million at December 31, 2003. The earnings of the Bank of Powhatan for the year 2003 were adversely impacted by losses of $282,000 associated with the start up of the branch office in Louisa County. This office opened for business on July 14, 2003. Upon completion of the organization of Bank of Louisa, N.A. ("Bank of Louisa"), this branch will become the main office of Bank of Louisa. This transaction is expected to be completed during the second quarter of 2004. For the period between July 14, 2003 and December 31, 2003, the Louisa branch office had been able to generate deposits of $5,696,146 and loans of $1,119,426. The financial results for the Louisa branch are incorporated into the results for the Bank of Powhatan.

         On January 1, 2001, the Bank acquired Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), a mortgage banking company, as a wholly owned subsidiary. During 2003, Main Street Mortgage originated approximately $111 million in mortgage loans, an increase of $23 million over 2002. For 2003, Main Street Mortgage incurred operating losses in the amount of $62,528, as compared with operating losses incurred of $22,208 for 2002. During 2003, gross fees from originations of real estate mortgage transactions increased 63.5% to $1,905,529, compared with $1,165,140 for 2002, and other income, which includes processing and referral fees, increased 30.0% to $245,473 from $188,780 for 2002. The financial results for Main Street Mortgage are incorporated into the results for Bank of Powhatan.

         Selected consolidated financial information regarding Bank of Powhatan follows:

                                                      (In Thousands)
                                                        December 31,
               Type                                2003             2002
               ----                                ----             ----

         Loans                                   $ 44,228         $ 36,110
         Investments                                9,764            1,199
         Deposits                                  53,773           34,111
         Capital                                    6,446            6,185

Bank of Powhatan's consolidated income as a percentage of year-end assets and equity is as follows:

                                                   Year Ended December 31,
                                                    2003              2002
                                                    ----              ----

         Return on Assets (ROA)                     .44 %             .73 %
         Return on Equity (ROE)                    4.19 %            5.10 %

Bank of Goochland

         Bank of Goochland was organized as a national bank in 2002 and commenced its general banking operations on November 25, 2002. During the year ended December 31, 2003, Bank of Goochland had a net loss of $736,409, as compared with a net loss of $460,822 for the period from November 25 (commencement of operations) through December 31, 2002. At December 31, 2003, Bank of Goochland had deposits of $31,458,801 and loans of $21,891,659.

         Selected financial information regarding Bank of Goochland at December 31, 2003 follows:

                                                      (In Thousands)
                                                        December 31,
               Type                                2003             2002
               ----                                ----             ----

         Loans                                  $ 21,892          $   545
         Investments                               9,989            2,999
         Deposits                                 31,459            2,960
         Capital                                   4,003            4,739


Bank of Goochland's loss as a percentage of year-end assets and equity is as follows:

                                                   Year Ended December 31,
                                                  2003                 2002
                                                  ----                 ----

         Return on Assets (ROA)                  (2.07) %            (5.93) %
         Return on Equity (ROE)                 (18.40) %            (9.72) %


                          Critical Accounting Policies

         Certain critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. Our single most critical accounting policy relates to our allowance for loan losses, which reflects the estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional allowances might be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the discussion on "Provision for Loan Losses" below.

                  Results of Operations and Financial Condition

Consolidated

Net Loss/Income

         For the years ended December 31, 2003 and 2002, TransCommunity incurred net losses of $2,237,495 and $1,196,653, respectively. Of the net losses for 2003 and 2002, $1,807,196 and $1,065,529, respectively, represented organizational and start up expenses of TransCommunity. Bank of Powhatan had consolidated net income of $270,010 for the year ended December 2003, including operating losses of $62,528 for Main Street. Additionally, the net losses incurred by TransCommunity in 2003 included $736,409 in losses incurred by Bank of Goochland. Schedule I presents selected consolidated financial data for TransCommunity for 2003 and 2002.

Net Interest Margin

         TransCommunity's net interest margin was 4.16% for the year 2003, compared with 4.43% for the year 2002. The loan portfolio grew 78.14% from the amount at December 31, 2002. Deposits increased 125.20% for the same period. The net interest margin for the year ended December 31, 2003, compares favorably with other commercial banks in our market area. As the amount of interest bearing deposits increases in relationship to interest free capital, our net interest margin will likely decrease.

         The consolidated net interest margin analysis and average balance sheets are shown in Schedule II and the effect of rate-volume change on net interest income is shown in Schedule III.

Provision for Loan Losses

         TransCommunity's consolidated provision for loan losses in 2003 was $385,595, resulting in a total allowance for loan losses at December 31, 2003 of $842,819 (1.27% of total loans). In comparison, the provision for loan losses was $227,200 in 2002, resulting in an allowance for loan losses at December 31, 2002 of $462,200 (1.25% of total loans). The 71.04% increase in the consolidated provision for loan losses, and the 82.35% increase in the consolidated allowance for loan losses were the result of the continued growth of the loan portfolios at TransCommunity's subsidiary banks. The allowance for loan losses is evaluated on a regular basis by management. Such evaluation is based upon management's periodic review of the collectibility of loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is calculated using risk factors depending on the type of borrower and whether a loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. In addition, an allowance is established for problem loans individually or by grouping. The methodology used by TransCommunity's subsidiary banks to calculate the provision for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any material potential problem loans as of December 31, 2003. As TransCommunity's subsidiary banks mature, this evaluation methodology will be adjusted to reflect actual experience.

Noninterest Income

         Noninterest income increased from $1,506,565 for 2002 to $2,433,452 for 2003. The increase is due to an increase in commissions and other income received by Main Street of 37.05% and an increase in fees received by the Banks of 85.05%. During 2003 and 2002, Main Street originated loans of approximately $111 million and $83 million, respectively. The increase in service charges and fees received by the Banks is consistent with their growth in deposits. Noninterest income as a percentage of average assets for 2003 and 2002 was 3.22% and 3.83%, respectively.

Noninterest Expense

         Noninterest expense increased from $4,024,262 for 2002 to $7,116,563 for 2003. The increase in noninterest expense during 2003 resulted in significant part from the addition of 48 new employees. These additional employees were necessary to support the opening of the main headquarters of the Bank of Goochland, the establishment of the Bank of Powhatan branch office in Louisa County, as well as to support the continued growth of Bank of Powhatan, Bank of Goochland and Main Street Mortgage . The expenses of Main Street Mortgage are mostly salaries and commissions related to the origination of mortgage loans. The expenses of the holding company headquarters relate mainly to start up costs of the holding company, and the costs associated with the establishment of Bank of Goochland and the proposed Bank of Louisa. Overall, noninterest expense as a percentage of average assets decreased from 10.22% in 2002 to 9.41% in 2003.

Income Taxes

         No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current period.


Investment Portfolio

         Total investment securities of TransCommunity increased from $4,198,980 at December 31, 2002 to $19,753,470 at December 31, 2003. The Company invests in
U. S. Agency securities in order to maintain a high level of earning assets, provide liquidity and to secure public deposits. Management strives to structure the maturities of investments to meet projected liquidity needs, manage interest rate sensitivity and maximize earnings. Schedules showing the book value, maturities and weighted average interest rates of the investment portfolio are shown in Note 4 to the Company's consolidated financial statements.

Loans

         Total loans increased $29,002,743 during 2003 to $66,119,683 at December 31, 2003.

         Loans by type are shown in the following schedule:

                                                        (In Thousands)
                                                          December 31,
               Type                                  2003             2002
               ----                                  ----             ----

         Commercial, financial, and agricultural   $ 28,095      $   15,653
         Real estate -construction                   16,187           6,379
         Real estate -mortgage                       13,357           8,320
         Installment loans to individuals             8,481           6,765
                                                   ---------       ---------

         Total loans                              $  66,120        $ 37,117
                                                   ========         =======

Concentration of Credit Risk

         TransCommunity has a concentration of loans to borrowers involved in construction and land development. Loans to these borrowers amounted to approximately 24% of the total loan portfolio at December 31, 2003.

Non-accrual, Past Due and Restructured Loans

         At December 31, 2003, TransCommunity did not have any loans classified as restructured or past due more than 90 days. Loans in the amount of $1,198 were in a nonaccrual status as of December 31, 2003. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

         The following table shows the allocation for the allowance for loan losses at:

                                                   December 31, 2003               December 31, 2002

                                                              Percent of                        Percent of
                                                             loans in each                     loans in each
Balance at the end of each period                             category to                       category to
 Applicable to                                 Amount         total loans        Amount         total loans
--------------                                 ------         -----------        ------         -----------

Loans:
    Commercial                            $     438,265            43%       $     239,134            43%
    Real estate - construction                  202,276            24%              78,574            17%
    Real estate - mortgage                      109,566            20%              76,794            22%
    Installment                                  92,712            13%              71,698            18%
                                           ------------      ---------        ------------      ---------

    Total Allowance for
       Loan Losses                        $     842,819           100%       $     462,200           100%
                                           ============      =========        ============      =========

Premises and Equipment

         Premises and equipment increased from $2,649,838 at December 31, 2002 to $5,756,547 at December 31, 2003.

         On February 14, 2003, TransCommunity purchased from an unrelated third-party for $850,000, approximately two acres, located at the intersection of U.S. Route 250 and State Route 621 in the Centerville area of Goochland County, as a permanent main office location for Bank of Goochland. Subsequently, TransCommunity transferred this property to Bank of Goochland. The office was completed and opened for business on October 20, 2003. Total construction costs incurred through December 31, 2003 were $1,646,274.

         In 2002, TransCommunity purchased for $200,000 a two acre parcel in the Town of Louisa, Virginia as a site for the proposed Bank of Louisa. In connection with this transaction, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. On November 14, 2003, the parties agreed to extend the term of this note for one year at an interest rate of 6%. It is anticipated that this obligation will be assumed by the Bank of Louisa following receipt by that bank of its separate national banking charter expected in the second quarter of 2004.

         Construction in progress at December 31, 2003 includes architectural and engineering costs of $111,936 associated with the development of plans for the construction of the proposed main office location for Bank of Louisa.

Deposits

         TransCommunity's deposits increased $45.9 million during 2003 to $82.7 million at December 31, 2003. A schedule of deposits by type is shown in the Company's consolidated statements of financial condition. Time deposits of $100,000 or more equaled 24.17% of total time deposits at December 31, 2003.

Capital

         TransCommunity's capital as a percentage of total assets was 15% at December 31, 2003, and 24% at December 31, 2002, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

         At December 31, 2003, TransCommunity had liquid assets of approximately $10.4 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at December 31, 2003. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments. TransCommunity's bank subsidiaries, Bank of Powhatan and Bank of Goochland, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. As described in Note 9 to the Company's Consolidated Financial Statements, TransCommunity has established a secured line of credit of $1,250,000 to use for working capital of which $250,000 was available at December 31, 2003. Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the TransCommunity's short term or long term liquidity. Bank premises and equipment in the near future will be purchased using liquid assets.

         At December 31, 2003, TransCommunity had a negative cumulative Gap Rate Sensitivity Ratio of 7.42% for the one year repricing period. This generally indicates that earnings would improve in a declining interest rate environment as liabilities reprice more quickly than assets. Conversely, earnings would probably decrease in periods during which interest rates are increasing. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank.

       Schedule IV contains an interest sensitivity analysis, which shows the repricing opportunities of earning assets and interest bearing liabilities. The analysis is based on contractual terms and does not consider customer responses to changing interest rates.

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

         Our first bank, Bank of Powhatan, experienced losses during 2000 and 2001, although its deposit base and loan portfolio grew rapidly during this period. During 2002, in its eighth quarter of operation, Bank of Powhatan began to generate an operating profit, and that trend continued throughout the remainder of 2002, as shown in the chart below:

                  2002                   Bank of Powhatan - Net (Loss) Income

         Quarter ended March 31                     $     (31,645)
         Quarter ended June 30                             55,480
         Quarter ended September 30                       140,485
         Quarter ended December 31                        150,859
                                                      -----------

         Year Ended December 31                      $    315,179
                                                      ===========

                  2003                   Bank of Powhatan - Net (Loss) Income

         Quarter ended March 31                     $     210,066
         Quarter ended June 30                            196,165
         Quarter ended September 30                      (54,726)
         Quarter ended December 31                       (81,497)
                                                     -----------

         Year Ended December 31                     $    270,010
                                                     ===========

         Net Income in the third and fourth quarters of 2003 declined due to expenses associated with opening a branch office in Louisa County, Virginia and losses incurred in its subsidiary, Main Street Mortgage. Losses in Main Street Mortgage were attributable to the establishment of new branch offices in Abington, Danville, Williamsburg, Virginia Beach and two additional offices in Richmond. Main Street was also negatively impacted by significant power and business interruption as a result of Hurricane Isabel which impacted Main Street Mortgage's operations from September 2003, through year-end. Main Street Mortgage's net loss for 2003 was $62,528 and the net loss for the Louisa branch of Bank of Powhatan was $282,066.

         Management anticipates that Bank of Powhatan will experience continued growth in 2004, and that by year-end Bank of Powhatan will be positioned to pay a dividend to TransCommunity.

         Likewise, we anticipate that our newest bank subsidiary, Bank of Goochland, as well as future de novo banks we may establish (including Bank of Louisa), will initially experience operating losses as they establish their customer base, but that each institution will reach profitability as they execute TransCommunity's community banking strategy and take advantage of the operational cost savings afforded by using TransCommunity's common operating platform. Additionally, TransCommunity's new Financial Services division, offering asset management, trust banking, securities brokerage and insurance will begin generating revenues during 2004, and expects to contribute to TransCommunity's profitability in the years ahead.. Nevertheless, it may be several years before TransCommunity will be able to show a profit on a consolidated basis.

Parent Company Only

         During the years ended December 31, 2003 and 2002, TransCommunity incurred operating expenses of $1,807,196 and $1,065,529, respectively. A list of those expenses by type is shown in the statement of operations for TransCommunity included in Note 26 to the Company's consolidated financial statements.

                                                                    SCHEDULE I

                     TRANSCOMMUNITY BANKSHARES INCORPORATED

       The following table provides consolidated data for TransCommunity for the years ended December 31, 2003 and 2002:


Income Statement Data:                2003                        2002
                           (In thousands, except ratios and per share amounts)

Net interest income            $       2,831                $       1,548
Provision for loan losses                386                          227
Noninterest income                     2,433                        1,507
Noninterest expenses                   7,117                        4,024
Income tax expense                         0                            0
Net loss                              (2,237)                      (1,197)

Per Share Data:
Net loss                               (1.19)                       (1.05)
Cash dividends                          N/A                          N/A
Book value                              7.29                         7.77
Average shares outstanding         1,887,458                    1,143,262

Balance Sheet Data:
Assets                                99,924                       51,123
Loans, net of unearned income
    and allowance for loan losses     65,277                       36,655
Total investment securities           19,753                        4,198
Deposits                              82,675                       36,712
Stockholders' equity                  15,073                       12,471

Operating Ratios:

Net loss on average assets             (2.96)%                      (3.04)%
Net loss on average equity            (16.22)%                     (14.06)%
Dividend payout ratio                   N/A                          N/A

Capital Ratios:
Bank Only
    Leverage                              20%                         30%
    Risk-based:
      Tier 1 capital                      21%                         46%
      Total capital                       22%                         47%
Consolidated
    Total equity to total assets          15%                         24%

Average equity to average assets          18%                         26%


                                                                                                     SCHEDULE II

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                 2003                                      2002
                               ---------------------------------------     -------------------------------------
                                                               Average                                       Average
                             Average           Interest         Rates        Average        Interest          Rates
                             Balance           Income or      Earned or      Balance        Income or       Earned or
                              Sheet             Expense         Paid          Sheet          Expense          Paid
Assets:
   Loans (including
     fees)                 $50,313,503        $ 3,728,989       7.41%      $28,913,455     $ 2,077,370        7.18%
   Federal funds
     sold                   10,207,996            104,297       1.02%          847,712          12,202        1.44%
   Investments               7,509,310            157,612       2.10%        5,181,459         215,689        4.16%
                          ------------         ----------      -----       ------------     ----------       ------

   Total Earning
     Assets                 68,030,809          3,990,898       5.87%       34,942,626       2,305,261        6.60%
                                               ----------     ------                        ----------       ------
   Allowance for
     loan losses              (610,945)                                       (355,722)
   Non-earning
     assets                  8,191,331                                       4,771,473
                          ------------                                    ------------

Total Assets               $75,611,195                                    $ 39,358,377
                          ============                                    ============

Liabilities and Stockholders' Equity:
   Deposits:
     Demand: Interest-
       bearing             $12,334,099        $    89,175      .72%$      $  5,542,580      $   90,421       1.63%
     Savings
       deposits              4,281,632             48,203     1.13%          2,262,494          41,590       1.84%
     Other time
       deposits             35,872,497          1,003,718     2.80%         16,497,351         587,222       3.56%
                          ------------        -----------     ----         -----------      ----------      ------

   Total Deposits           52,488,228          1,141,096     2.17%         24,302,425         719,233       2.96%

   Other borrowed
     funds                     451,940             18,591     4.11%          1,485,184          37,784       2.54%
                          ------------        -----------    -----         -----------      -----------     ------

   Total interest-bearing
     liabilities            52,940,168          1,159,687     2.19%         25,787,609          757,017       2.94%
                                              -----------    -----                          -----------    -------

   Noninterest-bearing
     deposits                8,619,143                                      4,842,353
   Other
     liabilities               257,574                                        219,305
                          ------------                                    -----------

   Total
     Liabilities            61,816,885                                     30,849,267

   Stockholders'
     equity                 13,794,310                                      8,509,110
                          ------------                                    -----------

Total Liabilities
   And Stockholders'
     equity                $75,611,195                                   $ 39,358,377
                          ============                                   ============

   Net Interest Earnings                     $  2,831,211                                   $ 1,548,244
                                             ============                                    ==========

   Net Yield on Interest-
     Earning Assets                                           4.16%                                          4.43%
                                                             ======                                          ====

                                                                  SCHEDULE III

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
               EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
                            (In thousands of dollars)

                                            2003 Compared to 2002
                                             Increase (Decrease)
                                   Volume             Rate            Total
 Interest Income

 Assets:
    Loans (including fees)       $1,536,523         $ 115,096       $1,651,619
    Federal funds sold              134,788           (42,693)          92,095
    Investments                      96,839          (154,916)         (58,077)
                                  ---------          --------        ---------
    Total earning assets          1,768,150           (82,513)       1,685,637
                                  ---------          --------        ---------

 Interest Expense
    Demand deposits                  110,702         (111,948)          (1,246)
    Savings                           37,152          (30,539)           6,613
    Time Deposits                    689,755         (273,259)         416,496
                                  ----------         --------        ---------
    Total deposits                   837,609         (415,746)         421,863

 Other borrowed funds                (35,027)          15,834          (19,193)
                                  ----------         --------        ----------
    Total interest-bearing
      liabilities                    802,582         (399,912)         402,670
                                  ----------         --------        ---------

 Net Interest Earnings            $  965,568        $  317,399      $1,282,967
                                  ==========         =========       =========


                                              2002 Compared to 2001
                                               Increase (Decrease)
                                   Volume             Rate            Total
 Interest Income

 Assets:
    Loans (including fees)        $2,094,471        $ (892,408)     $1,202,063
    Federal funds sold               (80,107)          (21,131)       (101,238)
    Investments                      (77,130)          (95,956)       (173,086)
                                  ----------         ---------       ---------
    Total earning assets           1,937,234         1,009,495)        927,739
                                  ----------         ---------       ---------

 Interest Expense
    Demand deposits                   79,910           (53,083)         26,827
    Savings                           39,807           (20,420)         19,487
    Time Deposits                    390,818          (311,630)         79,188
                                  ----------         ---------       ---------
    Total deposits                   510,635          (385,133)        125,502

 Other borrowed funds                118,182           (89,942)         28,240
                                   ---------         ---------       ---------
    Total interest-bearing
      liabilities                    628,817          (475,075)        153,742
                                    --------         ---------       ---------

 Net Interest Earnings            $1,308,417        $ (534,420)     $  773,997
                                  ==========        ==========      ==========


Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

                                                                   SCHEDULE IV

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          INTEREST SENSITIVITY ANALYSIS

                          Less than       1 to 5         Over 5
                            1 Year         Years          Years        Total
                            ------         -----          -----        -----
Uses of Funds:

Loans:
    Commercial and
      real estate -
         construction    $11,682,826    $12,173,465    $ 3,929,889  $27,786,180
    Real estate -
       mortgage           19,403,851      7,992,023      4,657,502   32,053,376
    Installment            3,242,994      2,798,740        238,392    6,280,126
                           ---------      ---------    -----------  -----------

    Total Loans           34,329,671     22,964,228      8,825,783   66,119,682

Federal funds sold           186,000                                    186,000
Investment securities
    at cost               12,489,180      1,999,845      2,950,000   17,439,025
Investment securities
    at fair value                         1,919,950        394,495    2,314,445
                         -----------     ----------     ----------  -----------

Total                    $47,004,851    $26,884,023    $12,170,278  $86,059,152
                          ==========     ==========     ==========   ==========

Sources of Funds:

Demand Deposits
    Interest bearing     $15,528,664    $              $            $15,528,664
Savings accounts           5,826,145                                  5,826,145
Time Deposits:
    Under $100,000        16,523,251      12,864,606                 29,387,857
    Over $100,000         13,811,360       6,171,940                 19,983,300
                         -----------      ----------     ----------  ----------

    Total Deposits        51,689,420      19,036,546                 70,725,966

Federal Funds
    Purchased                501,000                                    501,000
Borrowings                 1,198,000                                  1,198,000
                        ------------     -----------     ----------  ----------

Total                    $53,388,420     $19,036,546    $           $72,424,966
                        ------------     -----------     ----------  ----------

Discrete Gap              (6,383,569)      7,847,477     12,170,278  13,634,186
Cumulative Gap            (6,383,569)      1,463,908     13,634,186

Ratio of Cumulative
    Gap to Total Earning
    Assets                     (7.42)%          1.70%         15.84%
                          ==========          ======     ===========


                                                                     SCHEDULE V

                          LOANS MATURING AFTER ONE YEAR

                               Fixed Interest Variable Interest
                                   Rates           Rates          Total

Loans maturing after one year:

    Commercial and real estate
       construction              $10,744,474    $ 8,885,456     $19,629,930
                                  ==========     ==========      ==========

Item 7.  Financial Statements

         Financial statements are attached as Appendix A.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 8a.                        Controls and Procedures

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

            We have established disclosure controls and procedures to ensure that material information related to TransCommunity is made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on their evaluation, concluded that our disclosure controls and procedures were operating effectively.

           There were no changes in TransCommunity's internal control over financial reporting during TransCommunity's quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, TransCommunity's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

       The information regarding the directors of TransCommunity contained under the captions "Election of Directors" and "Board of Directors, Board Committees and Attendance" in TransCommunity's Proxy Statement for the Annual Meeting of Shareholders to be held on May 25, 2004 (the "2004 Proxy Statement"), is incorporated herein by reference. The information regarding Section 16(a) beneficial ownership reporting is contained in the 2004 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information concerning the executive officers of TransCommunity required by this item is included in Part I of this report under the caption "Executive Officers of the Registrant."

       TransCommunity has adopted a Code of Ethics that applies to all directors, executive officers and employees of TransCommunity and the Banks. A copy of this Code is attached hereto as Exhibit 14.

Item 10. Executive Compensation

         The information regarding executive compensation under the captions "Executive Compensation," "Employment Agreements" and "Employee Benefit Plans" and regarding director compensation under the caption "Directors' Compensation" contained in the 2004 Proxy Statement is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The information regarding stock ownership by directors and executive officers under the caption "Securities Ownership of Certain Beneficial Owners and Management" contained in the 2004 Proxy Statement is incorporated by reference herein. The information regarding equity compensation plans under the caption "Equity Compensation Plan Information" contained in the 2004 Proxy Statement is incorporated by reference herein.

         The information regarding equity compensation plans under the caption "Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans" contained in the 2004 Proxy Statement is incorporated herein by reference.

         There were no repurchases of shares of common stock by TransCommunity during the quarter ended December 31, 2003.


Item 12.   Certain Relationships and Related Transactions

         The information regarding certain transactions with directors or executive officers under the caption "Interest of Management and Board in Certain Transactions" contained in the 2004 Proxy Statement is incorporated herein by reference.


Item 13.   Exhibits and Reports on 8-K

(a)      Exhibits

         The following exhibits are filed as part of this Form 10-KSB:

         Exhibit No.     Description of Exhibits


              3.1        Articles of Incorporation of TransCommunity (2)

              3.2        Bylaws of  TransCommunity  (as amended June 25,  2002)
                        (incorporated  by  reference to Annual  Report on Form
                         10-KSB for 2003 filed March 31, 2003)

            10.2(a) Employment Agreement by and between TransCommunity Bankshares Inc. and William C. Wiley, dated December 8, 2003, filed herewith

            10.2(b) Employment Agreement by and between TransCommunity Bankshares Inc. and Bruce B. Nolte, dated June 27, 2001 (1)

            10.2(c) TransCommunity Bankshares Incorporated 2001 Stock Option Plan (amended and restated effective March 27,
                         2003)(3)

            10.2(d) Employment Agreement by and between MSM Acquisition Co. and Richard W. Mayhew, dated January 1, 2001(4)

           10.2(e) Employment Agreement by and between TransCommunity Bankshares Incorporated and Thomas M. Crowder, dated February 1, 2003(5)

           10.2(f) Employment Agreement by and between Bank of Goochland, N.A. and M. Andrew McLean, dated December 18, 2002(6)

           10.2(g) Restricted Stock Agreement between TransCommunity Bankshares Inc. and William C. Wiley dated December 8, 2003, filed herewith

           14       Code of Ethics, filed herewith

           21       List of Subsidiaries of the Registrant, filed herewith.

           24       Power of Attorney, Stuart C. Siegel (filed herewith)

           31.1 Certification of CEO pursuant to Rule 13a-14(a)(filed herewith)

           31.2 Certification of COO pursuant to Rule 13a-14(a)(filed herewith)

           31.3 Certification of CFO pursuant to Rule 13a-14(a)(filed herewith)

           32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).


           (1) Incorporated by reference to Exhibits 10.1 and 10.2 to Form SB-2 filed by TransCommunity Bankshares Incorporated with the
                  Securities and Exchange Commission on August 29, 2001.
           (2)    Incorporated  by  reference  to Exhibit  3.1 to  Registration
                  Statement  on Form S-4 filed with the  Securities  and
                  Exchange Commission on May 17, 2001.
           (3) Incorporated by reference to Exhibit 10.2(c) to Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002.
           (4) Incorporated by reference to Exhibit 10.2(d) to Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.
           (5) Incorporated by reference to Exhibit 10.2(e) to Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.
           (6) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (No. 333-64566) filed with the Securities and Exchange Commission on April 17, 2003.

(b) Reports on Form 8-K

           None.

Item 14.   Principal Accountant Fees and Services

         The information regarding fees and services of TransCommunity's principal independent accountant, S. B. Hoover & Company, under the caption "Audit Committee Disclosure - Fees Paid to Auditors" and "-Audit Committee Pre-Approval Policy" contained in the 2004 Proxy Statement is incorporated by reference herein.

                               SIGNATURES


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRANSCOMMUNITY BANKSHARES INCORPORATED
                                  (Registrant)


                                  /s/ William C. Wiley
                                  -------------------------------------
                                  William C. Wiley
                                  Chairman and Chief Executive Officer



                                  /s/ Bruce B. Nolte
                                  -------------------------------------
                                  Bruce B. Nolte
                                  President and Chief Operating Officer



                                  /s/ Thomas M. Crowder
                                  -------------------------------------
                                  Thomas M. Crowder
                                  Chief Financial Officer

March 25, 2004

          In accordance with the Exchange Act , this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                  Capacity                      Date

/s/ Dean P. Agee                                                 March 25, 2004
----------------------
Dean P. Agee                           Director

/s/ Thomas M. Crowder                                            March 25, 2004
----------------------
Thomas M. Crowder              Chief Financial Officer
                                    and Director
                                (principal financial
                                and accounting officer)

/s/ Richard W. Mayhew                                            March 25, 2004
---------------------------
Richard W. Mayhew                      Director

/s/ Julian C. Metts, Jr.                                         March 25, 2004
---------------------------
Julian C. Metts, Jr.                   Director

/s/ James L. Minter                                              March 25, 2004
---------------------------
James L. Minter                        Director

/s/ Lawrence B. Nuckols                                          March 25, 2004
---------------------------
Lawrence B. Nuckols                    Director

/s/ Troy A. Peery, Jr.                                           March 25, 2004
---------------------------
Troy A. Peery, Jr.                     Director

/s/ John W. Pretlow, Jr.                                         March 25, 2004
---------------------------
John W. Pretlow, Jr.                   Director

/s/ John J. Purcell, Jr.                                         March 25, 2004
---------------------------
John J. Purcell, Jr.                   Director

/s/ George W. Rimler                                             March 25, 2004
---------------------------
George W. Rimler                       Director

/s/ Stuart C. Siegel by Bruce B. Nolte, P.O.A.                   March 25, 2004
---------------------------
Stuart C. Siegel                       Director

/s/ John J. Sponski                                              March 25, 2004
---------------------------
John J. Sponski                        Director

/s/ John C. Watkins                                              March 25, 2004
---------------------------
John C. Watkins                        Director

/s/ William C. Wiley                                             March 25, 2004
---------------------------
William C. Wiley                 Chairman, Chief Executive
                                   Officer and Director
                                (principal executive officer)

/s/ Robin Traywick Williams                                      March 25, 2004
---------------------------
Robin Traywick Williams                 Director

                                   APPENDIX A


CONTENTS
                                                                        Page

Independent Auditors' Report                                             F-1

Consolidated Statements of Financial Condition                           F-2
     as of December 31, 2003 and 2002

Consolidated Statements of Income - Years Ended                          F-3
     December 31, 2003 and 2002

Consolidated Statements of Stockholders' Equity - Years                  F-4
     Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows - Years Ended                      F-5
     December 31, 2003 and 2002

Notes to Consolidated Financial Statements                               F-6

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TransCommunity Bankshares Incorporated
Richmond, Virginia


We have audited the consolidated statements of financial condition of TransCommunity Bankshares Incorporated as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCommunity Bankshares Incorporated as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with auditing standards generally accepted in the United States of America.

/s/ S. B. HOOVER & COMPANY, L.L.P.



January 29, 2004
Harrisonburg, Virginia

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 2003 AND 2002


ASSETS                                            2003               2002

Cash and due from banks (Note 3)               $ 7,913,777       $ 3,447,473
Federal funds sold                                 186,000         3,520,000
                                               -----------      ------------

     Total Cash and Cash Equivalents             8,099,777         6,967,473

Securities available-for-sale, at
     fair value (Note 4)                         2,314,445           399,500
Securities held to maturity (fair value
     of $17,415,889 in 2003 and $3,798,997
     in 2002) (Note 4)                          17,439,025          3,798,980

Loans receivable (Note 5 & 14)                  66,119,683         37,116,940
Allowance for loan losses (Note 6)                (842,819)          (462,200)
                                                ----------       -------------

     Net Loans                                  65,276,864         36,654,740

Premises and equipment, net (Note 7)             5,089,975          2,246,242
Federal Reserve Bank stock (restricted)
     (Note 4)                                      357,300            357,300
Other assets (Note 16)                           1,174,969            698,670
                                                ----------      -------------

     Total Assets                              $99,752,355        $51,122,905
                                                ==========         ==========


LIABILITIES

Deposits:
     Demand deposits:
         Noninterest bearing                   $11,948,835       $ 5,530,727
         Interest bearing                       15,528,664         6,803,531
     Savings deposits                            5,826,145         3,160,180
     Other time deposits (Note 8)               49,371,157        21,217,830
                                                ----------      ------------

     Total Deposits                             82,674,801        36,712,268

Federal funds purchased                            501,000         1,250,439
Notes payable (Note 9)                           1,198,000           198,000
Accrued expenses and other liabilities             477,112           491,418
                                                ----------      ------------

     Total Liabilities                          84,850,913        38,652,125
                                                ----------      ------------


STOCKHOLDERS' EQUITY (Notes 10, 11, 17, 18 & 19)

Expenses of stock offering                                          (588,335)
Common stock $.01 par value (5,000,000 shares
     authorized) 2,067,613 and 1,605,249 shares
     issued and outstanding                         20,676            16,052
Paid-in-surplus                                 19,916,482        15,831,921
Accumulated deficit                             (5,025,853)       (2,788,358)
Accumulated other comprehensive loss                (9,863)             (500)
                                                ----------       ------------

     Total Stockholders' Equity                 14,901,442         12,470,780
                                                ----------       ------------

     Total Liabilities and Stockholders'
        Equity                                 $99,752,355        $51,122,905
                                                ==========         ==========

   The accompanying notes are an integral part of these financial statements.

                         TRANSCOMMUNITY BANKSHARES INCORPORATED
                             CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                      2003            2002
INTEREST AND DIVIDEND INCOME

     Loans, including fees                        $ 3,728,989     $ 2,077,370
     Federal funds sold                               104,297          12,202
     Debt securities                                  136,174         202,701
     Dividends                                         21,438          12,988
                                                  -----------      ----------

     Total Interest and Dividend Income             3,990,898       2,305,261
                                                  -----------      ----------

INTEREST EXPENSE

     Deposits
         Demand                                        89,175          90,421
         Savings                                       48,203          41,590
         Time deposits below $100,000                 645,533         425,282
         Time deposits above $100,000                 358,185         161,940
     Other borrowed funds                              18,591          37,784
                                                  -----------      ----------

     Total Interest Expense                         1,159,687         757,017
                                                  -----------      ----------

NET INTEREST INCOME                                 2,831,211       1,548,244

PROVISION FOR LOAN LOSSES (Note 6)                    385,595         227,200
                                                -------------      ----------

Net Interest Income after Provision
     for Loan Losses                                2,445,616       1,321,044
                                                 ------------      ----------

NONINTEREST INCOME
     Bank service charges and fees                    282,450         152,645
     Commissions and fees from loan originations    2,151,002       1,353,920
                                                 ------------      ----------

     Total Noninterest Income                       2,433,452       1,506,565
                                                 ------------      ----------

NONINTEREST EXPENSES
     Salaries and employee benefits (Notes 19)      4,332,828       2,311,269
     Occupancy expenses                               338,180         208,918
     Equipment expenses                               365,296         283,929
     Other operating expenses (Note 25)             2,080,259       1,220,146
                                                 ------------      ----------

     Total Noninterest Expenses                     7,116,563       4,024,262
                                                 ------------      ----------

NET LOSS                                          $(2,237,495)    $(1,196,653)
                                                   ==========      ===========

     Net Loss Per Share Basic and Diluted         $     (1.19)    $     (1.05)
                                                   ==========      ==========

     Weighted Average Shares Outstanding            1,887,458       1,143,262
                                                   ==========      ==========

  The accompanying notes are an integral part of these financial statements.

                                                 TRANSCOMMUNITY BANKSHARES INCORPORATED
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                                                                                          Accumulated
                           Shares of   Common                                                                 Other        Total
                            Common     Stock        Expenses of     Common       Paid in     Accumulated  Comprehensive Stockholders
                             Stock  Subscriptions  Stock Offering    Stock       Surplus       Deficit     Income (Loss)  Equity

Balance, December
   31, 2001                772,586   $  803,800    $ (217,189)     $    7,726   $ 7,523,617   $(1,591,705)  $ (6,216)  $ 6,520,033

Comprehensive Loss
   Net Loss                                                                                    (1,196,653)              (1,196,653)
Unrealized gain on
   Securities available
   for sale                                                                                                    5,716         5,716
                                                                                                                        ----------
   Total comprehensive loss                                                                                             (1,190,937)

Common stock subscriptions
   received              7,522,830                                                                                       7,522,830
Common stock issued
   (Note 10)               832,663   (8,326,630)                        8,326     8,318,304
Payment to dissenting
   shareholder                                                                      (10,000)                               (10,000)
Expenses of stock
   offering                                           (371,146)                                                           (371,146)
                         ---------   ----------    -----------       --------     ----------  ------------   --------   ----------
         (371,146)

Balance, December 31,
   2002                  1,605,249                    (588,335)        16,052    15,831,921     (2,788,358)     (500)   12,470,780


Comprehensive Loss
   Net Loss                                                                                     (2,237,495)              2,237,495)
   Unrealized loss on
      Securities available
      for sale                                                                                                (9,363)       (9,363)
      Total comprehensive
         loss                                                                                                           (2,246,858)

Common stock subscriptions
   received                           4,691,976                                                                          4,691,976
Common stock issued
   (Note 10)               436,764   (4,691,976)                        4,368     4,687,608
Expenses of stock offering                             (88,117)                                                            (88,117)
Transfer of stock
   offering expenses                                   676,452                     (676,452)
Exercise of stock options
   (Note 17)                   600                                          6         5,994                                  6,000
Award of restricted stock
   (Note 10)                25,000                                        250       238,750                                239,000
Deferred compensation
   expense                                                                         (171,339)                              (171,339)
                         ---------   ----------      ---------        --------  -----------     ----------   -------     ---------

Balance, December 31,
   2003                $ 2,067,613  $        0      $       0        $  20,676  $19,916,482    $(5,025,853) $ (9,863)  $14,901,442
                        ==========  ==========       =========        ========   ==========     ==========   =======    ==========


                                           The accompanying notes are an integral part of these financial statements.

                          TRANSCOMMUNITY BANKSHARES INCORPORATED
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                     2003             2002
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                   $(2,237,495)     $(1,196,653)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation and amortization              268,985          214,253
         Provision for loan losses                  385,595          227,200
         Loss on disposition of property
              and equipment                           2,561           10,399
         Accretion income                           (12,050)          (3,662)
         Restricted stock award expense              67,661
         Net change in:
              Other assets                         (476,300)          11,558
              Accrued expenses and other
                liabilities                         (14,306)          52,364
                                                 ----------     ------------

     Net Cash Used in Operating Activities       (2,015,349)        (684,541)
                                                -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in loans                      (29,007,719)     (21,720,185)
     Purchase of securities held-to-maturity    (39,290,995)      (3,400,000)
     Purchase of securities available-for-sale   (5,729,308)
     Purchase of Federal Reserve Bank stock                         (156,000)
     Proceeds from maturities of securities
         held-to-maturity                        25,663,000        8,402,962
     Proceeds from maturities of securities
         available-for-sale                       3,805,000
     Proceeds from sale of property                     764           30,000
     Payments for the purchase of property       (3,116,043)        (394,869)
                                                -----------      ------------

     Net Cash Used in Investing Activities      (47,675,301)     (17,238,092)
                                                -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net Change in federal funds purchased         (749,439)       1,250,439
     Proceeds from common stock subscriptions     4,691,976        7,522,830
     Proceed from exercise of stock options           6,000
     Payment to dissenting shareholder                               (10,000)
     Proceeds (curtailment) of notes payable      1,000,000         (115,588)
     Net change in:
         Demand deposits                         15,143,241        5,841,300
         Savings deposits                         2,665,966        1,621,394
         Time deposits                           28,153,327        7,663,403
     Costs associated with stock offering           (88,117)        (310,667)
                                                -----------     -------------

     Net Cash Provided by Financing Activities   50,822,954       23,463,111
                                                -----------      -----------

     Net increase in cash and cash equivalents    1,132,304        5,540,478

Cash and Cash Equivalents, Beginning of Year      6,967,473        1,426,995
                                                  ---------      -----------

Cash and Cash Equivalents, End of Year          $ 8,099,777     $  6,967,473
                                                 ==========      ===========


   The accompanying notes are an integral part of these financial statements.

                       TRANSCOMMUNITY BANKSHARES INCORPORATED
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1        REORGANIZATION:

              TransCommunity Bankshares Incorporated ("TransCommunity") was organized in March, 2001. Effective August 15, 2001, TransCommunity became a bank holding company for Bank of Powhatan, N.A. ("the Bank"), pursuant to a plan of reorganization ("Plan" or "Reorganization") whereby the shareholders of the Bank exchanged their common stock for common stock of TransCommunity, and the Bank became a wholly owned subsidiary of TransCommunity. The Reorganization was accounted for on a pooling of interest basis. On January 1, 2001, the Bank purchased Main Street Mortgage and Investment Corporation ("Main Street") which became a wholly owned subsidiary of the Bank. The accompanying financial statements reflect the transactions of the Bank and Main Street for the years 2003 and 2002.


NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              Nature of Operations - TransCommunity is a bank holding company whose principal activity is the formation, ownership and operation of independently managed community banks. TransCommunity's subsidiary, the Bank of Powhatan, N.A. was organized and incorporated as a national banking association in 1999. Bank of Powhatan, N.A. commenced operations on March 20, 2000. TransCommunity's newest subsidiary, Bank of Goochland, N.A. was organized and incorporated during 2002, and commenced operations on November 25, 2002. As nationally chartered banks, TransCommunity's subsidiary Banks are subject to regulation by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. The Banks provide general banking services to individuals, small and medium-size businesses and the professional communities of Powhatan, Amelia, and Goochland Counties and surrounding areas. Main Street, a wholly owned subsidiary of the Bank of Powhatan, N.A., originates commercial and residential real estate loans for investors throughout the state.

              Consolidation Policy - The consolidated financial statements include TransCommunity, Bank of Powhatan, N.A., Bank of Goochland, N.A. and Main Street. All significant intercompany balances and transactions have been eliminated.

              Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions. Another estimate which is particularly susceptible to significant change in the near term is the determination of the value of goodwill relating to the purchase of Mainstreet which is sensitive to changes in the volume of real estate loan originations (See Note
              16). Estimates are also used to calculate the fair value of assets, liabilities, grants of stock options and awards of nonvested restricted stock

                          TRANSCOMMUNITY BANKSHARES, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

              Investment Securities - Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the effective interest method over the period to maturity. Securities not intended to be held to maturity are classified as available for sale and carried at fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

              Loans and Allowance for Loan Losses - Loans are carried on the balance sheet net of the allowance for loan losses and any deferred fees or costs on originated loans. Interest, fees and costs related to loans are recognized over the lives of the related loans using the effective interest method. The accrual of interest on impaired loans is discontinued when, in the opinion of management, the interest income recognized will not be collected. Past due status is based on the contractual terms of the loan.

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

                      TRANSCOMMUNITY BANKSHARES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

              Cash and Cash Equivalents - Cash and cash equivalents as used in the cash flow statements include cash and due from banks and federal funds sold.

              Earnings per Share - Earnings per share have been calculated using the weighted average shares outstanding excluding 25,000 shares issued as nonvested restricted stock.


NOTE 3        DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

              TransCommunity had cash on deposit and federal funds sold to other commercial banks amounting to $7,281,570 and $6,669,997 at December 31, 2003 and 2002, respectively. Deposit amounts at other high credit quality commercial banks may, at times, exceed federally insured limits.


NOTE 4        INVESTMENTS SECURITIES:

              The amortized cost and estimated fair value of securities are as follows:

              Securities Available for Sale
              December 31, 2003
                                                                    Gross          Gross
                                                  Amortized      Unrealized     Unrealized        Fair
                                                    Cost            Gains         Losses          Value

              U.S. Agency notes                $   2,324,308    $   10,450   $    (20,313)   $    2,314,445
                                                ============     =========    ===========     =============

              Securities Held to Maturity
              December 31, 2003
                                                                    Gross          Gross
                                                  Amortized      Unrealized     Unrealized        Fair
                                                    Cost            Gains         Losses          Value
              U.S. Agency discount
                  Notes                      $    12,489,180    $            $     (7,340)   $   12,481,840
              U.S. Agency notes                    4,949,845         2,078        (17,874)        4,934,049
                                              --------------    ----------    ------------    -------------

              Total Securities Held
                  to Maturity                $    17,439,025    $    2,078   $    (25,214)   $   17,415,889
                                              ==============     =========    ===========     =============

              Securities Available for Sale
              December 31, 2002
                                                                    Gross          Gross
                                                  Amortized      Unrealized     Unrealized        Fair
                                                    Cost            Gains         Losses          Value

              U.S. Agency discount
                  note                        $      400,000     $             $     (500)   $    399,500
                                                ============      ========      =========     ===========

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4        INVESTMENTS SECURITIES (CONTINUED):

              Securities Held to Maturity
              December 31, 2002
                                                                    Gross          Gross
                                                  Amortized      Unrealized     Unrealized        Fair
                                                    Cost            Gains         Losses          Value
              U.S. Agency discount
                  notes                        $   3,398,980    $       83   $        (66)   $    3,398,997
              U.S. Agency notes                      400,000                                        400,000
                                                ------------    ----------    -----------     -------------

              Total Securities Held
                  to Maturity                  $   3,798,980    $       83   $        (66)   $    3,798,997
                                                ============     =========    ===========     =============

              The amortized cost and fair value of investment securities at December 31, 2003, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                 Weighted
                                                           Amortized             Fair            Average
                                                              Cost              Value             Yield
              Securities Available for Sale
              Due after one year through
                  five years                         $        1,919,656    $        1,919,950       3.86%
              Due after five years through
                  ten years                                     404,652               394,495       3.24%
                                                      -----------------     -----------------     ------

                                                     $        2,324,308    $        2,314,445       3.75%
                                                      =================     =================    =======

              Securities Held to Maturity
              Due within one year                    $       12,489,180    $       12,481,840       1.00%
              Due after one year through
                  five years                                  1,999,845             1,998,533       4.01%
              Due after five years
                  through ten years                           2,950,000             2,935,516       4.70%
                                                      -----------------     -----------------     ------

                  Total                              $       17,439,025    $       17,415,889       1.71%
                                                      =================     =================     ======

              The Company does not have any debt security which has been in a loss position for more than one year.

              The carrying amount (which approximates fair value) of securities pledged by the Banks to secure deposits and for other purposes amounted to $3,797,901 at December 31, 2003.

              As nationally chartered banks, TransCommunity's subsidiary Banks are required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $357,300 as of December 31, 2003 and 2002.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5        LOANS:

              Loans receivable outstanding at December 31, are summarized as follows:

                                                        2003            2002

              Commercial, financial and agricultural $28,094,683    $16,042,940
              Real estate - construction              16,187,000      6,379,000
              Real estate - mortgage                  13,357,000      8,320,000
              Installment loans to individuals         8,481,000      6,375,000
                                                      ----------      ---------

                  Total Loans                         66,119,683     37,116,940
                  Allowance for loan losses             (842,819)      (462,200)
                                                      ----------      ---------

                  Net Loans Receivable               $65,276,864    $36,654,740
                                                      ==========     ==========


NOTE 6        ALLOWANCE FOR LOAN LOSSES:

              A summary of the changes in the allowance for the loan losses is shown in the following schedule:

                                                          2003           2002

              Balance, beginning of year              $   462,200    $  235,000
              Provision charged to operating expenses     385,595       227,200
              Loan charge offs                             (4,976)
                                                       ----------    ----------

              Balance, End of Year                     $  842,819    $  462,200
                                                        =========      ========

              Percentage of Allowance for Loan
                  Losses to Total Loans                      1.27%         1.25%

              At December 31, 2003, TransCommunity's banks had loans totaling $1,198 that were on nonaccrual status.


NOTE 7        PREMISES AND EQUIPMENT:

              Premises and equipment at December 31, are summarized as follows:

                                                      2003             2002

              Land and land improvements           $1,486,805      $  626,236
              Buildings                             2,511,721         843,975
              Furniture and equipment               1,646,085       1,077,850
              Construction in progress                111,936         101,777
                                                    ---------      ----------

                                                    5,756,547       2,649,838
                  Less accumulated depreciation      (666,572)       (403,596)
                                                    ---------      -----------

                  Premises and Equipment           $5,089,975      $2,246,242
                                                    =========      ==========

              The depreciation expense on premises and equipment for 2003 and 2002 was $268,985 and $214,253, respectively.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 8        DEPOSITS:

              The aggregate amount of time deposits with a minimum denomination of $100,000 was $19,983,300 and $8,471,502 at December 31, 2003
              and 2002, respectively.

              At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:

              Less than three months                         $13,578,213
              Over three months through six months             6,947,246
              Over six months through twelve months            9,809,152
              Over twelve months through thirty-six months    10,539,223
              Over thirty-six months                           8,497,323
                                                              ----------

                  Total                                      $49,371,157
                                                              ==========


NOTE 9        NOTES PAYABLE:

              In 2003, TransCommunity entered into a line of credit arrangement that will provide up $1,250,000 of financing to be used primarily as working capital. The line of credit has a rate of 1/2% over the prime rate as published in the Wall Street Journal. This renewable line of credit matures on December 31, 2004 and is secured by 150,000 shares of stock of the Bank of Powhatan, N.A. owned by TransCommunity. At December 31, 2003, TransCommunity had outstanding borrowings of $1,000,000 carrying an interest rate of 4 1/2% and $250,000 of available and unused credit.

              In 2002, TransCommunity purchased a two acre parcel in the Town of Louisa as a site for the Bank of Louisa for $200,000. The trustee of the trust that sold this property to TransCommunity is a member of the Board of Directors of the Bank of Louisa. The Board received two independent appraisals regarding the parcel and believes that the terms of the purchase are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this transaction, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. In October 2003, this indebtedness was extended until November 1, 2004 at an interest rate of 6% per annum.


NOTE 10       CAPITAL STOCK:

              Effective March 30, 2000, Bank of Powhatan, N.A. issued 670,836 shares of common stock. In 2001, an additional 100 shares were sold to an officer of the bank resulting in 670,936 shares outstanding. Effective August 15, 2001, Bank of Powhatan, N.A.'s common stock (except for 1,000 shares held by a dissenting shareholder) was exchanged for 669,936 shares of TransCommunity common stock on a one for one basis. During the first quarter of 2002, TransCommunity acquired the 1,000 shares of Bank of Powhatan common stock held by the dissenting shareholder for $10,000

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10       CAPITAL STOCK (CONTINUED):

              Over the period 2000 - 2001, the organizing directors of TransCommunity, Bank of Goochland, N.A. and Bank of Louisa, N.A. (I.O.) subscribed to 102,650 shares of common stock at $10.00 per share. $110,165 of the subscription proceeds of $1,026,500 was used to pay organizational expenses incurred prior to the incorporation of TransCommunity.

              In September, 2001, TransCommunity began offering 1,500,000 shares of common stock to the public for sale at $10.00 per share. The per share offering price increased to $14 per share effective May 1, 2003. As of December 31, 2003, TransCommunity had sold an aggregate of 1,269,427 shares in the offering and had received gross proceeds of $13,018,606. During 2003 and 2002, pursuant to this offering, TransCommunity issued 355,680 and 832,663 shares of stock, respectively for $10 per share and 81,084 shares for $14 per share from May 1, 2003 to December 31, 2003. TransCommunity has incurred total costs relating to raising capital in the amount of $676,452. Of these costs, $88,117 was incurred during 2003. During 2003, options were exercised to purchase 600 shares at $10.00 per share. In addition on December 8, 2003, the Board of Directors awarded 25,000 shares of restricted stock to the Chief Executive Officer of TransCommunity. The "fair value" of the award of $239,000 was estimated using current market and acquisition data and discounted for the lack of marketability. The compensation cost related to the restricted stock award is being expensed over the period of the restrictions. Compensation expense of $67,661 was recorded for 2003 and $171,339 deferred to future periods. These transactions resulted in 2,067,613 shares being issued and outstanding as of December 31, 2003.

              TransCommunity used $5 million of these proceeds to capitalize the Bank of Goochland, N.A.. The balance, and any future proceeds will be used to capitalize the Bank of Louisa, N.A. (I.O.) and for general corporate purposes.


NOTE 11       DIVIDEND LIMITATIONS ON SUBSIDIARY BANKS:

              The principal source of funds of TransCommunity will be dividends paid by its subsidiary Banks. Dividends paid by the Banks are limited by banking regulations and retained earnings. Approval of the Comptroller of the Currency is required if the dividends declared by a national bank, in any year, exceed the sum of (1) net income for the current year and (2) income, net of dividends, for the preceding two years. As of December 31, 2003, the Banks had an accumulated deficits of $1,356,241 and therefore no amount was available for dividends.


NOTE 12       INCOME TAXES:

              The components of income tax expense (benefit) are as follows:

                                                        December 31,
                                                    2003            2002

              Current benefit                     $    --         $    --
              Deferred expense                         --              --
                                                   --------        ---------

                  Net Federal Income Tax Expense  $    --         $    --
                                                   ========        =========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12       INCOME TAXES (CONTINUED):

              The deferred tax effects of temporary differences relating to operations are as follows:

                                                            December 31,
                                                       2003            2002

              Provision for loan losses             $ (162,687)   $  (40,381)
              Amortization of organization and
                  start-up costs                        47,997        53,624
              Goodwill                                   7,274         7,274
              Depreciation                             112,998        45,833
              Charitable contribution carryover        (12,385)         (719)
              Award of restricted stock                (23,005)
              Net operating loss carryforward         (726,901)     (452,646)
                                                     ---------     ---------

                                                      (756,709)     (387,015)
                                                     ---------      --------

               Increase in valuation allowance         756,709       387,015
                                                     ---------      --------
               Deferred Income Tax Expense        $      --      $      --
                                                   ===========     =========

              At December 31, 2003, TransCommunity had total net operating losses carryforwards of $4,567,405 which begin to expire in 2022. At this time there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future against which deductible temporary differences can be utilized. The deferred tax benefit recognized, at December 31, 2003 and 2002, is fully offset by a valuation allowance.


              The components of the net deferred tax asset at December 31 are as follows:

                                                        2003          2002

              Deferred tax assets:
                  Allowance for loan losses          $  270,539    $ 107,852
                  Organization and start-up costs        95,138      143,135
                  Charitable contribution carryover      15,849        3,464
                  Award of restricted stock              23,005
                  Net operating loss carryforward 1,552,917 826,016 Unrealized loss on available for
                      sale securities                     3,373          170
                                                      ---------    ---------

                  Total Deferred Tax Asset            1,960,821    1,080,637
                  Less:  Valuation allowance         (1,759,497)    (999,585)
                                                     ----------   ----------

                                                        201,324       81,052
                                                     ----------   ----------

              Deferred tax liabilities:
                  Goodwill                               14,548        7,274
                  Depreciation                          186,776       73,778
                                                     ----------   ----------

                                                        201,324       81,052
                                                     ----------   ----------

                  Net Deferred Tax Asset            $     --      $      --
                                                     ==========   ==========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12       INCOME TAXES (CONTINUED):

              The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                                       2003         2002
              Income tax benefit at the applicable
                 federal rate                       $ 760,749    $ 406,862
              Increase in valuation allowance for
                 deferred taxes                      (756,709)    (387,015)
              Nondeductible expenses                   (4,040)     (15,285)
              Other                                                 (4,562)
                                                    ---------     ---------

                  Income Tax Expense               $       --    $      --
                                                   ==========     =========


NOTE 13       RELATED PARTY TRANSACTIONS:

              Officers and directors of TransCommunity (and companies controlled by them) were customers of and had transactions with TransCommunity's subsidiary Banks in the normal course of business. These loan and deposit transactions were made on substantially the same terms as those prevailing for other customers and did not involve an abnormal risk. TransCommunity's subsidiary banks have granted loans to principal officers and directors and their affiliates amounting to $1,764,147 at December 31, 2003 and $467,048 at December 31, 2002. During the year ended December 31, 2003, total principal additions were $2,817,954 and principal payments were $1,520,855.

              Mr. Wiley, TransCommunity's Chairman and Chief Executive Officer, is also majority shareholder of DPO Holdings, Inc. ("DPO"), a privately held consulting and management corporation. On June 2, 2001, TransCommunity entered into an agreement with DPO to provide the following consulting services: assistance with the applications for the proposed new banks, accounting services, coordination of all administrative aspects of the securities offering, and assistance with the development of a strategic business plan, web sites, internet banking, and non-banking products and services to be offered by TransCommunity and its affiliates. Payments of $60,000 were paid during 2002 under the contract. The agreement with DPO expired June 30, 2002, and has not been renewed.


              In February, 2003, TransCommunity purchased for $850,000 an approximate two acre tract of land, located at the intersection of U.S. Route 250 and State Route 621 in the Centerville area of Goochland County, as a permanent main office location for Bank of Goochland. The party from whom this land was purchased was a partnership in which Troy A. Perry, a director of TransCommunity, owns a 15% limited partnership interest. The purchase contract provided that, prior to the construction of Bank of Goochland's main office, the seller would provide site improvements to the property that TransCommunity estimated to have a value of approximately $150,000. The site improvements were provided as contemplated and the Bank of Goochland completed construction of its main office and opened for business at that site in October, 2003.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13       RELATED PARTY TRANSACTIONS (CONTINUED):

              Effective June 1, 2003, in contemplation of the initial opening the Bank of Louisa as a branch of Bank of Powhatan, Bank of Powhatan leased for 12 months an office location in the Town of Louisa from John J. Purcell, Jr., a director of TransCommunity. The lease required no rental payments, but in exchange for the landlord foregoing monthly rent, Bank of Powhatan agreed to make certain tenant improvements to the leased premises that would revert to the landlord at the termination of the lease. The Bank of Louisa branch of Bank of Powhatan opened for business at this location in October, 2003. Upon completion of the new main office of Bank of Louisa, N.A., which is currently under construction at a separate location in the Town of Louisa, Bank of Powhatan will terminate the existing lease with Mr. Purcell and certain tenant improvements made at a cost of approximately $67,000 will revert to Mr. Purcell as landlord. If the Bank of Powhatan desires to extend the lease past June 1, 2004, the extension will be on a month-to-month basis at a rental of $1,000 per month.


NOTE 14       CONCENTRATION OF CREDIT RISK:

              Most of the Banks' loans are made to customers in the Banks' trade areas. Accordingly, the ultimate collectibility of the Banks' loan portfolio is susceptible to changes in local economic conditions. The types of loans made by the Banks are described in Note 5. Collateral required by the Banks is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower. TransCommunity has a concentration of loans to borrowers involved in construction and land development. Loans to these borrowers amounted to approximately 24% of the total loan portfolio at December 31, 2003.


NOTE 15       STATEMENTS OF CASH FLOWS:

                                                      2003           2002

              Supplemental disclosure of cash paid
                  during the year for:
                      Interest                     $1,091,995     $  752,026


              Non-cash financing and investing

                      transactions:

               Note payable issued as part of the
                  purchase of land for the Bank of
                  Louisa, N.A. (I.O.)                                198,000
               Accounts payable for costs associated
                  with stock offering                                 72,350
                Deferred cost of restricted
                  stock award                        171,339

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 16       PURCHASE OF SUBSIDIARY:

              Other assets include $320,917 of goodwill attributable to the purchase of Main Street Mortgage and Investment Corporation by the Bank of Powhatan, N.A. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The new accounting standard requires that goodwill not be amortized; however, it is tested for impairment and adjusted to fair value using one of several valuation methods. The goodwill, related to the above purchase, was tested for impairment during the fourth quarter of 2003 after TransCommunity had completed its annual forecast and budget. The estimated fair value of Main Street exceeded its carrying value at its subsidiary level. The estimated fair value was based on earnings forecast for the next year.


NOTE 17       STOCK OPTION PLAN:

              A stock option plan was adopted by the Board of Directors of the Bank of Powhatan, N.A. on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan, N.A. became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. Under the Plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director. The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued. The exercise price may not be less than 100% of the fair market value of the shares on the award date. Unless the Stock Option Committee determines otherwise, one-third of an award becomes vested and exercisable on each of the first three anniversaries of the award date. Each award becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity's capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity's primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors. On May 16, 2001 and April 15, 2003, options to acquire 45,575 and 226,200 shares, respectively, were awarded under the Plan; these options have an exercise price of $10 per share and a term of ten years. In addition, on April 15, 2003, options were awarded to executive officers, under existing employments agreements, to acquire 51,000 shares. These options were exercisable at December 31, 2003.

              The fair value of each option granted on April 15, 2003 was $3.30 using the "Black Scholes Option Pricing" method with the following assumptions: risk free interest rate 4.00%, expected life - 10 years, expected volatility - zero and expected dividends of zero. No options have expired as December 31, 2003, however 600 options have been exercised pursuant to the Plan.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 17       STOCK OPTION PLAN (CONTINUED):

              A summary of the options granted is shown in the following table:

                                                        2003             2002

              Outstanding at beginning of the year   $  45,575       $  45,575
              Granted                                  277,200
              Exercised                                   (600)
                                                     ---------        --------

              Outstanding at end of the year           322,175          45,575
                                                      ========        ========
              Options exercisable at end of year        81,378          15,192
                                                      ========        ========
              Exercise Price                         $   10.00       $   10.00
              Weighted average remaining contracted
                Life at December 31, 2003           108 Months


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

                   Net loss, as reported              $(2,237,495)  $(1,196,653)
                   Deduct: Total stock-based
                      employee compensation
                      expense determined under
                      fair value based method            (521,566)      (69,939)
                                                       ----------     ---------

                   Pro Forma Net Loss                 $(2,759,061)  $(1,266,592)
                                                       ==========    ==========

                   Loss per Share:
                      Basic - as reported             $     (1.19)  $     (1.05)
                                                      ===========    ==========

                   Basic - pro forma                  $     (1.46)  $     (1.11)
                                                       ==========    ==========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     NOTE 18      REGULATORY MATTERS:


              Both TransCommunity and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. If TransCommunity, or its subsidiary Banks, fail to meet minimum capital requirements, its primary regulators can initiate certain mandatory and possible additional discretionary actions. If such actions are undertaken, they could have a direct material effect on TransCommunity's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TransCommunity's subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

              Banking laws and regulations limit the amount of dividends that may be paid without prior approval of the Banks' regulatory agency. Under that limitation, no dividends may be paid while there is an accumulated deficit.


              Quantitative measures are established by bank regulations to ensure capital adequacy. The Banks are required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2003, the Banks' capital significantly exceeded the amounts required for well-capitalized de novo banks.

              The actual and required capital amounts and ratios for the years ended December 31, 2003 and 2002 for TransCommunity on a consolidated basis are as follows (dollars in thousands):

                                                                                              Minimum To Be Well
                                                                         Minimum               Capitalized Under
                                                                         Capital               Prompt Corrective
                                             Actual                    Requirement             Action Provisions
                                             ------                    -----------             -----------------

                                     Amount        Ratio          Amount        Ratio        Amount       Ratio
                                     ------        -----          ------        -----        ------       -----

              December 31, 2003
              Total Capital to Risk
                  Weighted
                  Assets         $    15,754       21%        $     5,878        8%       $     7,348       10%


              Tier 1 Capital to
                  Risk Weighted
                  Assets              14,911       20%              2,939        4%             4,408        6%


              Tier 1 Capital to
                  Average
                  Assets              14,911       20%              3,024        4%             3,781        5%

                      TRANSCOMMUNITY BANKSHARES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     NOTE 18      REGULATORY MATTERS (CONTINUED):

                                                                                             Minimum To Be Well
                                                                       Minimum               Capitalized Under
                                                                       Capital               Prompt Corrective
                                           Actual                    Requirement             Action Provisions
                                           ------                    -----------             -----------------

                                    Amount       Ratio          Amount       Ratio          Amount        Ratio
                                    ------       -----          ------       -----          ------        -----
                  December 31, 2002
                  Total Capital to Risk
                     Weighted
                  Assets         $    12,825       45%        $     2,265        8%       $     2,831       10%


                  Tier 1 Capital to
                     Risk Weighted
                     Assets           12,471       44%              1,133        4%             1,699        6%


                  Tier 1 Capital to
                     Average
                     Assets           12,471       29%              1,717        4%             2,146        5%

                  As of June 30, 2003 the most recent date of notification, the Office of the Comptroller of the Currency categorized Bank of Powhatan, N.A. as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as shown in the above table. There are no conditions or events since this date that management believes have changed Bank of Powhatan, N.A.'s category. As a newly chartered institution, no notification has been received for the Bank of Goochland, N.A; however, management has determined that the Bank of Goochland, N.A. is well capitalized.

     NOTE 19      EMPLOYMENT AGREEMENTS:

                  Mr. Wiley has served as chief executive officer of TransCommunity under an employment agreement with TransCommunity since June 27, 2001. Effective December 8, 2003, TransCommunity and Mr. Wiley entered into a new employment agreement. The new agreement is for a two-year term beginning January 1, 2004 and ending December 31, 2005. The agreement is subject to a one-year extension subject to mutual agreement on compensation. Under the agreement Mr. Wiley will serve as Chairman of the Board of Directors and Chief Executive Officer, with the responsibility for performing such services and duties as TransCommunity's Board of Directors may designate, for an annual base salary of $160,000 per annum, subject to increase, in the discretion of the Board, based on performance. In addition, the agreement provides for an annual performance bonus in the discretion of the Board. Other benefits include an $800,000 term life insurance policy (subject to certain conditions) and health and disability insurance coverage. The agreement provides for a monthly car allowance and an allowance for an annual physical examination.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     NOTE 19      EMPLOYMENT AGREEMENTS (CONTINUED):

                  Mr. Wiley serves at the pleasure of TransCommunity's Board of Directors. If, during the term of the agreement, Mr. Wiley's employment is terminated for cause (as defined), or if Mr. Wiley resigns without good reason (as defined), Mr. Wiley will be paid under the agreement to the date of termination. If Mr. Wiley is terminated without cause, or if Mr. Wiley resigns for good reason, he will be entitled to receive his base salary up to the end of the then current term of the agreement, plus an additional 24 months of base salary at the then current per annum amount. If Mr. Wiley should die during the term of the agreement, his estate will be entitled to a lump sum payment equal to two years base salary at the then current per annum amount.

                  The agreement imposes certain non-compete restrictions upon Mr. Wiley for a period of up to one year following termination of the agreement. Separately, but in connection with Mr. Wiley's new employment agreement, the Board awarded Mr. Wiley 25,000 nonvested "restricted" shares of TransCommunity stock. The shares will vest and the restrictions will be removed in annual installments of 5,000 shares each beginning January 1, 2004 and ending on January 1, 2008. During the period of restriction, the restricted shares may not be sold, pledged or otherwise transferred except in limited circumstances. If Mr. Wiley dies, becomes disabled, retires after age 65, is terminated without cause or resigns for good reason, all remaining restrictions will lapse and the shares will be fully vested. If Mr. Wiley is terminated with cause or resigns without good reason, all shares that are still subject to restrictions shall be forfeited back to TransCommunity. During the period that the shares, or any portion thereof, are restricted, Mr. Wiley will have the full right to vote all 25,000 shares and to receive currently any dividends or other distributions made with respect to such shares other than dividends paid in the form of shares of TransCommunity's common stock. Any dividends payable in shares of TransCommunity's common stock shall be subject pro rata to the same restrictions on transferability as the restricted shares with respect to which such dividend or distribution was paid. The agreement also provides that the stock option award made to Mr. Wiley under his prior employment agreement will be amended to extend to one year the period for exercise of those options upon Mr. Wiley's death, disability, retirement after age 65, termination without cause or resignation for good reason. Because there is no active trading market for TransCommunity's common stock, TransCommunity is not able to value this award based on trading prices on the date of grant. For that reason, TransCommunity has valued the shares on the date of award at $9.56 per share, or $239,000 in the aggregate, based on TransCommunity's book value at December 31, 2003, (1.66 x book value of $7.21 per share) less a 20% discount relating to the restriction on resale. The compensation cost related to the restricted stock award is being expensed over the period of the restrictions. Compensation expense of $67,661 was recorded for 2003 and $171,339 was deferred to future periods.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19           EMPLOYMENT AGREEMENTS (CONTINUED):

                  Effective June 27, 2001, TransCommunity and Mr. Bruce B. Nolte also entered into an employment agreement to serve as President and Chief Operating Officer of TransCommunity with the responsibility for performing such services and duties as TransCommunity's Board of Directors may designate, for an annual base salary of $140,000, subject to increase at the discretion of the Board. Under the agreement, Mr. Nolte was awarded options to acquire 21,000 shares of common stock on April 15, 2003.

                  The contract is for a term of three years. Mr. Nolte serves at the pleasure of TransCommunity's Board of Directors. If, during the term of the contract, Mr. Nolte's employment is terminated without cause, Mr. Nolte will be entitled to a severance payment equal to his annual salary at that time. The contract also contains non-competition covenants for a period of one year following termination of Mr. Nolte's employment.

                  Effective January 1, 2001, MSM Acquisition Co. (now Main Street) and Mr. Richard W. Mayhew entered into an employment contract under which Mr. Mayhew will serve as President and Chief Executive Officer of Main Street, with responsibility for performing such services and duties as Main Street's Board of Directors or the Chairman of the Bank of Powhatan, N.A. may designate, for an annual base salary of $120,000. In addition, the contract provides for a potential bonus in each of the first seven years of the contract based on meeting specific performance goals. Mr. Mayhew did not receive a bonus for 2002 or 2003 under this provision. Other benefits include health and disability insurance and other benefits offered to executive employees of TransCommunity, Bank of Powhatan, N.A. or Main Street.

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

                  Effective February 1, 2003, TransCommunity and Mr. Thomas M. Crowder entered into an employment agreement under which Mr. Crowder will serve as the Chief Financial Officer of TransCommunity, with the responsibility for performing such services and duties as TransCommunity's Chief Executive Officer may designate, for an annual base salary of $115,000, subject to increase at the discretion of the Board. In addition, the contract provided for a signing bonus of $5,000 and a performance bonus if TransCommunity and Mr. Crowder agree to one in writing. Other benefits include term life insurance and health and disability insurance coverage.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 19           EMPLOYMENT AGREEMENTS (CONTINUED):

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


                  Estimated fair value and the carrying value of financial instruments at December 31, 2003 and 2002 are as follows (in thousands)

                                          December 31, 2003  December 31, 2002
                                       Estimated  Carrying  Estimated  Carrying
                                       Fair Value   Value   Fair Value  Value
                  Financial Assets

                  Cash and due from bank $7,914   $ 7,914   $ 3,447   $ 3,447
                  Federal funds sold        186       186     3,520     3,520
                  Investment securities  19,730    19,753     4,198     4,198
                  Federal Reserve Bank
                      stock                 357       357       357       357
                  Loans                  66,567    66,120    37,455    37,117
                  Accrued interest
                      receivable            304       304       165       165

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 20       FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

                                       December 31, 2003   December 31, 2002
                                      Estimated  Carrying  Estimated  Carrying
                                      Fair Value   Value   Fair Value  Value

              Financial Liabilities

              Demand Deposits:
                  Non-interest bearing  $11,949  $11,949    $ 5,531  $ 5,531
                  Interest-bearing       15,529   15,529      6,804    6,804
              Savings deposits            5,826    5,826      3,160    3,160
              Time deposits              52,752   49,371     22,394   21,218
              Federal funds purchased       501      501      1,250    1,250
              Notes payable               1,198    1,198        199      198
                 Accrued interest payable   145      145         77       77

              The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, Federal Reserve Bank stock, deposits with no stated maturities, and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December.


NOTE 21       FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

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

              Financial instruments whose contract amount represents credit risk were as follows (dollars in thousands):

                                                          December 31,
                                                     2003              2002

              Commitments to extend credit        $   26,891       $    11,019
              Standby letters of credit                  554                79

              Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Interest rates are determined when funds are disbursed. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property and equipment, and income-producing commercial properties.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 21       FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED):

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

              The Banks have not been required to perform on any financial guarantees during the past two years. The Banks have not incurred any losses on its commitments in either 2003 or 2002.


NOTE 22       COMMITMENTS AND CONTINGENT LIABILITIES:

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


              On August 15, 2002, TransCommunity entered into an agreement with an unrelated third-party to lease a building located at 2958 River Road West in Goochland County, and containing approximately 1200 square feet, as a temporary main office site for Bank of Goochland, N.A. Following the opening of Bank of Goochland's permanent main office site, Bank of Goochland retained the Goochland Courthouse location as a branch office. The term of this lease is five years, and the amount of the base monthly rent is $1,500 per month. Effective November 25, 2002, this lease agreement was assigned by TransCommunity to Bank of Goochland, N.A. upon receipt by that Bank of its national banking charter.

              TransCommunity Bankshares has entered into a lease agreement to rent 14,000 square feet of office space located at 4235 Innslake Drive, Glen Allen, Virginia. This office space, which TransCommunity began occupying in the fourth quarter of 2003, houses the corporate operations of TransCommunity as well as elements of Main Street and the offices of the new investment advisor subsidiary and the trust operations of the subsidiary Banks. The former corporate offices of TransCommunity have been turned over to Main Street Mortgage for use in its expanding sub-prime lending operation. Monthly lease payments of $12,951 are expected to commence in February, 2004.

              In addition, Mainstreet and the Louisa Branch of the Bank of Powhatan operate in leased facilities. The leases generally contain options to extend the lease periods.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 22       COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):


              Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2003, pertaining to banking premises, future minimum rent commitments under various operating leases are as follows:



                           2004                   $     225,185

                           2005                         301,330

                           2006                         279,207

                           2007                         249,963

                           2008                         243,507

                           Thereafter                 1,476,975
                                                   ------------

                                                  $   2,776,167
                                                   ============

              Total rent expense for the years ended December 31, 2003 and 2002 amounted to $200,780 and $129,511, respectively.


NOTE 23       BUSINESS SEGMENTS:

              TransCommunity's business segments include Bank of Powhatan, N.A. and Bank of Goochland, N.A., which operate as commercial banks, and Main Street, which originates mortgage loans for investors.

                                                            Year Ended December 31, 2003
                                                                   (In Thousands)
                                                               Main          Trans-        Elimi-
                                                 Banks        Street       Community 1     nations   Consolidated
              Net interest income 1         $     2,814    $        (6)  $        23   $             $     2,831
              Provision for loan
                 losses                            (385)                                                    (385)
              Noninterest income 1                  282          2,151                                     2,433
              Noninterest expense                (3,115)        (2,208)       (1,793)                     (7,116)
              Income (Loss)
                  from subsidiaries                 (63)                        (467)          530
                                             -----------    ----------    ----------    ----------    ----------

              Net Income (Loss)             $      (467)   $       (63)  $    (2,237)  $       530   $    (2,237)
                                             ==========     ===========   ==========    ==========    ==========

              Total Assets                  $    96,726    $     1,023   $    16,353   $   (14,178)  $    99,924
                                             ==========     ==========    ==========    ==========    ==========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 23       BUSINESS SEGMENTS (CONTINUED):


                                                            Year Ended December 31, 2002
                                                                   (In Thousands)
                                                               Main          Trans-        Elimi-
                                                 Banks        Street       Community 1     nations   Consolidated
              Net interest income 1         $     1,562    $       (22)  $         8   $             $     1,548
              Provision for loan
                  losses                           (227)                                                    (227)
              Noninterest income 1                  152          1,354                                     1,506
              Noninterest expense                (1,611)        (1,354)       (1,059)                     (4,024)
              Loss from
                  subsidiaries                      (22)                        (146)          168
                                             ----------     ----------    ----------    ----------    ----------

              Net Loss                      $      (146)   $       (22)  $    (1,197)  $       168   $    (1,197)
                                             ==========     ==========    ==========    ==========    ==========

              Total Assets                  $    49,904    $       893   $    12,827   $   (12,501)  $    51,123
                                             ==========     ==========    ==========    ==========    ==========

              1 All revenue is received from external customers except for interest paid by Main Street to Bank of Powhatan, N.A.


NOTE 25       OTHER OPERATING EXPENSES:

              Other operating expenses include the following:

                                                       2003           2002

              Advertising and public relations      $  192,951    $   67,881
              Amortization of computer software         19,662        13,748
              Charitable contributions                  36,427         2,788
              Consulting fees                          134,035       119,981
              Data processing fees                     351,661       172,804
              Directors' and officers'
                  liability insurance                    4,311        17,891
              Filing and registration fees              21,143        52,807
              Legal and accounting fees                377,155       197,080
              Miscellaneous                             60,729        37,848
              OCC and FDIC assessment                   47,271        23,812
              Other insurance                            9,311        47,649
              Postage and freight                       78,391        62,724
              Stationery and supplies                  200,242       104,923
              Stock certificates and shareholder
                  communications                        20,630        24,227
              Subscriptions and membership dues         32,107        16,851
              Telephone                                151,169        62,788
              Training and personnel development        31,727         9,332
              Travel, meals and entertainment           76,017        57,910
              Other                                    235,320       127,102
                                                     ---------     ---------

                                                    $2,080,259    $1,220,146
                                                     =========     =========

NOTE 26  FOURTH QUARTER ADJUSTMENTS

         During 2003, quarterly financial statements were prepared using esimated accruals. Year end adjustments to accruals increased the loss for the fourth quarter by approximately $90.000.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 27  PARENT CORPORATION ONLY FINANCIAL STATEMENTS:


                                 BALANCE SHEETS

                           DECEMBER 31, 2003 AND 2002


                                                   2003              2002
ASSETS

   Cash                                        $ 5,249,345       $ 1,524,164
   Property and equipment, net                     405,563           364,118
   Investment in subsidiaries                   10,448,907        10,924,673
   Other assets                                     77,490            14,107
                                               -----------        ----------

   Total Assets                                $16,181,305       $12,827,062
                                               ===========        ==========


LIABILITIES

   Line of credit                              $ 1,000,000       $
   Accounts payable                                 78,074           151,829
   Accrued expenses                                  3,789             6,453
   Notes payable                                   198,000           198,000
                                                ----------        ----------

   Total Liabilities                             1,279,863           356,282
                                                ----------        ----------

STOCKHOLDERS' EQUITY

   Cost of stock offering                                           (588,335)
   Common stock $.01 par value (5,000,000
      shares authorized) 2,067,613 and
      1,605,249 shares issued and outstanding       20,676            16,052
   Paid-in-surplus                              19,916,482        15,831,921
   Accumulated deficit                          (5,025,853)       (2,788,358)
   Accumulated other comprehensive loss             (9,863)             (500)
                                               -----------        -----------

      Total Stockholders' Equity                14,901,442        12,470,780
                                               -----------        ----------

      Total Liabilities and Stockholders'
         Equity                                $16,181,305       $12,827,062
                                               ===========        ==========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 27       PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):

                              STATEMENTS OF INCOME

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                2003             2002

Income
   Interest income                           $   36,100      $   14,519
   Loss from subsidiaries                      (466,399)       (145,643)
                                              ---------       ---------

                                               (430,299)       (131,124)
                                              ---------       ----------

Expenses
   Salaries and employee benefits               993,533         545,934
   Consulting fees                              100,875          93,607
   Legal and accounting fees                    292,344         111,177
   Filing and registration fees                   3,112           8,266
   Equipment expenses                            78,431          52,744
   Rent                                          44,437          39,942
   Advertising and public relations              51,076           5,363
   Other operating expenses                     243,388         208,496
                                              ---------        --------

   Total Expenses                             1,807,196       1,065,529
                                              ---------       ---------

   Net Loss                                 $(2,237,495)    $(1,196,653)
                                             ==========      ==========


                                                TRANSCOMMUNITY BANKSHARES INCORPORATED
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 27  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):


                                          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                               Expenses                                          Accumulated
                                  Common      of Current                                             Other         Total
                                   Stock        Stock         Common      Paid in   Accumulated  Comprehensive   Stockholders
                              Subscriptions Stock Offering    Stock       Surplus     Deficit        Loss          Equity
BALANCE, December 31, 2001     $  803,800    $ (217,189)    $  7,726   $ 7,523,617  $(1,591,705)  $  (6,216)     $ 6,520,033
Comprehensive loss
   Net Loss                                                                           1,196,653)                  (1,196,653)
   Unrealized gain on securities
      available for sale                                                                              5,716            5,716
                                                                                                                  ----------
      Total comprehensive loss                                                                                    (1,190,937)

Common stock subscriptions
   received                     7,522,830                                                                          7,522,830
Common stock issued            (8,326,630)                     8,326     8,318,304                                     -
Payment to dissenting
   shareholder                                                             (10,000)                                  (10,000)
Expenses of current stock
   offering                                    (371,146)                                                            (371,146)
                               ----------    ----------        ------   ----------   -----------    --------      ----------

BALANCE, DECEMBER 31, 2002                     (588,335)       16,052   15,831,921    (2,788,358)       (500)     12,470,780

Comprehensive loss
   Net Loss                                                                           (2,237,495)                 (2,237,495)
 Unrealized loss on securities
      available for sale                                                                              (9,363)         (9,363)
                                                                                                                  ----------
 Total comprehensive loss                                                                                         (2,246,858)

Common stock subscriptions
   received                     4,691,976                                                                          4,691,976
Common stock issued            (4,691,976)                      4,368    4,687,608                                     -
Expenses of current
   stock offering                               (88,117)                                                             (88,117)
Transfer of stock
   offering expenses                            676,452                   (676,452)
Exercise of stock options                                           6        5,994                                     6,000
Award of restricted stock                                         250      238,750                                   239,000
Deferred compensation expense                                             (171,339)                                  171,339)
                              -----------      --------       -------   ----------   ----------     --------      ----------

BALANCE, DECEMBER 31, 2002   $          0     $       0      $ 20,676  $19,916,482  $(5,025,853)   $  (9,863)    $14,901,442
                             ============      ========   ============  ==========   ==========     ========      ==========

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     NOTE 27      PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):


                             STATEMENT OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                     2003           2002
Operating Activities:
   Net Loss                                      $(2,237,495)   $(1,196,653)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation                                 23,111         16,734
         Loss of subsidiary banks                    466,399        145,643
         Award of restricted stock                    67,661
         Net change in:
             Other assets                            (63,383)       (10,282)
             Accounts payable                        (73,755)       (21,587)
             Accrued expenses and other
                liabilities                           (2,660)       (90,612)
                                                   ---------     -----------

   Net Cash Used in Operating Activities          (1,820,122)    (1,156,757)
                                                  ----------     -----------

Investing Activities:
   Investment in subsidiaries                                    (5,200,000)
   Proceeds from the sale of property                    364
   Payments for the purchase of property             (64,920)       (40,611)
                                                  ----------     ----------

   Net Cash Used in Investing Activities             (64,556)    (5,240,611)
                                                  ----------     -----------

Financing Activities:
   Proceeds from common stock subscriptions        4,691,976      7,522,830
   Proceeds from exercise of stock options             6,000
   Proceeds from line of credit                    1,000,000
   Payment to dissenting shareholder                                (10,000)
   Expenses of current stock offering                (88,117)      (310,667)
                                                  ----------     -----------

   Net Cash Provided by Financing Activities       5,609,859      7,202,163
                                                  ----------     ----------

Net Increase in Cash and Cash Equivalents          3,725,181        804,795

Cash and Cash Equivalents, Beginning of Year       1,524,164         719,369
                                                 -----------     -----------

Cash and Cash Equivalents, End of Year           $ 5,249,345    $  1,524,164
                                                  ==========     ===========


Supplemental Information:
   Non-cash transactions:
      Interest paid                              $    13,450    $     -
      Note payable issued as part of the
         purchase of land for the Bank of
         Louisa, N.A.(I.O.)                            -             198,000
      Other comprehensive income for subsidiary       (9,363)          5,716
      Accounts payable for stock offering              -              72,350
      Deferred cost of restricted stock award        171,339           -