Form 10QSB
period 2004-03-31
TRANSCOMMUNITY BANKSHARES INC
filed 2004-05-12
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                          Commission File No. 000-33355

                           TRANSCOMMUNITY BANKSHARES
                                 INCORPORATED
             (Exact name of small business issuer as specified in its charter)

           Virginia                                            54-2032355
-------------------------------                            ------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                           Identification No.)

                              4235 Innslake Drive
                          Glen Allen, Virginia 23060
                (Address of principal executive offices, including zip code)

                             (804) 934-9999
           (Registrant's Telephone Number, Including Area Code)



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

            Class                                  Outstanding at May 1, 2004
Common Stock, par value - $0.01                          2,067,613 shares

                     TRANSCOMMUNITY BANKSHARES INCORPORATED


                                     INDEX


                                                                         Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Three Months Ended
         March 31, 2004 and 2003                                          2

         Consolidated Balance Sheets -
         March 31, 2004 and December 31, 2003                             3

         Consolidated Statements of Changes in Stockholders' Equity -
         Three Months Ended March 31, 2004 and 2003                       4

         Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2004 and 2003                       5

         Notes to Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10

Item 3.  Controls and Procedures                                         19


PART II  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                20


         SIGNATURES                                                      21

Part I  Financial Information
Item 1. Financial Statements

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                        Three Months Ended
                                                              March 31
                                                         2004         2003

Interest and Dividend Income
   Loans, including fees                              $1,241,842  $ 722,913
   Federal funds sold                                     19,636     24,202
   Debt securities                                        86,728     11,557
                                                       ---------   --------

   Total Interest Income                               1,348,206    758,672
                                                       ---------   --------

Interest Expense
   Interest on deposits                                  385,605    225,207
   Interest on other borrowed funds                       17,028      6,860
                                                       ---------   --------

   Total Interest Expense                                402,633    232,067
                                                       ---------   --------

Net Interest Income                                      945,573    526,605

Provision for Loan Losses                                145,796     82,510
                                                       ---------   --------

Net Interest Income After Provision for Loan Losses      799,777    444,095
                                                       ---------   --------

Noninterest Income
   Bank service charges and fees                          92,557     49,642
   Commissions and fees from loan originations           544,790    505,574
                                                       ---------   --------

   Total Noninterest Income                              637,347    555,216
                                                       ---------   --------

Noninterest Expense
   Salaries and employee benefits                      1,408,086    888,858
   Occupancy expenses                                    141,240     67,172
   Equipment expenses                                    155,981     80,447
   Other operating expenses                              647,838    390,013
                                                       ---------   --------

   Total Noninterest Expense                           2,353,145  1,426,490
                                                       ---------  ---------

Net Loss                                              $ (916,021) $(427,179)
                                                       =========   ========

   Net Loss Per Share (Basic and Diluted)             $    (0.44) $   (0.26)
                                                       =========   ========

   Weighted Average Shares Outstanding                 2,067,613   1,628,807

          The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003


                                                   March 31,   December 31,
                                                     2004         2003
                                                   Unaudited     Audited
     ASSETS

Cash and due from banks                         $ 10,626,729   $  7,913,777
Federal funds sold                                   569,000        186,000
                                                 -----------    -----------

Total Cash and Cash Equivalents                   11,195,729      8,099,777

Securities available-for-sale, at fair value         806,131      2,314,445
Securities held to maturity                       20,970,954     17,439,025
Loans net of allowance for loan losses of
   $988,615 at March 31, 2004 and $842,819
   at December 31, 2003                           72,578,079     65,276,864
Bank premises and equipment, net                   5,214,045      5,089,975
Federal Reserve Bank stock (restricted)              357,300        357,300
Other assets                                       1,418,743      1,174,969
                                                 -----------    -----------

   Total Assets                                 $112,540,981   $ 99,752,355
                                                 ===========    ===========

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                        $ 17,414,869   $ 11,948,835
     Interest bearing                             21,504,389     15,528,664
   Savings deposits                                6,604,078      5,826,145
   Time deposits                                  49,534,429     49,371,157
                                                 -----------    -----------

   Total Deposits                                 95,057,765     82,674,801

Federal funds purchased                            1,316,000        501,000
Note payable                                       1,548,000      1,198,000
Accrued interest payable                             141,959        144,946
Accrued expenses and other liabilities               456,453        332,166
                                                 -----------    -----------

   Total Liabilities                              98,520,177     84,850,913
                                                 -----------    -----------

     STOCKHOLDERS' EQUITY

Common stock (5,000,000 shares authorized
   $.01 par value)
     2,067,613 shares issued and outstanding          20,676         20,676
Paid-in-surplus                                   19,940,214     19,916,482
Accumulated deficit                               (5,941,874)    (5,025,853)
Accumulated other comprehensive gain (loss)            1,788         (9,863)
                                                 -----------    -----------

   Total Stockholders' Equity                     14,020,804     14,901,442
                                                 -----------    ------------

   Total Liabilities and Stockholders' Equity   $112,540,981   $ 99,752,355
                                                 ===========    ===========

        The accompanying notes are an integral part of this statement.



                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
                                                     Expenses of                                        Accumulated
                           Shares of      Common       Current                                            Other
                            Common         Stock        Stock       Common      Paid in    Accumulated  Comprehensive
                            Stock      Subscriptions   Offerings    Stock       Surplus      Deficit     Gain (Loss)      Total

Balance,
   December 31, 2003       2,067,613    $              $          $  20,676    $19,916,482  $(5,025,853)  $  (9,863)  $ 14,901,442

Net Loss                                                                                       (916,021)                  (892,289)
Unrealized gain on
   securities available
   for sale                                                                                                  11,651         11,651
                                                                                                                        ----------
   Total comprehensive
      loss                                                                                                                (880,638)

Restricted stock award
    expense                                                                         23,732                                  23,732
                            ---------     --------      --------    --------    ----------   ----------    --------    -----------

Balance
   March 31, 2004           2,067,613    $             $           $  20,676   $19,940,214  $(5,941,874)  $   1,788   $ 14,020,804
                            =========     ========      ========    ========    ==========   ==========    ========    ===========

Balance,
   December 31, 2002        1,605,249    $             $(588,335)  $  16,052   $15,831,921  $(2,788,358)  $    (500)  $ 12,470,780

Net Loss                                                                                       (427,179)                  (427,179)
Unrealized gain on securities
   available for sale                                                                                          1,750         1,750
                                                                                                                       -----------

   Total comprehensive loss                                                                                               (425,429)

Subscriptions received                    1,473,000                                                                      1,473,000

Common stock issued           147,300    (1,473,000)                   1,473     1,471,527
Expenses of current stock
   offering                                               (29,880)                                                         (29,880)
                             --------     ---------       -------    -------    ----------    ----------     -------   -----------

Balance
   March 31, 2003           1,752,549    $               $(618,215) $  17,525  $17,303,448   $(3,215,537)  $   1,250  $ 13,488,471
                            =========     =========       ========   ========   ==========    ==========    ========   ===========


               The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                      Three Months Ended
                                                            March 31,
                                                       2004           2003
                                                    ----------     ----------
Cash Activities:
   Net loss                                     $   (916,021)  $   (427,179)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                     145,796         82,510
       Accretion income                               (9,638)        (2,996)
       Depreciation                                   97,120         61,908
       Restricted stock award expense                 23,732
       Net change in:
         Other assets                               (243,775)      (113,877)
         Interest payable                             (2,987)        22,444
         Accrued expenses and other liabilities      124,287       (274,487)
                                                 -----------    ------------

   Net Cash Used in Operating Activities            (781,486)      (651,677)
                                                 -----------    ------------

Investing Activities:
   Purchase of securities held to maturity       (13,969,965)    (6,149,567)
   Purchase of securities available for sale (2,002,326) (1,805,000) Proceeds from maturities of securities held
     to maturity                                  12,450,000      3,402,669
   Proceeds from maturities of securities
     available for sale                            1,519,965        399,500
   Net change in loans                            (7,447,011)    (5,926,697)
   Payments for the purchase of property            (221,190)      (931,241)
                                                 -----------    ------------

   Net Cash Used in Investing Activities          (9,670,527)   (11,010,336)
                                                 -----------    ------------

Financing Activities:
   Net change in federal funds purchased             815,000     (1,250,439)
   Proceeds from sale of common stock                             1,473,000
   Costs associated with stock offering                             (29,880)
   Proceeds from note payable                        350,000
   Net change in:
     Demand deposits                              11,441,760      3,405,218
     Savings deposits                                777,933        425,425
     Time deposits                                   163,272      9,401,046
                                                 -----------    -----------

   Net Cash Provided by Financing Activities      13,547,965     13,424,370
                                                 -----------    -----------

Net Increase in Cash and Cash Equivalents          3,095,952      1,762,357

Cash and Cash Equivalents, Beginning of Period     8,099,777      6,967,473
                                                 -----------    -----------

Cash and Cash Equivalents, End of Period        $ 11,195,729   $  8,729,830
                                                 ===========    ===========

Supplemental Information:
   Interest paid                                $    405,620   $    209,623


    The accompanying notes are an integral part of this statement.

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

              The consolidated financial statements of TransCommunity Bankshares Incorporated ("TransCommunity") conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004, and the results of operations for the three month periods ended March 31, 2004 and 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2003 financial statements for TransCommunity, which statements were included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland"), Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), a wholly owned subsidiary of Bank of Powhatan, TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. All significant intercompany balances and transactions have been eliminated.


NOTE 2    INVESTMENT SECURITIES:

             The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2004 are shown in the table below. As of March 31, 2004 U.S. Agency Securities with a carrying value of $4,818,399 were pledged as collateral for public deposits.

         Securities Available for Sale
         March 31, 2004
                                              Gross     Gross
                                 Amortized Unrealized Unrealized    Fair
                                   Cost      Gains      Losses      Value

         U.S. Agency notes      $ 804,343   $ 1,788  $         $  806,131
                                 ========    ======   =======   =========

         Securities Held to Maturity
         March 31, 2004
                                             Gross      Gross
                               Amortized  Unrealized Unrealized     Fair
                                 Cost       Gains      Losses      Value
         U.S. Agency discount
            Notes             $14,972,416   $   487   $ (7,993) $14,964,910
         U.S. Agency notes      5,998,538    18,073     (1,047)   6,015,564
                               ----------   -------    --------  ----------

         Total Securities Held
            to Maturity       $20,970,954   $18,560   $ (9,040) $20,980,474
                               ==========    ======    =======   ==========

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    INVESTMENT SECURITIES (CONTINUED):

         Securities Available for Sale
         December 31, 2003
                                              Gross      Gross
                                 Amortized Unrealized  Unrealized      Fair
                                   Cost      Gains      Losses        Value

         U.S. Agency notes    $ 2,324,308   $10,450    $(20,313)   $ 2,314,445
                               ==========    ======     =======     ==========

         Securities Held to Maturity
         December 31, 2003
                                             Gross         Gross
                               Amortized  Unrealized    Unrealized     Fair
                                 Cost        Gains        Losses       Value
         U.S. Agency discount
            Notes             $12,489,180   $           $ (7,340)  $12,481,840
         U.S. Agency notes      4,949,845     2,078      (17,874)    4,934,049
                               ----------   -------      --------   ----------

         Total Securities Held
            to Maturity       $17,439,025   $ 2,078     $(25,214)  $17,415,889
                               ==========    ======      =======    ==========


NOTE 3    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        March 31, December 31,
              Type                                        2004        2003
              ----                                        ----        ----

              Commercial, financial, and agricultural  $ 29,786     $28,095
              Real estate -construction                  11,318      16,187
              Real estate -mortgage                      25,340      13,357
              Installment loans to individuals            7,123       8,481
                                                        -------      ------

              Total loans                                73,567      66,120

              Less allowance for loan losses               (989)       (843)
                                                        -------      ------

              Net Loans                                $ 72,578     $65,277
                                                        =======      ======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

          Transactions in the Banks' allowance for loan losses are shown in the following schedule:
                                                   For the Three Months Ended
                                                             March 31,
                                                         2004        2003

             Balance, beginning of period             $ 842,819   $ 462,200
          Provision for loan losses                     145,796      82,510
                                                       --------    --------

          Balance, end of period                      $ 988,615   $ 544,710
                                                       ========    ========

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    STOCK OPTION PLAN:

              A stock option plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan, became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued. The exercise price may not be less than 100% of the fair market value of the shares on the award date.

              Unless the Stock Option Committee determines otherwise, one-third of an award becomes vested and exercisable on each of the first three anniversaries of the award date. Each award becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity's capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity's primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors. On May 16, 2001 and April 15, 2003, options to acquire 45,575 and 226,200 shares, respectively, were awarded under the Plan; these options have an exercise price of $10 per share and a term of ten years. In addition, on April 15, 2003, options were awarded to executive officers, under existing employments agreements, to acquire 51,000 shares. These options were fully exercisable at December 31, 2003.

              The fair value of each option granted on April 15, 2003 was $3.30 using the "Black Scholes Option Pricing" method with the following assumptions: risk free interest rate 4.00%, expected life - 10 years, expected volatility - zero and expected dividends of zero. No options have expired as March 31, 2004, however 600 options have been exercised pursuant to the Plan.

         A summary of the options granted is shown in the following table:

                                                           March 31
                                                       2004        2003

         Outstanding at beginning of the year         318,675      45,575
         Granted
         Exercised
                                                   ----------  ----------

         Outstanding at March 31                      318,675      45,575
                                                    =========   =========
         Options exercisable at March 31               81,378      15,192
                                                    =========   =========
         Exercise Price                            $    10.00  $    10.00
         Weighted average remaining contracted
           Life at March 31, 2004                  105 Months

                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6    STOCK OPTION PLAN (CONTINUED):

             TransCommunity accounts for the Plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the Plan.

                                                     Three Months Ended
                                                            March 31
                                                      2004          2003
                                                      ----          ----

          Net loss, as reported                  $  (916,021)  $  (427,179)
          Deduct: Total stock-based
             employee compensation
             expense determined under
             fair value based method                (118,866)      (12,058)
                                                  ----------    ----------

          Pro Forma Net Loss                     $(1,034,887)  $  (439,237)
                                                   ==========   ==========
          Loss per Share:
             Basic - as reported                 $      (.44)  $      (.26)
                                                   =========    ==========
                                                 $      (.50)  $      (.27)
                                                   =========    ==========


NOTE 7    EARNINGS PER SHARE:

             Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity's outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate.Therefore, basic and dilutive loss per share are identical.


NOTE 8   NOTES PAYABLE:

             In 2003, TransCommunity entered into a line of credit arrangement that provides up to $1,500,000 of financing to be used primarily as working capital. The line of credit has a rate of 1/2% over the prime rate as published in the Wall Street Journal. This renewable line of credit matures on December 31, 2004 and is secured by 250,000 shares of stock of the Bank of Powhatan owned by TransCommunity. At March 31, 2004, TransCommunity had outstanding borrowings under this line of $1,350,000 carrying an interest rate of 4 1/2%.

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      TransCommunity Bankshares Incorporated ("TransCommunity") is a community bank holding company, designated for regulatory purposes as a financial holding company, headquartered in Richmond, Virginia. TransCommunity, through its three national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland"), and Bank of Louisa, N.A. ("Bank of Louisa"), operates a community banking business in the contiguous counties of Powhatan, Goochland and Louisa, all located to the west of the Richmond metropolitan area. Bank of Powhatan has its main office in Powhatan County. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001. TransCommunity's subsidiary, Bank of Goochland, opened for business on November 25, 2002, in a temporary facility located at Goochland Courthouse. On October 20, 2003, the Bank of Goochland moved its headquarters to a new facility located on U.S. Route 250 in the Centerville area of Goochland County, and converted its prior temporary office into a permanent branch of the Bank. In addition, TransCommunity has just completed the process of establishing its third independent community bank in the central Virginia area, the Bank of Louisa. TransCommunity initially established the Bank of Louisa in July 2003 as a branch of Bank of Powhatan. Bank of Louisa was approved as a stand alone national bank in the first quarter of 2004 and began operations in that capacity in April 2004.

      Main Street Mortgage & Investment Corporation ("Main Street Mortgage"), a mortgage banking subsidiary of the Bank of Powhatan, expanded its mortgage loan origination operation during 2003, with the establishment of new offices in Abingdon, Danville, Williamsburg and Virginia Beach, Virginia, as well as the addition of a "sub-prime" mortgage loan office in Richmond. Main Street Mortgage currently operates a total of 11 mortgage offices across Virginia.

      TransCommunity also provides certain non-banking services and activities permissible under a financial holding company structure. In October, 2003, TransCommunity organized a new subsidiary, TransCommunity Investment Advisors, Inc. to provide investment advisory services to its subsidiary bank customers. In conjunction with the establishment of the investment advisor services, TransCommunity received permission from the Comptroller of the Currency to exercise the full range of trust and fiduciary activities by each of its subsidiary banks. This now allows each subsidiary bank to offer the full range of investment management and trust fiduciary services to its customers.

      In addition, during the first quarter of 2004, we established an insurance agency that will handle a wide range of life, annuity and retirement insurance products for our subsidiary bank customers.

      At March 31, 2004, TransCommunity had, on a consolidated basis, total assets of $112.5 million, total deposits of $95.1 million, total loans of $73.6 million, and total stockholders' equity of $14.0 million.

      For the three months ended March 31, 2004, TransCommunity had a net loss of $916,021 compared with a net loss of $427,179 for the three months ended March 31, 2003. The net loss per share was $.44 in 2004 compared with $.26 per share for the same period in 2003.

      The increase in TransCommunity's net losses reflects start-up operating losses of the Bank of Goochland which totaled $109,484 for the first three months of 2004 and additional costs to establish the new stand-alone bank operation in Louisa County, which reduced the profitability of Bank of Powhatan in the first quarter by $162,455. TransCommunity continues to incur operating expenses associated with developing and introducing new financial services, such as the investment advisory and trust banking services, as well as the insurance agency.

      Bank of Powhatan (on a consolidated basis with Main Street Mortgage) experienced a net loss of $180,839 for the three months ended March 31, 2004. This compares with the net income of $210,866 for the same period in 2003.

      Main Street Mortgage, a subsidiary of the Bank of Powhatan, had a net loss of $112,190 for the three month period ended March 31, 2004, as compared with net income of $52,685 for the same period in 2003.

      Bank of Goochland experienced net losses of $109,484 for the three months ended March 31, 2004, as compares with the net loss of $210,553 for the same period in 2003.

      The following is a condensed consolidating statement of operations for TransCommunity and its subsidiaries for the three months ending March 31, 2004 and 2003:

                               Three Months Ended March 31, 2004
                                      (In Thousands)
                   Bank of   Main    Bank of   Trans-    Elimi-
                 Powhatan   Street  Goochland Community  nations Consolidated

Net interest
   income        $    615  $     (8) $    337  $     2  $         $    946
Provision for
   loan losses        (92)                (54)                        (146)
Noninterest income     66       545        26                          637
Noninterest expense  (658)     (649)     (418)    (628)             (2,353)
Income (Loss)
   from subsidiary   (112)                        (290)      402
                  -------    -------   ------   ------   -------   -------

Net (Loss)       $   (181) $   (112) $   (109) $  (916) $    402  $   (916)
                  =======   =======   =======   ======   =======   =======

Total Assets     $ 66,171  $  1,359  $ 41,070  $15,620  $(11,679) $112,541
                  =======   =======   =======   ======   =======   =======


                               Three Months Ended March 31, 2003
                                      (In Thousands)
                   Bank of     Main    Bank of  Trans-    Elimi-
                  Powhatan   Street  Goochland Community  nations Consolidated

Net interest
   income        $    485  $     (6) $     44  $     4   $        $    527
Provision for
   loan losses        (29)                (54)                         (83)
Noninterest income     43       506         6                          555
Noninterest expense  (342)     (447)     (206)    (431)             (1,426)
Income (Loss)
   from subsidiary     53                                    (53)
                  -------   -------   -------   ------    -------  -------

Net Income
  (Loss)         $    210  $     53  $   (210) $  (427) $    (53) $   (427)
                  =======   =======   =======   ======    ======   =======

Total Assets     $  45,315 $    856  $ 17,121  $13,692  $(13,114) $ 63,870
                  ========  =======   =======   ======   =======   =======

Net Interest Margin

     TransCommunity's consolidated net interest margin was 3.92% for the three months ended March 31, 2004, compared with 4.06% for the three months ended March 31, 2003. The decrease in the net interest margin in today's interest rate environment compares favorably with the experience of many other commercial banks. The decrease also reflects the fact that the deposit growth rate of the Company's subsidiary banks has temporarily exceeded growth in new loans.

     TransCommunity's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the first three months of 2004 was $145,796, resulting in an allowance for loan losses of $988,615 (1.34% of total loans) at March 31, 2004. The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Loans that are classified adversely are assigned a risk percentage based on the classification to which they are assigned. Unclassified commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Unclassified other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity's subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any additional potential problem loans as of March 31, 2004.

Noninterest Income

     Noninterest income increased from $555,216 in the first three months of 2003 to $637,347 in the first three months of 2004. Noninterest income as a percentage (annualized) of average assets for the first three months of 2004 was 2.39% compared to 3.83% for the first three months of 2003. Commissions and fees received by Main Street Mortgage increased $39,216, or 7.76%, due to the marginal increase in the volume of loans originated. Bank service charges and fees increased $42,915, or 86.45%, due to the continuing increase in TransCommunity's customer base and deposits.

Noninterest Expense

      Noninterest expense increased from $1,426,490 in the first three months of 2003 to $2,353,145 in the first three months of 2004. A schedule of noninterest expense by company is shown below. The expenses of Main Street Mortgage are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to on going operation of the holding company's support services for the banks and the start up operations of the asset management/trust banking services and insurance agency. Bank of Powhatan's growth in expenses included the additional cost of the operation of the branch office in Louisa. This branch was spun off as a stand alone national bank on April 19, 2004 and will be reported separately in the future. The increase in expenses at Bank of Goochland was due to the opening of the Main Office located in Centerville in the fourth quarter of 2003 while converting the temporary office to a permanent branch . Noninterest expense, as a percentage (annualized) of average assets, improved for the first three months of 2004 to 8.83%, down from 9.84% for the first three months of 2003.

      Noninterest expense by company is as follows:

                                                      Three Months Ended
                                                           March 31,
                                                        2004          2003
                                                        ----          ----

              TransCommunity                        $  627,890   $  428,382
              Bank of Powhatan                         658,252      345,467
              Bank of Goochland                        418,331      205,948
              Main Street Mortgage                     648,672      446,693
                                                     ---------    ---------

                 Total                              $2,353,145   $1,426,490
                                                     =========    =========

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current period.

Loans

     Total loans increased $7,447,011 during the first three months of 2004 to $73,566,694.

      Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        March 31, December 31,
              Type                                        2004        2003
              ----                                        ----        ----

              Commercial, financial, and agricultural  $ 29,786     $28,095
              Real estate -construction                  11,318      16,187
              Real estate -mortgage                      25,340      13,357
              Installment loans to individuals            7,123       8,481
                                                        -------      ------

              Total loans                                73,567      66,120

              Less allowance for loan losses               (989)       (843)
                                                        -------      ------

              Net Loans                                $ 72,578     $65,277
                                                        =======      ======

Nonaccrual, Past Due and Restructured Loans

      At March 31, 2004, TransCommunity did not have any loans classified as restructured or past due more than 90 days. Loans in the amount of $438,000 (consisting principally of a single loan) were in a nonaccrual status as of March 31, 2004. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

      The following table shows the allocation for the allowance for loan losses at:

                                 March 31, 2004        December 31, 2003

                                        Percent of              Percent of
                                       loans in each           loans in each
      Balance at end of period          category to             category to
          applicable to        Amount   total loans   Amount    total loans

      Commercial             $ 514,079       41%     $ 438,265     43%
      Real estate -
        construction           237,268       15%       202,276     24%
      Real estate - mortgage   128,520       34%       109,566     20%
      Installment              108,748       10%        92,712     13%
                              --------      ---       --------    ---

      Total Allowance for
        Loan Losses          $ 988,615      100%     $ 842,819    100%
                              ========      ===       ========    ===


Deposits

     TransCommunity's deposits increased $12,382,964 during the first three months of 2004 to $95,057,765 at March 31, 2004. Time deposits of $100,000 or more equaled 20.22% of deposits at March 31, 2004.

Bank Premises and Equipment

     Bank premises and equipment consisted of the following as of March 31, 2004:

     Land and land improvements                         $1,486,805
     Buildings                                           2,533,910
     Furniture and equipment                             1,817,523
     Construction in progress                              139,280
                                                          --------

                                                         5,977,518
     Less:  Accumulated Depreciation                       763,473
                                                          --------

     Total Bank Premises and Equipment                  $5,214,045
                                                         =========

     During 2002, TransCommunity purchased property in the Town of Louisa, Virginia as a site for the Bank of Louisa, N.A. In connection with this purchase, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. In October, 2003, this indebtedness was extended until November 1, 2004 at an interest rate of 6% per annum. Upon the establishment of Bank of Louisa as a stand alone institution on April 19, 2004, this property was transferred to Bank of Louisa and the outstanding loan, including accrued interest, was assumed by Bank of Louisa.

      TransCommunity Bankshares has a 10-year lease on approximately 14,000 square feet of office space located at 4235 Innslake Drive, Glen Allen, Virginia beginning in December of 2003. This office space houses the corporate operations of TransCommunity as well as elements of Main Street Mortgage and the offices of the new investment advisor subsidiary and the trust operations of the subsidiary banks. The original corporate offices of TransCommunity have been turned over to Main Street Mortgage for use in its expanding sub-prime lending operation. The minimum lease payments associated with TransCommunity's new office space over the next five years are $155,553 for 2004, $229,407 for 2005, $234,060 for 2006
and $238,763 for 2007. Monthly lease payments of $12,951 commenced in February, 2004. The lease provides for an abatement of rent on 4,000 square feet for one year from the occupancy date.

Capital

      TransCommunity's capital as a percentage of total assets was 12% at March 31, 2004, and 15% at December 31, 2003, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At March 31, 2004, TransCommunity had liquid assets of approximately $11.2 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at March 31, 2004. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments. TransCommunity's bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. TransCommunity has established a line of credit of $1,500,000 with a non-affiliated bank, secured by a pledge of a portion of the outstanding shares of Bank of Powhatan, to use for working capital. Of this amount, $150,000 remained available at March 31, 2004.

      Because of regulatory limitations on the payment of dividends to TransCommunity by its subsidiary banks, expenses associated with the start-up of its subsidiary banks and its other financial services will require TransCommunity to continue to fund operating expenses at the holding company level through a combination of borrowings and the sale of capital stock. TransCommunity expects Bank of Powhatan to be in a position to pay a dividend to TransCommunity by the end of 2004. Nevertheless, the inability of TransCommunity to sell additional shares of capital stock would likely have a material adverse effect on TransCommunity's business plan and its financial position. In April 2004, TransCommunity filed a registration statement with the Securities and Exchange Commission for the sale of up to 1,000,000 shares of common stock through a non-underwritten offering. As of April 30, 2004, the registration statement had not yet been declared effective. Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the TransCommunity's short term or long term liquidity. Bank premises and equipment in the near future will be purchased using liquid assets.

      At March 31, 2004, TransCommunity had a negative cumulative Gap Rate Sensitivity Ratio of 4.52% for the one year repricing period. Based on this ratio, earnings would remain relatively stable as interest rates change. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule II.

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

      Management anticipates that Bank of Powhatan will experience continued growth in 2004, and that by year-end 2004 Bank of Powhatan will be positioned to pay a dividend to TransCommunity.

      Likewise, we anticipate that Bank of Goochland and our newest bank subsidiary, Bank of Louisa, as well as future de novo banks we may establish, will initially experience operating losses as they establish their customer base, but that each institution will reach profitability as they execute TransCommunity's community banking strategy and take advantage of the operational cost savings afforded by using TransCommunity's common operating platform. Additionally, TransCommunity's new Financial Services division, offering asset management, trust banking, securities brokerage and insurance will begin generating revenues during 2004, and expects to contribute to TransCommunity's profitability in the years ahead. Nevertheless, it may be several years before TransCommunity will be able to show a profit on a consolidated basis.

Employees

      TransCommunity's full time equivalent employees have increased from 100 at December 31, 2003, to 102 at March 31, 2004, including 24 at Bank of Powhatan, 17 at Bank of Goochland, 46 at Main Street and 15 at TransCommunity. The number of new employees hired for the duration of 2004 will depend on the continued growth in operations.

Schedule I


                     TRANSCOMMUNITY BANKSHARES INCORPORATED
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                     FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                                      2004                                      2003
                          ---------------------------              ---------------------------
                        Average                  Average       Average                    Average
                        Balance       Income/     Rates        Balance         Income/      Rates
                         Sheet        Expense  Earned/Paid       Sheet         Expense   Earned/Paid
ASSETS

   Loans including
     fees            $ 70,933,418   $1,241,842    7.00%       $ 40,100,470     $722,913     7.21%

   Federal funds
     sold               8,430,583       19,636     0.93%         8,397,656       24,202     1.15%
   Investments         17,041,212       86,728     2.04%         3,395,259       11,557     1.36%
                     ------------    ---------   ------        -----------      -------    -----


   Total Earning
     Assets            96,405,213     1,348,206    5.59%        51,893,385      758,672     5.85%
                                     ----------  ------                         -------    -----


   Allowance for
     loan losses         (914,048)                               (483,156)
   Non-earning assets  11,128,343                               6,585,556
                      -----------                              ----------

   Total Assets      $106,619,508                            $ 57,995,785
                      ===========                             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest
         bearing     $ 19,911,571   $    47,013    0.94%     $  8,315,196      $ 21,169    1.02%

     Savings            6,320,279        15,690    0.99%        3,498,024        10,761    1.23%
     Time deposits     50,329,346       322,902    2.57%       25,563,562       193,277    3.02%
                      -----------       -------   -----      ------------       ------   ------

     Total Deposits    76,561,196       385,605    2.01%       37,376,782       225,207     2.41%

     Other borrowed
       Funds            1,548,670        17,028    4.40%        1,105,500         6,860     2.48%
                      -----------       -------   -----       -----------       -------   ------

     Total Interest
       Bearing
       Liabilities     78,109,866       402,633    2.06%       38,482,282        232,067    2.41%
                                       --------   -----                         --------  ------

   Non-interest
     bearing
     Deposits          12,966,129                               6,515,956
   Other
     liabilities          310,437                                 280,253
                      -----------                             -----------

     Total
       Liabilities     91,386,432                              45,278,491

   Stockholders'
     Equity            15,233,076                              12,717,294
                     ------------                             -----------

   Total Liabilities
     And Stockholders'
     Equity          $106,619,508                             $57,995,785
                      ===========                              ==========

   Net Interest Earnings             $   945,573                               $526,605
                                      ==========                                =======

   Net Yield on Interest
     Earning Assets                                3.92%                                   4.06%
                                                 ======                                  ======

Schedule II


                    TRANSCOMMUNITY BANKSHARES INCORPORATED
                         INTEREST SENSITIVITY ANALYSIS
                                 MARCH 31, 2004


                          Less than    1 to 5         Over 5
                           1 Year       Years          Years       Total
                           ------       -----          -----       -----
Uses of Funds:

Loans:
   Commercial and
    real estate -
      construction      $11,917,027  $13,758,976   $ 4,110,080  $29,786,083
   Real estate -
     mortgage            22,775,802    8,860,611     5,021,207   36,657,620
   Installment            3,924,317    2,949,122       249,552    7,122,991
                         ----------   ----------    ----------   ----------

   Total Loans           38,617,146   25,568,709     9,380,839   73,566,694

Federal funds sold          569,000                                 569,000
Investment securities
   at cost               14,972,200    1,998,807     3,999,947   20,970,954
Investment securities
   at fair value                         806,131                    806,131
                         ----------   ----------    ----------   ----------

Total                   $54,158,346  $28,373,647   $13,380,786  $95,912,779
                         ==========   ==========    ==========   ==========

Sources of Funds:

Demand Deposits
   Interest bearing     $21,504,389  $             $            $21,504,389
Savings accounts          6,604,078                               6,604,078
Time Deposits:
   Under $100,000        15,680,651   14,634,578                 30,315,229
   Over $100,000         11,836,178    7,383,022                 19,219,200
                         ----------   ----------    ----------   ----------

   Total Deposits        55,625,296   22,017,600                 77,642,896

Federal funds purchased   1,316,000                               1,316,000
Borrowings                1,548,000                               1,548,000
                        -----------   ----------    ----------   ----------

Total                   $58,489,296  $22,017,600   $            $80,506,896
                         ----------   ----------    ----------   ----------

Discrete Gap             (4,330,950)   6,356,047    13,380,786   15,405,883
Cumulative Gap           (4,330,950)   2,025,097    15,405,883

Ratio of Cumulative Gap
   to Total Earning
   Assets                     -4.52%        2.11%        16.06%
                         ==========   ==========    ==========

Item 3.     Controls and Procedures

        (a) Evaluation of Disclosure Controls and Procedures

      As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as TransCommunity that file periodic reports under the Securities Exchange Act of 1934 (the "Act") are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

      We have established disclosure controls and procedures to ensure that material information related to TransCommunity is available to or made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, TransCommunity's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that TransCommunity's disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

      Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company's disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's periodic reports.

        (b) Changes in Internal Controls

      The Company's management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2004, in the course of the audit of the Company's financial statements for 2003, the Company's independent auditors identified several deficiencies in the Company's internal control structure at the Company's subsidiary banks involving the lack of independent review of certain online computer entries, the need for officer review and approval of all general ledger debt and credit tickets, and the need for independent review and comparison of master file changes to source documentation on a daily basis. The Company has begun taking steps to address each of these identified concerns. Other than as noted, during TransCommunity's most recent fiscal quarter, there were no significant changes in TransCommunity's internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls since the date of their evaluation at the end of TransCommunity's next most previous fiscal quarter.

Part II Other Information

Item 6. Exhibits and Reports on 8-K

(a)   Exhibits

     The following exhibits are filed or incorporated by reference as part of this Form 10-QSB

    Exhibit No.  Description of Exhibits

        3.1      Articles of Incorporation of TransCommunity (1)

        3.2 Bylaws of TransCommunity (as amended June 25, 2002) (incorporated by reference to Annual Report on Form 10-KSB for 2002 filed March 31, 2003)

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

        -------------------
        (1)Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 17, 2001.


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

                                  TRANSCOMMUNITY BANKSHARES,
                                  INCORPORATED
                                  (Registrant)


Date: May 12, 2004            /s/ WILLIAM C. WILEY
                              ----------------------------------------
                                  William C. Wiley
                                  Chairman of the Board and Chief
                                  Executive Officer


Date: May 12, 2004            /s/ BRUCE B. NOLTE
                              ----------------------------------------
                                  Bruce B. Nolte
                                  President and Chief Operating Officer


Date: May 12, 2004            /s/ THOMAS M. CROWDER
                              ----------------------------------------
                                  Thomas M. Crowder
                                  Chief Financial Officer