Form 10QSB
period 2004-06-30
TRANSCOMMUNITY BANKSHARES INC
filed 2004-08-16
CIK 1140249

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For Quarterly Period Ended June 30, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

                          Commission File No. 000-33355

                           TRANSCOMMUNITY FINANCIAL
                                  CORPORATION
             (Exact name of small business issuer as specified in its charter)

           Virginia                                            54-2032355
-----------------------------                            --------------------
(State or Other Jurisdiction of                            I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

                              4235 Innslake Drive
                          Glen Allen, Virginia 23060
                (Address of principal executive offices, including zip code)

                                   (804) 934-9999
               (Issuer's Telephone Number, Including Area Code)



      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes    X    No
             ------    -----

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                               Outstanding at August 8, 2004
Common Stock, par value - $0.01                        2,128,836 shares

                      TRANSCOMMUNITY FINANCIAL CORPORATION


                                     INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Six Months Ended
         June 30, 2004 and 2003                                           2

         Consolidated Statements of Income - Three Months Ended
         June 30, 2004 and 2003                                           3

         Consolidated Balance Sheets -
         June 30, 2004 and December 31, 2003                              4

         Consolidated Statements of Changes in Stockholders' Equity -
         Six Months Ended June 30, 2004 and 2003                          5

         Consolidated Statements of Cash Flows - Six Months
         Ended June 30, 2004 and 2003                                     6


         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

Item 3.  Controls and Procedures                                         20


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               21

Item 2.  Change in Securities, Use of Proceeds and Small Business        21
         Issuer Purchases of Equity Securities

Item 3.  Defaults Upon Senior Securities                                 21

Item 4.  Submission of Matters to a Vote of security Holders             21

Item 5.  Other Information                                               22

Item 6.  Exhibits and Reports on Form 8-K                                22


         SIGNATURES                                                      23

Part I  Financial Information
Item 1. Financial Statements

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                       Six Months Ended
                                                           June 30
                                                     2004          2003
                                                     ----          ----

Interest and Dividend Income
   Loans, including fees                         $ 2,610,745    $ 1,621,624
   Federal funds sold                                 36,957         52,307
   Debt securities                                   189,180         55,261
                                                  -----------    ----------

   Total Interest Income                           2,836,882      1,729,192
                                                  ----------     ----------

Interest Expense
   Interest on deposits                              769,698        498,949
   Interest on other borrowed funds                   33,149          9,409
                                                  ----------     ----------

   Total Interest Expense                            802,847        508,358
                                                  ----------     ----------

Net Interest Income                                2,034,035      1,220,834

Provision for Loan Losses                            264,253        147,366
                                                  ----------     ----------

Net Interest Income After Provision for
   Loan Losses                                     1,769,782      1,073,468
                                                  ----------     ----------

Noninterest Income
   Bank service charges and fees                     498,851        117,137
   Commissions and fees from loan originations     1,357,505      1,144,451
                                                  ----------     ----------

   Total Noninterest Income                        1,856,356      1,261,588
                                                  ----------     ----------

Noninterest Expense
   Salaries and employee benefits                  3,096,779      1,900,854
   Occupancy expenses                                327,043        134,628
   Equipment expenses                                322,811        170,918
   Other operating expenses                        1,515,924        876,008
                                                  ----------     ----------

   Total Noninterest Expense                       5,262,557      3,082,408
                                                  ----------     ----------

Net Loss                                         $(1,636,419)   $  (747,352)
                                                  ==========     ==========

   Net Loss Per Share (Basic and Diluted)        $     (0.79)   $     (0.42)
                                                  ==========     ==========

   Weighted Average Shares Outstanding             2,069,723      1,777,248

              The accompanying notes are an integral part of this statement.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                                                      Three Months Ended
                                                            June 30
                                                       2004          2003
                                                       ----          ----

Interest and Dividend Income
   Loans, including fees                          $ 1,368,902   $   898,680
   Federal funds sold                                  17,320        28,104
   Debt securities                                    108,498        43,703
                                                   ----------    ----------

   Total Interest Income                            1,494,720       970,487
                                                   ----------    ----------

Interest Expense
   Interest on deposits                               384,093       273,741
   Interest on other borrowed funds                    16,121         2,551
                                                   ----------    ----------

   Total Interest Expense                             400,214       276,292
                                                   ----------    ----------

Net Interest Income                                 1,094,506       694,195

Provision for Loan Losses                             118,457        64,856
                                                   ----------    ----------

Net Interest Income After Provision for
   Loan Losses                                        976,049       629,339
                                                   ----------    ----------

Noninterest Income
   Bank service charges and fees                      400,249        67,495
   Commissions and fees from loan originations        812,716       638,908
                                                   ----------    ----------

   Total Noninterest Income                         1,212,965       706,403
                                                   ----------    ----------

Noninterest Expense
   Salaries and employee benefits                   1,688,693     1,011,997
   Occupancy expenses                                 185,803        67,457
   Equipment expenses                                 161,227        90,471
   Other operating expenses                           873,559       485,991
                                                   ----------    ----------

   Total Noninterest Expense                        2,909,282     1,655,916
                                                   ----------    ----------

Net Loss                                          $  (720,268)  $  (320,174)
                                                   ==========    ==========

   Net Loss Per Share (Basic and Diluted)         $     (0.35)  $     (0.17)
                                                   ==========    ==========

   Weighted Average Shares Outstanding              2,072,085     1,924,058


               The accompanying notes are an integral part of this statement.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003


                                                  June 30,      December 31,
                                                    2004            2003
                                                 Unaudited        Audited
     ASSETS

Cash and due from banks                         $  7,719,584   $   7,913,777
Federal funds sold                                                   186,000
                                                 -----------    ------------

Total Cash and Cash Equivalents                    7,719,584       8,099,777

Securities available-for-sale, at fair value       7,764,022       2,314,445
Securities held to maturity                       17,786,199      17,439,025
Loans net of allowance for loan losses of
   $1,107,072 at June 30, 2004 and $842,819
   at December 31, 2003                           79,888,808      65,276,864
Bank premises and equipment, net                   5,306,893       5,089,975
Federal Reserve Bank stock (restricted)              507,300         357,300
Other assets                                       1,713,060       1,174,969
                                                 -----------    ------------

   Total Assets                                 $120,685,866   $  99,752,355
                                                 ===========    ============

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                        $ 19,343,433   $  11,948,835
     Interest bearing                             22,447,042      15,528,664
   Savings deposits                                7,654,348       5,826,145
   Time deposits                                  50,382,950      49,371,157
                                                 -----------    ------------

   Total Deposits                                 99,827,773      82,674,801

Federal funds purchased                            5,036,000         501,000
Note payable                                       1,550,000       1,198,000
Accrued interest payable                             148,434         144,946
Accrued expenses and other liabilities               431,849         332,166
                                                 -----------    ------------

   Total Liabilities                             106,994,056      84,850,913
                                                 -----------    ------------

     STOCKHOLDERS' EQUITY

Common stock subscriptions received                   32,445
Common stock (5,000,000 shares authorized
   $.01 par value)
     2,067,613 shares issued and outstanding                          20,676
     2,092,730 shares issued and outstanding          20,927
Paid-in-surplus                                   20,340,450      19,916,482
Accumulated deficit                               (6,662,272)     (5,025,853)
Accumulated other comprehensive loss                 (39,740)         (9,863)
                                                 -----------    ------------

   Total Stockholders' Equity                     13,691,810      14,901,442
                                                 -----------    ------------

   Total Liabilities and Stockholders' Equity   $120,685,866   $  99,752,355
                                                 ===========    ============


         The accompanying notes are an integral part of this statement.

                                      TRANSCOMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                 (UNAUDITED)

                                                   Expenses of                                        Accumulated
                           Shares of    Common       Current                                              Other
                            Common       Stock        Stock      Common     Paid in     Accumulated    Comprehensive
                            Stock    Subscriptions   Offerings    Stock     Surplus        Deficit      Gain (Loss)       Total

Balance,
   December 31, 2003      2,067,613   $              $          $  20,676   $19,916,482   $(5,025,853)    $(9,863)    $ 14,901,442

Net Loss                                                                                   (1,636,419)                  (1,636,419)
 Unrealized loss on securities
   available for sale                                                                                     (29,877)         (29,877)
                                                                                                                       -----------

   Total comprehensive loss                                                                                             (1,666,296)
Subscriptions received                    409,200                                                                          409,200
Common stock issued          25,117      (376,755)                    251       376,504
Restricted stock award
   expense                                                                       47,464                                     47,464
                           --------    ----------     --------   --------    ----------    ----------      ------      -----------


Balance
   June 30, 2004          2,092,730   $    32,445   $          $   20,927   $20,340,450   $(6,662,272)   $(39,740)    $ 13,691,810
                          =========    ==========    ========   =========    ==========    ==========     =======      ===========


Balance,
   December 31, 2002      1,605,249   $             $(588,335) $   16,052   $15,831,921   $(2,788,358)   $   (500)    $ 12,470,780

Net Loss                                                                                     (747,352)                    (747,352)
Unrealized gain on securities
   available for sale                                                                                      10,001           10,001
                                                                                                                        ----------

  Total comprehensive loss                                                                                                (737,351)
  Subscriptions received               3,704,794                                                                         3,704,794
Common stock issued         363,951   (3,672,594)                   3,640     3,668,954
Expenses of stock
  offering                                            (65,922)                                                             (65,922)
                          ---------    ---------     --------     -------    ----------    ----------     -------      -----------


Balance
   June 30, 2003          1,969,200  $    32,200    $(618,215)   $  19,692  $19,500,875   $(3,535,710)   $  9,501     $ 15,372,301
                          =========  ===========     ========     ========   ==========    ==========     =======      ===========


                The accompanying notes are an integral part of this statement.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                       Six Months Ended
                                                            June 30,
                                                       2004           2003
                                                       ----           ----
Operating Activities:
   Net loss                                     $  (1,636,419) $    (747,352)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                      264,253        147,366
       Accretion income                               (27,103)        (2,381)
       Depreciation                                   202,958        119,733
       Gain on disposition of property                   (967)
       Restricted stock award expense                  47,464
       Net change in:
         Other assets                                (538,093)      (295,049)
         Interest payable                               3,488         36,674
         Accrued expenses and other liabilities        99,686       (256,633)
                                                 ------------    -----------

   Net Cash Used in Operating Activities           (1,584,733)      (997,642)
                                                 ------------    -----------

Investing Activities:
   Purchase of securities held to maturity        (16,919,321)   (14,806,193)
   Purchase of securities available for sale       (6,999,383)    (3,805,000)
   Proceeds from maturities of securities held
     to maturity                                   16,599,250      9,800,000
   Proceeds from maturities of securities
     available for sale                             1,519,928        805,000
   Purchase of Federal Reserve Stock                 (150,000)
   Net change in loans                            (14,876,197)   (11,330,563)
   Proceeds from the sale of property                   2,500
   Payments for the purchase of property             (223,410)    (1,396,404)
                                                 ------------    -----------

   Net Cash Used in Investing Activities          (21,046,633)   (20,733,160)
                                                 ------------   ------------

Financing Activities:
   Net change in federal funds purchased            4,535,000     (1,250,439)
   Proceeds from sale of common stock                 409,200      3,704,794
   Costs associated with stock offering                              (65,922)
   Proceeds from note payable                         352,000         15,000
   Curtailment of debt                               (198,000)
   Net change in:
     Demand deposits                               14,312,977      6,012,270
     Savings deposits                               1,828,203        916,058
     Time deposits                                  1,011,793     14,678,830
                                                 ------------   ------------

   Net Cash Provided by Financing Activities       22,251,173     24,010,591
                                                 ------------   ------------

Net Increase (Decrease) in Cash and
   Cash Equivalents                                  (380,193)     2,279,789

Cash and Cash Equivalents, Beginning of Period      8,099,777      6,967,473
                                                 ------------   ------------

Cash and Cash Equivalents, End of Period        $   7,719,584  $   9,247,262
                                                 ============   ============

Supplemental Information:
   Interest paid                                $     799,359  $     471,684

          The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

              The consolidated financial statements of TransCommunity Financial Corporation ("TransCommunity") conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004, and the results of operations for the six and three month periods ended June 30, 2004 and 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2003 financial statements for TransCommunity, which statements were included in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The consolidated financial statements include TransCommunity, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland"), Bank of Louisa, N.A. ("Bank of Louisa"); Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), a wholly owned subsidiary of Bank of Powhatan, TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. All significant intercompany balances and transactions have been eliminated.


NOTE 2    INVESTMENT SECURITIES:

             The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2004 are shown in the table below. As of June 30, 2004 U.S. Agency Securities with a carrying value of $10,179,239 were pledged as collateral for public deposits.

         Securities Available for Sale
         June 30, 2004
                                           Gross       Gross
                             Amortized  Unrealized  Unrealized      Fair
                               Cost        Gains      Losses        Value

         U.S. Agency
           notes           $ 7,803,762  $      469  $  (40,209) $ 7,764,022
                            ==========   =========   =========   ==========

         Securities Held
         to Maturity
         June 30, 2004
                                           Gross       Gross
                             Amortized  Unrealized  Unrealized      Fair
                               Cost        Gains      Losses        Value
         U.S. Agency
           discount notes  $ 6,986,717  $           $  (18,838) $ 6,967,879
         U.S. Agency notes  10,799,482       2,797    (133,635)  10,668,644
                            ----------  ----------   ---------   ----------

         Total Securities
            Held
            to Maturity    $17,786,199  $    2,797  $ (152,473) $17,636,523
                            ==========   =========   =========   ==========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2    INVESTMENT SECURITIES (CONTINUED):

         Securities Available for Sale
         December 31, 2003
                                           Gross        Gross
                             Amortized  Unrealized   Unrealized      Fair
                               Cost        Gains       Losses        Value

         U.S. Agency notes $ 2,324,308   $  10,450   $  (20,313)  $ 2,314,445
                            ==========    ========    =========    ==========

         Securities Held
         to Maturity
         December 31, 2003
                                           Gross        Gross
                             Amortized  Unrealized   Unrealized       Fair
                               Cost        Gains       Losses         Value
         U.S. Agency
           discount
           notes           $12,489,180   $           $   (7,340)  $12,481,840
         U.S. Agency
           notes             4,949,845       2,078      (17,874)    4,934,049
                            ----------    --------    ----------   ----------

         Total Securities
            Held to
            Maturity       $17,439,025   $   2,078   $  (25,214)  $17,415,889
                            ==========    ========    =========    ==========


NOTE 3    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        June 30,  December 31,
                                                          2004        2003

              Commercial, financial, and agricultural  $ 35,647     $28,095
              Real estate -construction                  11,273      16,187
              Real estate -mortgage                      27,613      13,357
              Installment loans to individuals            6,463       8,481
                                                        -------      ------

              Total loans                                80,996      66,120

              Less allowance for loan losses             (1,107)       (843)
                                                        -------      ------

              Net Loans                                $ 79,889     $65,277
                                                        =======      ======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

             Transactions in the Banks' allowance for loan losses are shown in the following schedule:
                                                     For the Six Months Ended
                                                             June 30,
                                                          2004      2003

             Balance, beginning of period             $  842,819  $  462,200
             Provision for loan losses                   264,253      82,510
                                                       ---------   ---------

             Balance, end of period                   $1,107,072  $  544,710
                                                       =========   =========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         A summary of the options granted is shown in the following table:

                                                   For the Six Months Ended
                                                           June 30
                                                       2004        2003

         Outstanding at beginning of the year         318,675      45,575
         Granted                                                  272,950
         Exercised
                                                   ----------  ----------

         Outstanding at June 30                       318,675     318,525
                                                    =========   =========
         Options exercisable at June 30               127,892      30,383
                                                    =========   =========
         Exercise Price                            $    10.00  $    10.00
         Weighted average remaining contracted
           Life at June 30, 2004                          102 Months

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                        Three Months Ended            Six Months Ended
                                             June 30                      June 30
                                       --------------------          -------------------
                                          2004         2003           2004          2003
                                          ----         ----           ----          ----

          Net loss, as reported        $(720,268)    $(320,174)    $(1,636,419)   $(747,352)
          Deduct: Total stock-based
            employee compensation
            expense determined
            under fair value based
            method                       (64,617)     (121,626)       (183,483)    (133,684)
                                        --------      --------       ---------     --------

          Pro Forma Net Loss           $(784,885)    $(441,800)    $(1,819,902)   $(881,036)
                                        ========      ========      ==========     ========

          Loss per Share:
            Basic - as reported        $    (.35)    $    (.17)    $      (.79)   $    (.42)
                                        ========      ========      ==========     ========
            Basic - pro forma          $    (.38)    $    (.23)    $      (.88)   $    (.50)
                                        ========      ========      ==========     ========


NOTE 7    EARNINGS PER SHARE:

             Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity's outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate. Therefore, basic and dilutive loss per share are identical.


NOTE 8   NOTES PAYABLE:

             In 2003, TransCommunity entered into a line of credit arrangement that provides up to $1,700,000 of financing to be used primarily as working capital. The line of credit has a rate of 1/2% over the prime rate as published in the Wall Street Journal. This renewable line of credit matures on December 31, 2004 and is secured by 250,000 shares of stock of the Bank of Powhatan owned by TransCommunity. At June 30, 2004, TransCommunity had outstanding borrowings under this line of $1,550,000 carrying an interest rate of 4 1/2%.

             In 2002, TransCommunity purchased a two acre parcel in the Town of Louisa as a site for the Bank of Louisa for $200,000. The trustee of the trust that sold this property to TransCommunity is a member of the Board of Directors of the Bank of Louisa. The Board received two independent appraisals regarding the parcel and believes that the terms of the purchase are equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this transaction, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. In October 2003, this indebtedness was extended until November 1, 2004 at an interest rate of 6% per annum. Effective April 29, 2004, this property and the related debt obligation was transferred to Bank of Louisa, N.A. and paid off.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Forward Looking Statements

      The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition or state other information that is "forward-looking." "Forward-looking" statements are easily identified by the use of words such as "could," "could anticipate," "estimate," "believe," and similar words that refer to the future outlook. There is always a degree of uncertainty associated with "forward-looking" statements. The Company's management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

      Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

      o General economic conditions, either nationally or within the Company's markets, could be less favorable than expected;
      o Changes in market interest rates could affect interest margins and profitability;
      o Competitive pressures could be greater than anticipated; and
      o  Legal or accounting changes could affect the Company's results.

Overview

      TransCommunity Financial Corporation ("TransCommunity") is a community bank holding company, designated for regulatory purposes as a financial holding company, headquartered in Richmond, Virginia. TransCommunity, through its three national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland"), and Bank of Louisa, N.A. ("Bank of Louisa"), operates a community banking business in the contiguous counties of Powhatan, Goochland and Louisa, all located to the west of the Richmond metropolitan area. Bank of Powhatan has its main office in Powhatan County. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001. TransCommunity's subsidiary, Bank of Goochland, opened for business on November 25, 2002, in a temporary facility located at Goochland Courthouse. On October 20, 2003, the Bank of Goochland moved its headquarters to a new facility located on U.S. Route 250 in the Centerville area of Goochland County, and converted its prior temporary office into a permanent branch of the Bank. Effective April 19, 2004, TransCommunity established its third independent community bank in the central Virginia area, the Bank of Louisa, N.A. TransCommunity initially established the Bank of Louisa in July 2003 as a branch of Bank of Powhatan. The assets and liabilities of this branch office were transferred to Bank of Louisa contemporaneously with the receipt by that bank of its independent national banking charter.

            TransCommunity is currently engaged in a non-underwritten public offering of 1,000,000 shares of its common stock. The present offering is being undertaken to provide additional funds for TransCommunity's continuing operations, including the capitalization of a contemplated new bank subsidiary to be organized in the Lexington, Virginia area as well as the expansion of its non-banking services and activities. The capitalization of the proposed Bank of Rockbridge will require approximately $5.0 million of capital. The sale of additional shares of stock is an important source of capital to support TransCommunity's operations at the holding company level and essential to the establishment of the contemplated new bank.

      As of June 30, 2004, TransCommunity had raised $409,200, in the offering through the sale of 25,117 shares at $15.00 per share. These proceeds include $32,445 in proceeds received for which 2,163 shares were unissued at June 30, 2004. If all of the shares that are offered are sold, TransCommunity will use $5,000,000 of the offering proceeds to capitalize the proposed Bank of Rockbridge, N.A. and will use the remaining proceeds, and any future proceeds for general corporate purposes. At June 30, 2004, there were 972,720 shares remaining unsold in the current offering.

      TransCommunity's management plans to make application to the Office of the Comptroller of the Currency to establish our fourth national bank, Bank of Rockbridge, N.A.(in organization) in early August. The County of Rockbridge is located in the western portion of the TransCommunity market area, referred to as the "Valley of Virginia", bordering the city of Lexington. TransCommunity has executed a lease to use the original main office facility for the predecessor Bank of Rockbridge, and has hired a President & CEO to head up the establishment of this new bank operation.

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

      TransCommunity also provides certain non-banking services and activities permissible under a financial holding company structure. In October, 2003, TransCommunity organized a new subsidiary, TransCommunity Investment Advisors, Inc. to provide investment advisory services to its subsidiary bank customers. In conjunction with the establishment of the investment advisor services, TransCommunity received permission from the Comptroller of the Currency to exercise the full range of trust and fiduciary activities by each of its subsidiary banks. This now allows each subsidiary bank to offer the full range of investment management and trust fiduciary services to its customers. A similar application to exercise the full range of fiduciary activities through the Bank of Rockbridge, N.A. in organization, is planned to be submitted with its charter application.

      In addition, during the first quarter of 2004, TransCommunity established TransCommunity Investment Services, Inc. as a wholly owned subsidiary. This company acts as an agent in the delivery of certain investment and insurance products. To allow for certain of these activities to be transacted, TransCommunity Investment Services, Inc. is also licensed as an insurance agency by the State of Virginia. Through this subsidiary, we intend to offer a wide range of life, annuity and retirement insurance products for our subsidiary bank customers.

      At June 30, 2004, TransCommunity had, on a consolidated basis, total assets of $120.7 million, total deposits of $99.8 million, total loans of $81.0 million, and total stockholders' equity of $13.7 million.

      For the six months ended June 30, 2004, TransCommunity had a net loss of $1,636,419 compared with a net loss of $747,352 for the six months ended June 30, 2003. The net loss per share was $.79 in 2004 compared with $.42 per share for the same period in 2003.

      The increase in TransCommunity's net losses reflects start-up operating losses of the Bank of Louisa, which was opened on April 19, 2004, and Bank of Goochland. Operating losses of the Bank of Louisa since April 19, 2004 through June 30, 2004 were $711,178. Operating losses of the Bank of Goochland totaled $171,458 for the first six months of 2004. Prior to the formal establishment of Bank of Louisa, its operating losses, as a branch of Bank of Powhatan, were $188,095 from January 1, 2004 through April 18, 2004. TransCommunity also continues to incur operating expenses associated with exploring new geographical banking markets, and developing and introducing new financial services. New financial services developed and introduced include investment advisory and trust banking services, as well as insurance services.

      Bank of Powhatan (on a consolidated basis with Main Street Mortgage) experienced a net profit of $341,627 for the six months ended June 30, 2004. This compares with the net income of $406,231 for the same period in 2003. Bank of Powhatan's consolidated lower net income in comparison with the amount reported for the same period in 2003 is attributed to the $188,095 in losses incurred prior to the spin off of the Louisa branch as a stand alone national bank in 2nd quarter 2004 and the reported six month loss of $70,730 by Main Street Mortgage versus a net profit of $92,985 for the same period in 2003. The core profit of Bank of Powhatan for the first 6 months on a stand alone basis was $600,452 versus $313,246 on a stand alone basis for the first 6 months in 2003.

      Main Street Mortgage, a subsidiary of the Bank of Powhatan, had a net loss of $70,730 for the six month period ended June 30, 2004, as compared with net income of $92,985 for the same period in 2003. This declining trend is due to the expansion costs incurred with the infrastructure put in place in the fourth quarter of 2003.

      Bank of Goochland experienced net losses of $171,458 for the six months ended June 30, 2004, as compares with the net loss of $344,487 for the same period in 2003. The decline in the net loss when compared to the prior year is attributable to continued growth in the customer base.

      The following is a condensed consolidating statement of operations for TransCommunity and its subsidiaries for the six months ending June 30, 2004 and 2003:

                                                       Six Months Ended June 30, 2004
                                                               (In Thousands)
                            Bank of         Main         Bank of        Bank of    (1) Trans-      Elimi-
                            Powhatan       Street       Goochland        Louisa      Community     nations     Consolidated

Net interest income         $  1,281      $   (18)      $    738       $     47     $   (14)     $            $     2,034
Provision for loan losses        (92)        (124)           (48)                                                    (264)
Noninterest income               432        1,357             58              4         304           (299)         1,856
Noninterest expense           (1,208)      (1,410)          (843)          (714)     (1,386)           299         (5,262)

Loss from subsidiaries           (71)                                                  (541)           612
                             -------       ------         ------        -------      ------       --------     ----------
Net Income (Loss)           $    342      $   (71)      $   (171)      $   (711)    $(1,637)     $     612    $    (1,636)
                             =======       ======        =======        =======      ======       ========

Total Assets                $ 61,716      $ 1,379       $ 43,815       $ 14,821     $15,350      $ (16,395)   $   120,686
                             =======       ======        =======        =======      ======       ========     ==========



                                  Three Months Ended June 30, 2004
                                      (In Thousands)
                  Bank of Main   Bank of  Bank of(1) Trans-  Elimi-
                 Powhatan StreetGoochland Louisa Community   nationsConsolidated

Net interest income        $    667       $   (10)      $    400       $     47     $   (10)     $            $    1,094
Provision for loan losses                                    (70)           (48)                                    (118)
Noninterest income              364           813             33              4         299           (299)        1,214
Noninterest expense            (551)         (761)          (425)          (714)       (758)           299        (2,910)
Income (Loss)
   from subsidiaries             42                                                    (251)           209
                            -------        ------        -------        -------      ------       --------     ---------
Net Income (Loss)          $    522       $    42       $    (62)      $   (711)    $  (720)     $     209    $     (720)
                            =======        ======        =======        =======      ======       ========     =========

Total Assets               $ 61,716       $ 1,379       $ 43,815       $ 14,821     $15,350      $ (16,395)   $  120,686
                            =======        ======       =======        =======      ======       ========     =========

(1) Includes financial data for TransCommunity Investment Advisors and Services, which were immaterial for reporting purposes.

Net Interest Margin

     TransCommunity's consolidated net interest margin was 3.98% for the six months ended June 30, 2004, compared with 4.27% for the six months ended June 30, 2003. The decrease in the net interest margin is attributable to a growth of deposits over loans during this period. The establishment of Bank of Louisa and its low loan to deposit percentage resulted in a lower combined loan to deposit rate for all the subsidiary banks combined. A low loan to deposit ratio has been the experience of each of our previously created de-novo banks. The combined interest rate margin of 3.98% is still considered reasonable and compares favorably with the experience of many other commercial banks. As we are able to grow our loan portfolio at Bank of Louisa thereby reducing the loan to deposit gap, we anticipate that our interest margin will improve.

     TransCommunity's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the first six months of 2004 was $264,253, resulting in an allowance for loan losses of $1,107,072 (1.37% of total loans) at June 30, 2004. The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Loans that are classified adversely are assigned a risk percentage based on the classification to which they are assigned. Unclassified commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Unclassified other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity's subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As of June 30, 2004 $68,000 of loans were in non-accrual status and were past due 90 days or more.

Noninterest Income

     Noninterest income increased from $1,261,588 in the first six months of 2003 to $1,856,356 in the first six months of 2004. Noninterest income as a percentage (annualized) of average assets for the first six months of 2004 was 3.28% compared to 3.97% for the first six months of 2003. Commissions and fees received by Main Street Mortgage increased $213,054, or 18.62%, due to the increase in the volume of loans originated. Bank service charges and fees increased $381,714, or 325.87%, due to the continuing increase in TransCommunity's customer base and deposits.

Noninterest Expense

      Noninterest expense increased from $3,082,408 in the first six months of 2003 to $5,262,557 in the first six months of 2004. A schedule of noninterest expense by company is shown below. The expenses of Main Street Mortgage are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to ongoing operation of the holding company's support services for the banks and the start up operations of the asset management/trust banking services and insurance agency. Bank of Powhatan's growth in expenses included the additional cost of the operation of the branch office in Louisa through April 19th of 2004. This branch was spun off as a stand alone national bank on April 19, 2004 and is reported separately going forward. The increase in expenses at Bank of Goochland was due to the opening of the Main Office located in Centerville in the fourth quarter of 2003 while converting the temporary office to a permanent branch. Noninterest expense, as a percentage (annualized) of average assets, improved for the first six months of 2004 to 9.30%, down from 9.69% for the first six months of 2003.

      Noninterest expense by company is as follows:

                                                        Six Months Ended
                                                            June 30,
                                                         2004         2003

              TransCommunity                       $ 1,385,937   $  818,771
              Bank of Powhatan                       1,208,333      769,588
              Bank of Goochland                        843,157      440,422
              Bank of Louisa                           414,864
              Main Street Mortgage                   1,410,266    1,053,627
                                                    ----------    ---------

                 Total                             $ 5,262,557   $3,082,408
                                                   ========================

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current period.

Loans

     Total loans increased $14,876,197 during the first six months of 2004 to $80,995,880 as a result of the subsidiary banks' anticipated market growth.

      Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                        June 30,  December 31,
              Type                                        2004        2003
              ----                                        ----        ----

              Commercial, financial, and agricultural  $ 35,647     $28,095
              Real estate -construction                  11,273      16,187
              Real estate -mortgage                      27,613      13,357
              Installment loans to individuals            6,463       8,481
                                                        -------      ------

              Total loans                                80,996      66,120

              Less allowance for loan losses             (1,107)       (843)
                                                        -------      ------

              Net Loans                                $ 79,889     $65,277
                                                        =======      ======


Nonaccrual, Past Due and Restructured Loans

      At June 30, 2004, TransCommunity had $68,000 in loans classified as restructured or past due more than 90 days. This single loan in the amount of $68,000 was considered to be a nonaccrual loan as of June 30, 2004. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.


Allocation for the Allowance for Loan Losses

      The following table shows the allocation for the allowance for loan losses at:

                                     June 30, 2004        December 31, 2003

                                           Percent of             Percent of
                                          loans in each          loans in each
     Balance at end of period              category to            category to
          applicable to           Amount   total loans   Amount   total loans

      Commercial                $  610,462     55%    $   438,265    43%
      Real estate - construction   236,664     21%        202,276    24%
      Real estate - mortgage       181,535     16%        109,566    20%
      Installment                   78,411      8%         92,712    13%
                                ----------    ---      ----------   ---

      Total Allowance for
        Loan Losses             $1,107,072    100%    $   842,819   100%
                                 =========    ===      ==========   ===

Bank Premises and Equipment

     Bank premises and equipment consisted of the following as of June 30, 2004:

     Land and land improvements                          $ 1,493,479
     Buildings                                             2,546,040
     Furniture and equipment                               1,955,098
     Construction in progress                                174,752
                                                          ----------

                                                           6,169,369
     Less:  Accumulated Depreciation                         862,476
                                                          ----------

     Total Bank Premises and Equipment                   $ 5,306,893
                                                          ==========

     During 2002, TransCommunity purchased property in the Town of Louisa, Virginia as a site for the Bank of Louisa, N.A. In connection with this purchase, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. In October, 2003, this indebtedness was extended until November 1, 2004 at an interest rate of 6% per annum. Upon the establishment of Bank of Louisa as a stand alone institution on April 19, 2004, this property was transferred to Bank of Louisa and the outstanding loan, including accrued interest, was assumed by Bank of Louisa and paid off.

      TransCommunity has a 10-year lease on approximately 14,000 square feet of office space located at 4235 Innslake Drive, Glen Allen, Virginia beginning in December of 2003. This office space houses the corporate operations of TransCommunity as well as elements of Main Street Mortgage and the offices of TransCommunity Investment Advisors, Inc., TransCommunity Investment Services, Inc., as well as the trust banking operations of the subsidiary banks. The original corporate offices of TransCommunity have been turned over to Main Street Mortgage for use in its expanding sub-prime lending operation. The minimum lease payments associated with TransCommunity's new office space over the next four years are $155,553 for 2004, $229,407 for 2005, $234,060 for 2006
and $238,763 for 2007. Monthly lease payments of $12,951 commenced in February, 2004. The lease provides for an abatement of rent on 4,000 square feet for one year from the occupancy date.

Deposits

     TransCommunity's deposits increased $17,152,972 during the first six months of 2004 to $99,827,773 at June 30, 2004. Time deposits of $100,000 or more equaled 20.43% of deposits at June 30, 2004. This increase is attributable to the growth of the banks.

Capital

      TransCommunity's capital as a percentage of total assets was 11% at June 30, 2004, and 15% at December 31, 2003, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At June 30, 2004, TransCommunity had liquid assets of approximately $15.5 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at June 30, 2004. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments. TransCommunity's bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. TransCommunity has established a line of credit of $1,700,000 with a non-affiliated bank, secured by a pledge of a portion of the outstanding shares of Bank of Powhatan, to use for working capital. Of this amount, $150,000 remained available at June 30, 2004.

      Because of regulatory limitations on the payment of dividends to TransCommunity by its subsidiary banks, expenses associated with the start-up of its subsidiary banks and its other financial services will require TransCommunity to continue to fund operating expenses at the holding company level through a combination of borrowings and the sale of capital stock. Although Bank of Powhatan is capable of paying dividends to TransCommunity, the projected profitability in 2004 will not support all of the holding company's operations through the rest of 2004. Therefore, the inability of TransCommunity to sell additional shares of capital stock would likely have a material adverse effect on TransCommunity's business plan and its financial position. In April 2004, TransCommunity filed a registration statement with the Securities and Exchange Commission for the sale of up to 1,000,000 shares of common stock through a non-underwritten offering. On May 12, 2004 the registration statement was declared effective. Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the TransCommunity's short term or long term liquidity. Bank premises and equipment in the near future will be purchased using liquid assets.

      At June 30, 2004, TransCommunity had a negative cumulative Gap Rate Sensitivity Ratio of (6.30)% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule II.

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

      Management anticipates that Bank of Powhatan will experience continued growth in 2004. Bank of Powhatan has recouped its original capital and is now positioned to begin to pay a dividend to TransCommunity.

      Likewise, we anticipate that Bank of Goochland and our newest bank subsidiary, Bank of Louisa, as well as future de novo banks such as Bank of Rockbridge will initially experience operating losses as they establish their customer base, but that each institution will reach profitability as they execute TransCommunity's community banking strategy and take advantage of the operational cost savings afforded by using TransCommunity's common operating platform. Additionally, TransCommunity's new Financial Services division, offering asset management, trust banking, securities brokerage and insurance will begin generating revenues during 2004, and expects to contribute to TransCommunity's profitability in the years ahead. Nevertheless, it may be several years before TransCommunity will be able to show a profit on a consolidated basis.

Employees

      TransCommunity's full time equivalent employees have increased from 100 at December 31, 2003, to 103 at June 30, 2004, including 19 at Bank of Powhatan, 18 at Bank of Goochland, 8 at Bank of Louisa, 39 at Main Street and 19 at TransCommunity. The number of new employees hired for the duration of 2004 will depend on the continued growth in operations.

Schedule I

                       TRANSCOMMUNITY FINANCIAL COPORATION
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                      FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                                             2004                               2003
                              --------------------------          -     ------------------------
                            Average                   Average         Average                Average
                            Balance         Income/    Rates          Balance   Income/       Rates
                             Sheet          Expense  Earned/Paid        Sheet   Expense     Earned/Paid


ASSETS
   Loans including
     fees                $ 74,243,011      $2,610,745    7.03%       $ 43,369,200  $1,621,624   7.48%
   Federal funds sold       8,243,472          36,957    0.90%          9,072,511      52,307   1.15%
   Investments             19,782,913         189,180    1.91%          4,774,504      55,261   2.31%
                          -----------       ---------   -----         -----------   ---------  -----

   Total Earning
     Assets               102,269,396       2,836,882    5.55%         57,216,215   1,729,192   6.04%
                          -----------       ---------   -----         -----------   ---------  -----

   Allowance for
     loan losses             (980,954)                                   (527,670)
   Non-earning assets      11,893,180                                   6,922,572
                          -----------                                 -----------

   Total Assets          $113,181,622                                $ 63,611,117
                          ===========                                 ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest
         bearing         $ 21,186,193     $   100,689    0.95%       $  8,353,337  $  45,576   1.09%
     Savings                6,747,734          33,141    0.98%          3,698,435     22,141   1.20%
     Time deposits         49,889,975         635,868    2.55%         29,262,432    431,232   2.95%
                          -----------      ----------   -----         -----------   --------  -----

     Total Deposits        77,823,902         769,698    1.98%         41,314,204    498,949   2.42%

     Other borrowed
       Funds                3,465,945          33,149    1.91%            649,983      9,409   2.90%
                          -----------       ---------   -----         -----------   --------  -----

     Total Interest
       Bearing
       Liabilities         81,289,847         802,847    1.98%         41,964,187    508,358   2.42%
                          -----------       ---------   -----         -----------   --------  -----

   Non-interest
     bearing
     Deposits              15,311,441                                   7,398,301
   Other liabilities          726,315                                     457,156
                          -----------                                  ----------

     Total Liabilities     97,327,603                                  49,819,644

   Stockholders' Equity    15,854,019                                  13,791,473
                          -----------                                 -----------

   Total Liabilities
     And Stockholders'
      Equity             $113,181,622                                $ 63,611,117
                          ===========                                 ===========

   Net Interest
     Earnings                              $2,034,035                             $1,220,834
                                            =========                              =========

   Net Yield on
     Interest
     Earning Assets                                     3.98%                                  4.27%

Schedule II

               TRANSCOMMUNITY FINANCIAL CORPORATION INCORPORATED
                         INTEREST SENSITIVITY ANALYSIS
                                  JUNE 30, 2004


                          Less than      1 to 5       Over 5
                           1 Year         Years        Years         Total
Uses of Funds:

Loans:
   Commercial and
    real estate -
    construction        $ 16,332,021 $ 14,887,910  $  4,426,720 $ 35,646,651
   Real estate - mortgage 22,797,708   11,003,838     5,084,496   38,886,042
   Installment             3,309,084    3,063,483        90,620    6,463,187
                        ------------  -----------   -----------  -----------

   Total Loans            42,438,813   28,955,231     9,601,836   80,995,880

Federal funds sold
Investment securities
   at cost                11,386,652    5,399,547     1,000,000   17,786,199
Investment securities at
   fair value              2,990,626    4,773,396                  7,764,022
                         -----------  -----------   -----------  -----------

Total                   $ 56,816,091 $ 39,128,174  $ 10,601,836 $106,546,101
                         ===========  ===========   ============ ===========

Sources of Funds:

Demand Deposits
   Interest bearing     $ 22,447,042 $             $            $ 22,447,042
Savings Deposits           7,654,348                               7,654,398
Time Deposits:
   Over $100,000          11,947,369    8,444,536                 20,391,905
   Other                  14,893,653   15,097,392                 29,991,045
                         -----------  -----------   -----------  -----------

   Total Deposits         50,942,412   23,541,928                 80,484,340

Federal funds purchased    5,036,000                               5,036,000
Borrowings                 1,550,000                               1,550,000
                        ------------  -----------   -----------  -----------

Total                   $ 63,528,412 $ 23,541,928  $            $ 87,070,340
                         -----------   ----------    ----------   ----------

Discrete Gap              (6,712,321)  15,586,246    10,601,836   19,475,761
Cumulative Gap            (6,712,321)   8,873,925    19,475,761

Ratio of Cumulative
   Gap to Total
   Earning Assets              (6.30)%       8.33%        18,28%
                         ============  ==========   ===========

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

      (b)   Changes in Internal Controls

      The Company's management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2004, in the course of the audit of the Company's financial statements for 2003, the Company's independent auditors identified several deficiencies in the Company's internal control structure at the Company's subsidiary banks involving the lack of independent review of certain online computer entries, the need for officer review and approval of all general ledger debit and credit tickets, and the need for independent review and comparison of master file changes to source documentation on a daily basis. During the second quarter, the Company implemented procedures to address each of these identified concerns. Other than as noted, during TransCommunity's most recent fiscal quarter, there were no significant changes in TransCommunity's internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Part II Other Information

Item 1. Legal Proceedings

      In the ordinary course of operations, TransCommunity and the Banks expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against TransCommunity or any of the Banks which, if determined adversely, would have material effect on the business, results of operations, or financial position of TransCommunity or any of the Banks.

Item 2. Changes in Securities, Use of Proceeds and Small Business Issuer Purchases of Equity Securities

      Not applicable.


Item 3. Defaults Upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      The following actions were approved at the Annual Meeting of Shareholders of TransCommunity Financial Corporation held on May 25, 2004, by shareholders of record at March 31, 2004:

1. Class III Directors elected to serve until the 2007 Annual meeting were:

                                   For              Withheld

        Dean P. Agee            1,202,142            24,370
        Lawrence B, Nuckols     1,221,642             4,870
        John W. Pretlow, Jr.    1,202,642            23,870
        John J. Sponski         1,220,642             5,870
        William C. Wiley        1,220,417             6,095

      Class II Directors continuing to serve until the 2006 Annual Meeting include:
         Thomas M. Crowder, Julian C. Metts, Jr., Troy A. Perry, John J. Purcell, Jr., and George W. Rimler

      Class I Directors continuing to serve until the 2005 Annual Meeting include:
         Richard W. Mayhew, James L. Minter, Stuart C. Siegel, John C. Watkins, and Robin Traywick Williams

2. The approval of an amendment to TransCommunity's articles of incorporation changing the corporate name to "TransCommunity Financial Corporation".

         Voted For         1,307,987
         Voted Against         3,375
         Abstained            10,200
         Broker Non-votes          0

3. Ratification of the designation of S. B. Hoover & Company, L.L.P. as independent public accountants for TranCommunity Financial Corporation for the fiscal year ending December 31, 2004.

      Voted For            1,309,137
      Voted Against            2,875
      Abstained                9,550
      Broker Non-votes             0

Item 5.  Other Information

         Not Applicable


Item 6. Exhibits and Reports on 8-K

(a)   Exhibits

     The following exhibits are filed or incorporated by reference as part of this Form 10-QSB

    Exhibit No.  Description of Exhibits

        3.1 Articles of Incorporation of TransCommunity Financial Corporation (as amended May 25, 2004) (filed herewith)

        3.2 Bylaws of TransCommunity Financial Corporation (as amended May 25, 2004) (filed herewith)

        10.2(h) Employment agreement by and between Bank of Louisa, N.A. and George D. Yancey, dated April 19, 2004 (1)

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

        -------------------
(1) Incorporated by reference to Exhibit 10.2 (h) to Registration Statement on Form SB-2 filed with the SEC April 23, 2004 (File No. 333-114755).


(b)        Reports on Form 8-K

           None.

                                   Signature



     In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSCOMMUNITY FINANCIAL
                                         CORPORATION
                                          (Registrant)


Date: August 12, 2004                 /s/ WILLIAM C. WILEY
                                      ----------------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer


Date: August 12, 2004                 /s/ BRUCE B. NOLTE
                                      ----------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer


Date: August 12, 2004                 /s/ THOMAS M. CROWDER
                                      ----------------------------
                                         Thomas M. Crowder
                                         Chief Financial Officer