Form 10QSB
period 2004-09-30
TRANSCOMMUNITY BANKSHARES INC
filed 2004-11-15
CIK 1140249

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from ________ to ________


                          Commission File No. 000-33355

                           TRANSCOMMUNITY FINANCIAL
                                  CORPORATION
             (Exact name of small business issuer as specified in its charter)

      Virginia                                             54-2032355
------------------------------                         ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                              4235 Innslake Drive
                          Glen Allen, Virginia 23060
                    (Address of principal executive offices)

                                (804) 934-9999
                          (Issuer's telephone number)

                     TransCommunity Bankshares Incorporated
                (Former name, former address and former fiscal year, if
                           changed since last report)

      Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been  subject to such filing requirements for the past 90 days.
Yes    X    No
     ------   ----


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

        Class                                 Outstanding at November 8, 2004
Common Stock, par value - $0.01                           2,198,271 shares

Transitional Small Business Disclosure Format:   Yes         No   X
                                                    -------    --------

                      TRANSCOMMUNITY FINANCIAL CORPORATION


                                     INDEX


                                                                        Page

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income - Nine Months Ended
         September 30, 2004 and 2003                                      2

         Consolidated Statements of Income - Three Months Ended
         September 30, 2004 and 2003                                      3

         Consolidated Balance Sheets -
         September 30, 2004 and December 31, 2003                         4

         Consolidated Statements of Changes in Stockholders' Equity -
         Nine Months Ended September 30, 2004 and 2003                    5

         Consolidated Statements of Cash Flows - Nine Months
         Ended September 30, 2004 and 2003                                6


         Notes to Consolidated Financial Statements                       7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       11

Item 3.  Controls and Procedures                                         21


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               22

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.  Defaults Upon Senior Securities                                 22

Item 4.  Submission of Matters to a Vote of Security Holders             22

Item 5.  Other Information                                               22

Item 6.  Exhibits                                                        23


         SIGNATURES                                                      24

Part I  Financial Information
Item 1. Financial Statements

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                               (UNAUDITED)
                                                        Nine Months Ended
                                                            September 30
                                                          2004        2003

Interest and Dividend Income
   Loans, including fees                            $ 4,329,350  $ 2,621,279
   Federal funds sold                                    49,129       80,899
   Debt securities                                      307,022       83,269
                                                     ----------   ----------

   Total Interest Income                              4,685,501    2,785,447
                                                     ----------  -----------

Interest Expense
   Interest on deposits                               1,223,958      808,353
   Interest on other borrowed funds                      71,531       15,216
                                                     ----------   ----------

   Total Interest Expense                             1,295,489      823,569
                                                     ----------   ----------

Net Interest Income                                   3,390,012    1,961,878

Provision for Loan Losses                               426,964      246,983
                                                     ----------   ----------

Net Interest Income After Provision for
   Loan Losses                                        2,963,048    1,714,895
                                                     ----------   ----------

Noninterest Income
   Bank service charges and fees                        652,321      193,566
   Commissions and fees from loan originations        2,273,610    1,676,093
                                                     ----------   ----------

   Total Noninterest Income                           2,925,931    1,869,659
                                                     ----------   ----------

Noninterest Expense
   Salaries and employee benefits                     4,786,460    3,002,346
   Occupancy expenses                                   531,739      226,792
   Equipment expenses                                   479,680      245,609
   Other operating expenses                           2,210,813    1,406,179
                                                     ----------   ----------

   Total Noninterest Expense                          8,008,692    4,880,926
                                                     ----------   ----------

Net Loss                                            $(2,119,713) $(1,296,372)
                                                     ==========   ===========

   Net Loss Per Share (Basic and Diluted)           $     (1.02) $     (0.70)
                                                     ===========   ==========

   Weighted Average Shares Outstanding                2,083,472    1,845,205


               The accompanying notes are an integral part of this statement.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                                                         Three Months Ended
                                                             September 30
                                                          2004     2003

Interest and Dividend Income
   Loans, including fees                              $ 1,718,604  $ 999,655
   Federal funds sold                                      12,174     28,592
   Debt securities                                        117,841     28,008
                                                       ----------   --------

   Total Interest Income                                1,848,619  1,056,255
                                                       ----------  ---------

Interest Expense
   Interest on deposits                                   454,261    309,405
   Interest on other borrowed funds                        38,383      5,807
                                                       ----------   --------

   Total Interest Expense                                 492,644    315,212
                                                       ----------   --------

Net Interest Income                                     1,355,975    741,043

Provision for Loan Losses                                 162,711     99,617
                                                       ----------   --------

Net Interest Income After Provision for Loan Losses     1,193,264    641,426
                                                       ----------   --------

Noninterest Income
   Bank service charges and fees                          202,370     76,429
   Commissions and fees from loan originations            916,104    531,642
                                                       ----------   --------

   Total Noninterest Income                             1,118,474    608,071
                                                       ----------   --------

Noninterest Expense
   Salaries and employee benefits                       1,662,106  1,101,490
   Occupancy expenses                                     183,544     92,163
   Equipment expenses                                     168,880     74,692
   Other operating expenses                               780,501    530,174
                                                       ----------   --------

   Total Noninterest Expense                            2,795,031  1,798,519
                                                       ----------   ---------

Net Loss                                              $  (483,293) $(549,022)
                                                       ==========   ========

   Net Loss Per Share (Basic and Diluted)             $     (0.23) $   (0.28)
                                                         =========  =========

   Weighted Average Shares Outstanding                  2,134,134  1,978,904


               The accompanying notes are an integral part of this statement.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003


                                                   September 30,  December 31,
                                                       2004         2003
                                                     Unaudited     Audited
     ASSETS

Cash and due from banks                          $   4,219,395 $   7,913,777
Federal funds sold                                   1,775,000       186,000
                                                  ------------  ------------

Total Cash and Cash Equivalents                      5,994,395     8,099,777

Securities available-for-sale, at fair value        10,267,176     2,314,445
Securities held to maturity                         13,649,181    17,439,025
Loans net of allowance for loan losses
   of $1,216,632
   at September 30, 2004 and $842,819 at
   December 31, 2003                                95,132,119    65,276,864
Bank premises and equipment, net                     5,625,998     5,089,975
Federal Reserve Bank stock (restricted)                507,300       357,300
Other assets                                         1,837,950     1,174,969
                                                  ------------  ------------

   Total Assets                                  $ 133,014,119 $  99,752,355
                                                  ============  ============

     LIABILITIES

Deposits:
   Demand deposits:
     Noninterest bearing                         $  14,561,694 $  11,948,835
     Interest bearing                               30,089,583    15,528,664
   Savings deposits                                  8,598,331     5,826,145
   Time deposits                                    60,661,640    49,371,157
                                                  ------------  ------------

   Total Deposits                                  113,911,248    82,674,801

Federal funds purchased                              2,733,000       501,000
Note payable                                         1,450,000     1,198,000
Accrued interest payable                               173,592       144,946
Accrued expenses and other liabilities                 367,939       332,166
                                                  ------------  ------------

   Total Liabilities                               118,635,779    84,850,913
                                                  ------------  ------------

     STOCKHOLDERS' EQUITY

Common stock subscriptions received                     66,000
Expenses of stock offering                            (130,516)
Common stock (5,000,000 shares authorized
   $.01 par value)
     2,067,613 shares issued and outstanding                          20,676
     2,173,998 shares issued and outstanding            21,740
Paid-in-surplus                                     21,582,388    19,916,482
Accumulated deficit                                 (7,145,566)   (5,025,853)
Accumulated other comprehensive loss                   (15,706)       (9,863)
                                                  ------------      --------

   Total Stockholders' Equity                       14,378,340    14,901,442
                                                  ------------  -------------

   Total Liabilities and Stockholders' Equity    $ 133,014,119 $  99,752,355
                                                  ============  ============


               The accompanying notes are an integral part of this statement.


                      TRANSCOMMUNITY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                        Expenses of                                          Accumulated
                              Shares of      Common       Current                                               Other
                               Common        Stock         Stock        Common      Paid in     Accumulated  Comprehensive
                               Stock      Subscriptions  Offerings      Stock       Surplus      Deficit     Gain (Loss)   Total
                            -----------   -------------  ----------    --------    ---------    ---------   -----------   ---------



Balance,
   December 31, 2003          2,067,613     $            $            $    20,676  $19,916,482 $(5,025,853)    $(9,863) $14,901,442

Net Loss                                                                                        (2,119,713)              (2,119,713)
 Unrealized loss on
   securities
   available for sale                                                                                           (5,843)      (5,843)
                                                                                                                         -----------

   Total comprehensive loss                                                                                              (2,125,556)
Subscriptions received                       1,661,775                                                                    1,661,775
Common stock issued             106,385     (1,595,775)                     1,064    1,594,711
Expenses of stock offering                                 (130,516)                                                       (130,516)
Restricted stock award expense                                                          71,195                               71,195
                                -------      ---------      -------      --------    ---------    --------      -------   ----------


Balance
   September 30, 2004         2,173,998     $   66,000    $(130,516)   $   21,740  $21,582,388 $(7,145,566)   $(15,706) $14,378,340
                              =========       ========    =========     =========   ==========  ===========    =======   ==========


Balance,
   December 31, 2002          1,605,249     $             $(588,335)   $   16,052  $15,831,921 $(2,788,358)   $   (500) $12,470,780

Net Loss                                                                                        (1,296,372)              (1,296,372)
Unrealized gain on securities
   available for sale                                                                                            5,382        5,382
                                                                                                                         ----------

   Total comprehensive loss                                                                                              (1,290,990)
Subscriptions received                       4,070,978                                                                    4,070,978
Common stock issued             392,407     (4,070,978)                     3,924    4,067,054
Expenses of stock offering                                 ( 88,117)                                                        (88,117)
                                -------     -----------     --------      --------   --------   ----------     -------   ----------


Balance
   September 30, 2003         1,997,656     $             $(676,452)    $  19,976  $19,898,975 $(4,084,730)   $  4,882  $15,162,651
                              =========      ========      ========      ========   ==========  ==========     =======   ==========

               The accompanying notes are an integral part of this statement.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                           Nine Months Ended
                                                             September 30,
                                                           2004         2003
                                                        ----------    --------
Operating Activities:
   Net loss                                         $  (2,119,713) $(1,296,372)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Provision for loan losses                          426,964      246,983
       Accretion income                                   (97,293)      (2,917)
       Depreciation                                       313,403      184,554
       Gain on disposition of property                       (967)
       Restricted stock award expense                      71,195
       Net change in:
         Other assets                                    (662,981)    (461,805)
         Interest payable                                  28,646       55,919
         Accrued expenses and other liabilities            35,773     (265,936)
                                                      -----------   -----------

   Net Cash Used in Operating Activities               (2,004,973)  (1,539,574)
                                                      -----------   ----------

Investing Activities:
   Purchase of securities held to maturity            (18,112,548) (22,006,050)
   Purchase of securities available for sale          (11,975,042)  (4,209,273)
   Proceeds from maturities of securities
     held to maturity                                  21,999,685   12,808,000
   Proceeds from maturities of securities
     available for sale                                 4,016,468      805,000
   Purchase of Federal Reserve Stock                     (150,000)
   Net change in loans                                (30,282,219) (18,865,180)
   Proceeds from the sale of property                       2,500
   Payments for the purchase of property                 (850,959)  (1,996,529)
                                                      -----------   ----------

   Net Cash Used in Investing Activities              (35,352,115) (33,464,032)
                                                      -----------   -----------

Financing Activities:
   Net change in federal funds purchased                2,232,000      369,561
   Proceeds from sale of common stock                   1,661,775    4,070,978
   Costs associated with stock offering                  (130,516)     (88,117)
   Proceeds from note payable                             600,000
   Curtailment of debt                                   (348,000)
   Net change in:
     Demand deposits                                   17,173,778    8,716,129
     Savings deposits                                   2,772,186    1,513,168
     Time deposits                                     11,290,483   20,845,128
                                                      -----------   ----------

   Net Cash Provided by Financing Activities           35,251,706   35,426,847
                                                      -----------   ----------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                         (2,105,382)     423,241

Cash and Cash Equivalents, Beginning of Period          8,099,777    6,967,473
                                                      -----------   ----------

Cash and Cash Equivalents, End of Period             $  5,994,395  $ 7,390,714
                                                      ===========   ==========
Supplemental Information:
   Interest paid                                     $  1,266,843  $   767,650

               The accompanying notes are an integral part of this statement.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1    ACCOUNTING PRINCIPLES:

              The consolidated financial statements of TransCommunity Financial Corporation ("TransCommunity") conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004, and the results of operations for the nine and three month periods ended September 30, 2004 and 2003. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2003 financial statements for TransCommunity, which statements were included in TransCommunity's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

          Consolidation Policy

              The  consolidated  financial  statements  include  TransCommunity,
          Bank  of Powhatan,  N.A.  ("Bank  of  Powhatan"),   Bank  of
          Goochland,   N.A.  ("Bank  of Goochland"),  Bank of Louisa, N.A.
          ("Bank of Louisa"), TransCommunity Investment Advisors, Inc., TransCommunity Investment Services, Inc., and Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), a wholly owned subsidiary of Bank of Powhatan. All significant intercompany balances and transactions have been eliminated.


NOTE 2    INVESTMENT SECURITIES:

             The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2004 are shown in the table below. As of September 30, 2004, U.S. Agency Securities with a carrying value of $11,668,674 were pledged as collateral for public deposits.

         Securities Available for Sale
         September 30, 2004
                                              Gross     Gross
                                 Amortized Unrealized Unrealized  Fair
                                   Cost      Gains     Losses     Value

         U.S. Agency notes      $10,282,882 $ 4,064  $(19,770) $10,267,176
                                 ==========  ======   ========  ==========

         Securities Held to Maturity
         September 30, 2004
                                              Gross     Gross
                                 Amortized Unrealized Unrealized   Fair
                                   Cost      Gains     Losses      Value
         U.S. Agency discount
            notes             $ 6,499,312   $ 3,125  $ (1,962) $ 6,500,475
         U.S. Agency notes      7,149,869       287   (13,100)   7,137,056
                               ----------    ------   -------   ----------

         Total Securities Held
            to Maturity       $13,649,181   $ 3,412  $(15,062) $13,637,531
                               ==========    ======   =======   ==========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   INVESTMENT SECURITIES (CONTINUED):

         Securities Available for Sale
         December 31, 2003
                                              Gross     Gross
                                 Amortized Unrealized Unrealized  Fair
                                   Cost      Gains      Losses    Value

         U.S. Agency notes      $2,324,308  $10,450  $(20,313) $2,314,445
                                 =========   ======   =======   =========

         Securities Held to Maturity
         December 31, 2003
                                              Gross     Gross
                                 Amortized Unrealized Unrealized   Fair
                                   Cost      Gains     Losses      Value
         U.S. Agency discount
            notes              $12,489,180  $        $ (7,340) $12,481,840
         U.S. Agency notes       4,949,845    2,078   (17,874)   4,934,049
                                ----------  -------   -------   ----------

         Total Securities Held
            to Maturity        $17,439,025  $ 2,078  $(25,214) $17,415,889
                                ==========   ======   =======   ==========


NOTE 3    LOANS:

              Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                      September 30,December 31,
                                                          2004        2003

              Commercial, financial, and agricultural  $ 40,964     $28,095
              Real estate -construction                  30,659      16,187
              Real estate -mortgage                      15,503      13,357
              Installment loans to individuals            9,223       8,481
                                                        -------      ------

              Total loans                                96,349      66,120

              Less allowance for loan losses             (1,217)       (843)
                                                        -------      ------

              Net Loans                                $ 95,132     $65,277
                                                        =======      ======


NOTE 4    ALLOWANCE FOR LOAN LOSSES:

              Transactions in the Banks' allowance for loan losses are shown in the following schedule:

                                                     For the Nine Months Ended
                                                           September 30,
                                                          2004        2003

          Balance, beginning of period                $  842,819  $ 462,200
          Loans charged off                              (53,151)    (3,242)
          Provision for loan losses                      426,964    246,983
                                                       ---------   --------

          Balance, end of period                      $1,216,632  $ 705,941
                                                       =========   ========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5    COMMON STOCK:

             TransCommunity issued 83,505 shares of stock during the third quarter of 2004 and 106,385 shares for the first nine months of the year pursuant to the offering that began June 1, 2004. Total expenses associated with this offering were $130,516 at September 30, 2004. These transactions resulted in 2,173,988 shares of common stock as having been issued and outstanding as of September 30, 2004.


NOTE 6    STOCK OPTION PLAN:

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

              Unless the Stock Option Committee determines otherwise, one-third of an award becomes vested and exercisable on each of the first three anniversaries of the award date. Each award becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity's capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity's primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors. On May 16, 2001 and April 15, 2003, options to acquire 45,575 and 222,700 shares, respectively, were awarded under the Plan; these options have an exercise price of $10 per share and a term of ten years. In addition, on April 15, 2003, options were awarded to executive officers, under existing employments agreements, to acquire 51,000 shares. These options were fully exercisable at December 31, 2003.

              The fair value of each option granted on April 15, 2003 was $3.30 using the "Black Scholes Option Pricing" method with the following assumptions: risk free interest rate 4.00%, expected life - 10 years, expected volatility - zero and expected dividends of zero. No options have expired as of September 30, 2004; however 600 options have been exercised pursuant to the Plan.

              A summary of the options granted is shown in the following table:

                                                      For the Nine Months Ended
                                                         September 30,
                                                       2004        2003

         Outstanding at beginning of the year         318,675      45,575
         Granted                                                  273,700
         Exercised                                                    500
                                                   ----------  ----------
         Outstanding at September 30                  318,675     318,775
                                                    =========   =========
         Options exercisable at September 30          170,808      64,383
                                                    =========   =========
         Exercise Price                            $    10.00  $    10.00
         Weighted average remaining contracted life
           at September 30, 2004                    99 Months

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
                                    Three Months Ended      Nine Months Ended
                                      September 30,          September 30,
                                      2004       2003      2004        2003

          Net loss, as reported   $(483,293) $(549,022) $(2,119,713)$(1,296,372)
          Deduct: Total stock-
             based employee
             compensation
             expense determined
             under
             fair value based
             method                 (67,723)   (74,085)    (283,216)   (140,068)
                                     -------  --------   ---------    ---------

          Pro Forma Net Loss      $(546,016) $(623,107) $(2,402,929)$(1,436,440)
                                    ========   ========   ==========  ==========

          Loss per Share:
             Basic - as reported  $    (.23) $    (.28) $     (1.02)$      (.70)
                                   ========   ========   ==========  ==========
             Basic - pro forma    $    (.26) $    (.31) $     (1.15)$      (.78)
                                   ========   ========   ==========  ==========


NOTE 7    EARNINGS PER SHARE:

             Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity's outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate. Therefore, basic and dilutive loss per share are identical.


NOTE 8   NOTES PAYABLE:

             In 2003, TransCommunity entered into a line of credit arrangement that provides up to $1,700,000 of financing to be used primarily as working capital. The line of credit has a rate of 1/2% over the prime rate as published in the Wall Street Journal. This renewable line of credit matures on December 31, 2004 and is secured by 250,000 shares of stock of the Bank of Powhatan owned by TransCommunity. At September 30, 2004, TransCommunity had outstanding borrowings under this line of $1,450,000 carrying an interest rate of 4 1/2%.

Item 2. Management's   Discussion  and  Analysis  of  Financial   Condition
        and  Results  of Operations


 Forward Looking Statements

      The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition or state other information that is "forward-looking." "Forward-looking" statements are easily identified by the use of words such as "could," "anticipate," "estimate," "believe," and similar words that refer to the future outlook. There is always a degree of uncertainty associated with "forward-looking" statements. TransComunity's management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

      Many factors could cause TransCommunity's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

      o General economic conditions, either nationally or within TransCommunity's markets, could be less favorable than expected;
      o Changes in market interest rates could affect interest margins and profitability;
      o  Competitive pressures could be greater than anticipated; and
      o  Legal or accounting changes could affect TransCommunity's results.

Overview

      TransCommunity Financial Corporation ("TransCommunity") is a community bank holding company, designated for regulatory purposes as a financial holding company, headquartered in Richmond, Virginia. TransCommunity, through its three national bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa (together, the "Banks"), operates a community banking business in the contiguous counties of Powhatan, Goochland and Louisa, all located to the west of the Richmond metropolitan area. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001. TransCommunity's second subsidiary, Bank of Goochland, opened for business on November 25, 2002, in a temporary facility located at Goochland Courthouse. On October 20, 2003, the Bank of Goochland moved its headquarters to a new facility located on U.S. Route 250 in the Centerville area of Goochland County, and converted its prior temporary office into a permanent branch of the Bank. Effective April 19, 2004, TransCommunity established its third independent community bank in the central Virginia area, the Bank of Louisa. TransCommunity initially established the Bank of Louisa in July 2003 as a branch of Bank of Powhatan. The assets and liabilities of this branch office were transferred to Bank of Louisa contemporaneously with the receipt by that bank of its independent national banking charter.

      TransCommunity's management has made application to the Office of the Comptroller of the Currency to establish its fourth national bank subsidiary, Bank of Rockbridge, N.A. The County of Rockbridge is located in the western portion of the TransCommunity market area, referred to as the "Valley of Virginia", bordering the city of Lexington. TransCommunity has executed a lease to use the original main office facility for the predecessor Bank of Rockbridge, and has hired a President & CEO to head up the establishment of this new bank operation.

      Main Street Mortgage & Investment Corporation ("Main Street Mortgage"), a mortgage banking subsidiary of the Bank of Powhatan, expanded its mortgage loan origination operation during 2003 [anything more recent to describe?], with the establishment of new offices in Abingdon, Danville, Williamsburg and Virginia Beach, Virginia, as well as the addition of a "sub-prime" mortgage loan office in Richmond. Main Street Mortgage currently operates a total of 13 mortgage offices across Virginia.

      TransCommunity also provides certain non-banking services and activities permissible under a financial holding company structure. In October, 2003, TransCommunity organized a new subsidiary, TransCommunity Investment Advisors, Inc. to provide investment advisory services to its subsidiary bank customers. In conjunction with the establishment of the investment advisor services, TransCommunity received permission from the Comptroller of the Currency to exercise the full range of trust and fiduciary activities by each of its subsidiary banks. This arrangement allows each subsidiary bank to offer the full range of investment management and trust fiduciary services to its customers. A similar application to exercise the full range of fiduciary activities through the Bank of Rockbridge, was submitted with that bank's charter application.

      In addition, during the first quarter of 2004, TransCommunity established TransCommunity Investment Services, Inc. as a wholly owned subsidiary. This company acts as agent in the delivery of certain investment and insurance products. To allow for certain of these activities to be transacted, TransCommunity Investment Services, Inc. is also licensed as an insurance agency by the State of Virginia. Through this subsidiary, we intend to offer a wide range of life, annuity and retirement insurance products for our subsidiary bank customers.

      TransCommunity is currently engaged in a non-underwritten public offering of 1,000,000 shares of its common stock at a purchase price of $15 per share. TransCommunity intends to use the proceeds of the offering for general corporate purposes, including the anticipated organization of the Bank of Rockbridge. The capitalization of the proposed Bank of Rockbridge will require approximately $5.0 million of capital. As of September 30, 2004, TransCommunity had raised $1,661,775 in the offering, or $1,531,259 after deduction of expenses from the offering, through the sale of 110,785 shares, including 4,400 shares for which proceeds were received on September 30, 2004, but which were not issued until October. Expenses related to the current offering amounted to $130,516 through September 30, 2004. As of October 31, 2004, TransCommunity had sold 125,475 shares in this offering and had received gross proceeds of $1,882,125 .

      At September 30, 2004, TransCommunity had, on a consolidated basis, total assets of $133.0 million, total deposits of $113.9 million, total loans of $96.3 million, and total stockholders' equity of $14.4 million.

      For the nine months ended September 30, 2004, TransCommunity had a net loss of $2,119,713 compared with a net loss of $1,296,372 for the nine months ended September 30, 2003. The net loss per share was $1.02 in 2004 compared with $.70 per share for the same period in 2003.

      The increase in TransCommunity's net losses reflects start-up operating losses of the Bank of Louisa and Bank of Goochland. Operating losses of the Bank of Louisa from its charter date, April 19, 2004 through September 30, 2004 were $893,958. Operating losses of the Bank of Goochland totaled $104,927 for the first nine months of 2004, but have been decreasing since August with Bank of Goochland's cross over to profitability. Bank of Goochland reflected net income of $66,530 for the quarter ended September 30, 2004. Prior to the formal establishment of Bank of Louisa, its operating losses, as a branch of Bank of Powhatan, were $188,095 from January 1, 2004 through April 18, 2004. TransCommunity also continues to incur operating expenses associated with exploring new geographical banking markets, and developing and introducing new financial services. New financial services developed and introduced include investment advisory and trust banking services, as well as insurance services.

      Bank of Powhatan (on a consolidated basis with Main Street Mortgage) experienced a net income of $587,755 for the nine months ended September 30, 2004. This compares with net income of $351,505 for the same period in 2003. The increase in Bank of Powhatan's consolidated net income in comparison with the amount reported for the same period in 2003 reflects receipt of a one-time deposit premium of $298,884 paid by Bank of Louisa to Bank of Powhatan for deposits transferred to Bank of Louisa upon receipt by that bank of its separate national charter, the impact of the year-to-date loss of $35,816 by Main Street Mortgage versus a profit of $36,866 during this same period 2003 (see discussion of Main Street Mortgage, below), and operating expenses of $187,988 incurred during the first nine months of 2004 by operation of the Bank of Louisa branch office versus $134,832 incurred during the same period in 2003. The net income of the Bank of Powhatan after adjusting for these special items equaled $512,676 for the first 9 months of 2004, versus a profit of $449,471 for the same period of 2003. Management believes that the presentation of this non GAAP financial measure provides useful information to investors about the Bank of Powhatan because it allows investors to see the general trend in net income of the Bank of Powhatan without the impact of these special items.
Management also uses this non-GAAP measure to analyze the performance of the Bank of Powhatan on a comparable basis.

      Main Street Mortgage, a subsidiary of the Bank of Powhatan, had a net loss of $35,816 for the nine months ended September 30, 2004, as compared with net income of $36,866 for the same period in 2003. Commissions and fees received by Main Street Mortgage increased $597,517, or 35.65%, versus the same period in 2003 due to an increase in the volume of mortgage loans originated. However, this revenue increase was offset by increases in operating expenses. In September, 2004, a management committee was established by the holding company to oversee the future operations of this affiliate.

      Bank of Goochland experienced net losses of $104,927 for the nine months ended September 30, 2004, as compared with a net loss of $488,831 for the same period in 2003. The decline in the net loss when compared to the prior year is attributable to continued growth in the assets of Bank of Goochland, a higher loan to deposit ratio and better interest margins. Bank of Goochland became profitable on an operating basis in August, 2004, and management expects this profitability to continue.

      The following is a condensed consolidating statement of operations for TransCommunity and its subsidiaries for the nine months ending September 30, 2004 and 2003:

                                                       Nine Months Ended September 30, 2004
                                                                  (In Thousands)
                             Bank of      Main      Bank of     Bank of    (1) Trans-      Elimi-
                             Powhatan    Street    Goochland     Louisa     Community      nations   Consolidated

Net interest income          $  2,000    $  (26)    $ 1,274     $   174     $   (32)      $          $  3,390
Provision for loan losses        (119)                 (193)       (115)                                 (428)
Noninterest income                503     2,274          96          12         410            (369)    2,926
Noninterest expense            (1,760)   (2,284)     (1,282)       (965)     (2,087)            369    (8,009)
Loss from subsidiaries            (36)                                         (411)            447
                               -------   -------    -------      ------       ------        -------   -------
Net Income (Loss)             $   588    $  (36)    $  (105)    $  (894)    $(2,120)      $     447  $ (2,120)
                               ======     ======     =======     ======      ======          ======   =======
Total Assets                 $ 63,346   $ 1,413    $ 51,475   $  17,861     $15,886        $(16,967) $133,014
                              ======    =======     =======    ========      ======         =======   =======


                                                          Nine Months Ended September 30, 2003
                                                                    (In Thousands)
                              Bank of     Main      Bank of    Bank of      (1) Trans-     Elimi-
                              Powhatan   Street    Goochland   Louisa       Community      nations    Consolidated

Net interest income          $  1,578    $   (2)   $    371   $             $    15       $          $  1,962
Provision for loan losses         (67)                 (179)                                             (246)
Noninterest income                155     1,676          38                                             1,869
Noninterest expense            (1,352)   (1,637)       (718)                 (1,174)                   (4,881)
Income (Loss)
      from subsidiaries            37                                          (137)            100
                               -------   ------    --------    -------       ------        --------    ------
Net Income (Loss)             $   351    $   37    $   (488)  $             $(1,296)      $     100   $(1,296)
                               ======    ======     =======    =======       ======        ========    ======

Total Assets                 $ 57,657   $ 1,055    $ 24,646   $             $15,391       $ (13,700)  $85,049
                              =======    ======     =======    =======       ======        ========    ======

(1)   Includes financial data for TransCommunity Investment Advisors, Inc. and
      TransCommunity Investment Services, Inc. which were immaterial for reporting purposes.

Net Interest Margin

     TransCommunity's consolidated net interest margin was 4.29% for the nine months ended September 30, 2004, compared with 4.14% for the nine months ended September 30, 2003. The increase in net interest margin is attributable to an improvement of interest yields on investment securities along with a decrease in the cost of deposits year to date. TransCommunity is also seeking more fixed-rate deposits in the current rising interest rate environment. The establishment of Bank of Louisa with its low loan to deposit ratio resulted in a lower loan to deposit ratio for all the subsidiary banks combined. A low loan to deposit ratio has been the experience of each of our previously created de-novo banks. The combined interest rate margin of 4.29% is considered excellent and compares very favorably with the experience of many other commercial banks operating in our market. As we are able to grow the loan portfolio at Bank of Louisa, thereby reducing the loan to deposit gap, we anticipate that our interest margin will continue to improve.

     TransCommunity's net interest margin analysis and average balance sheets are shown in Schedule I.

Provision for Loan Losses

     The provision for loan losses for the first nine months of 2004 was $426,964, resulting in an allowance for loan losses of $1,216,632 (1.26% of total loans) at September 30, 2004. The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Loans that are classified adversely are assigned a risk percentage based on the classification to which they are assigned. Unclassified commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Unclassified other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity's subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance will be established for any problem loans individually or by grouping. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Noninterest Income

     Noninterest income increased from $1,869,659 in the first nine months of 2003 to $2,925,931 in the first nine months of 2004. Noninterest income as a percentage (annualized) of average assets for the first nine months of 2004 was 3.36% compared to 3.56% for the first nine months of 2003. Commissions and fees received by Main Street Mortgage increased $597,517, or 35.65%, due to the increase in the volume of loans originated. Bank service charges and fees increased $458,755, or 237.00%, due to the continuing increase in TransCommunity's customer base and deposits.

Noninterest Expense

      Noninterest expense increased from $4,880,926 in the first nine months of 2003 to $8,008,692 in the first nine months of 2004. However, noninterest expense as a percentage (annualized) of average assets decreased for the first nine months of 2004 to 9.20%, down from 9.29% for the first nine months of 2003. A schedule of noninterest expense by company is shown below. The expenses of Main Street Mortgage consist mostly of salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to ongoing operation of the holding company's support services for the banks, start up operations of the asset management/trust banking services, the insurance agency and expenses associated with the establishment of the Bank of Rockbridge. Bank of Powhatan's growth in expenses included the additional cost of the operation of the branch office in Louisa through April 19 of 2004. This branch became a stand alone national bank on April 19, 2004 and is reported separately since then. The increase in expenses at Bank of Goochland was due to the opening of the Main Office located in Centerville in the fourth quarter of 2003 while converting the temporary office to a permanent branch.

      Noninterest expense by company is as follows:

                                                        Nine Months Ended
                                                          September 30,
                                                         2004         2003

              TransCommunity                       $  1,718,067  $1,173,560
              Bank of Powhatan                        1,759,822   1,351,640
              Bank of Goochland                       1,282,130     718,395
              Bank of Louisa                            965,182
              Main Street Mortgage                    2,283,491   1,637,331
                                                    -----------   ---------

                 Total                             $  8,008,692  $4,880,926
                                                   ============  ==========

Income Taxes

     No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current period.

Loans

     Total loans increased $30,229,068 during the first nine months of 2004 to $96,348,751 as a result of the subsidiary banks' market growth.

      Loans by type are shown in the following schedule:

                                                           (In Thousands)
                                                      September 30,December 31,
              Type                                        2004        2003
              ----                                        ----        ----

              Commercial, financial, and agricultural  $ 40,964     $28,095
              Real estate -construction                  30,659      16,187
              Real estate -mortgage                      15,503      13,357
              Installment loans to individuals            9,223       8,481
                                                        -------      ------

              Total loans                                96,349      66,120

              Less allowance for loan losses             (1,217)       (843)
                                                        -------      ------

              Net Loans                                $ 95,132     $65,277
                                                        =======      ======

Nonaccrual, Past Due and Restructured Loans

     As of September 30, 2004 TransCommunity did not have any loans classified as nonaccrual, restructured or past due more than 90 days. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.


Allocation for the Allowance for Loan Losses

      The following table shows the allocation for the allowance for loan losses at:

                                   September 30, 2004      December 31, 2003
                                           Percent of             Percent of
                                          loans in each          loans in each
  Balance at end of period                 category to            category to
          applicable to           Amount   total loans   Amount   total loans
---------------------------      ------      ------    ---------    -------

      Commercial                $ 517,267       43%     $438,265      43%
      Real estate - construction  387,142       32%      202,276      24%
      Real estate - mortgage      195,762       16%      109,566      20%
      Installment                 116,461       10%       92,712      13%
                                 --------      ---       -------     ---

      Total Allowance for
        Loan Losses            $1,216,632      100%     $842,819     100%
                                =========      ===        =======    ===

Bank Premises and Equipment

     Bank premises and equipment consisted of the following as of September 30, 2004:

     Land and land improvements                         $1,495,366
     Buildings                                           2,561,171
     Furniture and equipment                             2,005,461
     Construction in progress                              534,085
                                                          --------

                                                         6,596,083
     Less: Accumulated Depreciation                        970,085
                                                          --------

     Total Bank Premises and Equipment                  $5,625,998
                                                         =========

     TransCommunity has a 10-year lease on approximately 14,000 square feet of office space located at 4235 Innslake Drive, Glen Allen, Virginia, which commenced in December of 2003. This office space houses the corporate operations of TransCommunity, certain operations of Main Street Mortgage, the offices of TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc., as well as the trust banking operations of the subsidiary banks. The original corporate offices of TransCommunity have been turned over to Main Street Mortgage for use in its expanding sub-prime lending operation. The minimum lease payments associated with TransCommunity's new office space over the next four years are $155,553 for 2004, $229,407 for 2005, $234,060 for 2006
and $238,763 for 2007. Monthly lease payments of $12,951 commenced in February, 2004. The lease provides for an abatement of rent on 4,000 square feet for one year from the occupancy date.

Deposits

     TransCommunity's deposits increased $31,236,447 during the first nine months of 2004 to $113,911,248 at September 30, 2004. This increase is attributable to the growth of the banks. Time deposits of $100,000 or more equaled 22.09% of deposits at September 30, 2004.

Capital

      TransCommunity's capital as a percentage of total assets was 11% at September 30, 2004, and 15% at December 31, 2003, which significantly exceeded regulatory requirements at both dates.

Liquidity and Interest Sensitivity

      At September 30, 2004, TransCommunity had liquid assets of approximately $16.3 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at September 30, 2004. Management anticipates that additional liquidity will be provided by the ongoing stock offering and growth in deposit accounts and loan repayments. TransCommunity's bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. TransCommunity has established a line of credit of $1,700,000 with a non-affiliated bank, secured by a pledge of a portion of the outstanding shares of Bank of Powhatan which are owned by TransCommunity, to use for working capital. Of this amount, $250,000 remained available at September 30, 2004.

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

      At September 30, 2004, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 3.51% for the one year repricing period. This rate does not reflect the historical movement of funds during varying interest rate environments. This positive cumulative Gap Rate Sensitivity Ratio reflects management's effort to implement shorter term loan and investment strategy to offset rates associated with deposits. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest rate sensitivity analysis is shown in Schedule II.

Off-Balance Sheet Arrangements

      As of September 30, 2004, there are no material changes in TransCommunity's off-balance sheet arrangements disclosed in TransComunity's Annual Report on Form 10-KSB for the year ended December 31, 2003.

New Accounting Pronouncements

      As of September 30, 2004, there are no accounting pronouncements that are significant to TransCommunity other than those disclosed in TransComunity's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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

      Management anticipates that Bank of Powhatan will experience continued growth in 2004. Bank of Powhatan has recouped its original capital and is now paying a dividend to TransCommunity.

      Likewise, we anticipate that Bank of Goochland and our newest bank subsidiary, Bank of Louisa, as well as future de novo banks such as Bank of Rockbridge will initially experience operating losses as they establish their customer base, but that each institution will reach profitability as it executes TransCommunity's community banking strategy and takes advantage of the operational cost savings afforded by using TransCommunity's common operating platform. Beginning in August of 2004, Bank of Goochland began producing a monthly operating profit in only its 20th month of operation. Additionally, TransCommunity's new Financial Services division, offering asset management, trust and estate services, securities brokerage and insurance will begin generating revenues during 2004, and is expected to contribute to TransCommunity's profitability in the years ahead. Nevertheless, it may be several years before TransCommunity will be able to show a profit on a consolidated basis.

Employees

      TransCommunity's full time equivalent employees increased from 100 at December 31, 2003, to 119 at September 30, 2004, including 19 at Bank of Powhatan, 18 at Bank of Goochland, eight (8) at Bank of Louisa, 53 at Main Street Mortgage, five (5) in TransCommunity's Financial Services Division, two
(2) at Bank of Rockbridge, one (1) at our Insurance Agency and 13 at the holding company, TransCommunity Financial Corporation. The number of new employees hired for the remainder of 2004 will depend on the continued growth in operations.

                                                                   Schedule I

                       TRANSCOMMUNITY FINANCIAL COPORATION
                          NET INTEREST MARGIN ANALYSIS
                              AVERAGE BALANCE SHEET
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003



                                             2004                                        2003
                                  ---------------------------                 ------------------------
                              Average                     Average       Average                      Average
                              Balance       Income/        Rates        Balance        Income/        Rates
                               Sheet        Expense     Earned/Paid      Sheet         Expense     Earned/ Paid
ASSETS

   Loans including fees     $ 79,989,926   $4,329,350       7.22%     $ 46,464,943   $  2,621,279      7.52%
   Federal funds sold          6,630,452       49,129       0.99%       10,268,163         80,899      1.05%
   Investments                18,632,902      307,022       2.20%        6,403,587         83,269      1.73%
                            ------------    ---------      -----        ----------     ----------      ----

   Total Earning Assets      105,253,280    4,685,501       5.94%       63,136,693      2,785,447      5.88%
                                            ---------      -----                      -----------      ----

   Allowance for loan losses  (1,046,797)                                 (563,647)
   Non-earning assets         11,837,853                                 7,479,823
                             ------------                              ------------

   Total Assets             $116,044,336                              $ 70,052,869
                            ============                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Deposits
     Demand -
       Interest bearing     $ 23,298,947   $  167,613       0.96%     $  9,323,047    $    72,523      1.04%
     Savings                   7,271,300       54,121       0.99%        3,913,590         33,755      1.15%
     Time deposits            51,351,713    1,002,224       2.60%       32,548,573        702,075      2.88%
                             -----------   -----------     -----        ----------     ----------      ----

     Total Deposits           81,921,960    1,223,958       1.99%       45,785,210        808,353      2.35%

     Other borrowed
       Funds                   4,656,472       71,531       2.05%          503,601         15,216      4.03%
                               ---------    ---------       ----        ----------      ---------      ----

     Total Interest Bearing
       Liabilities            86,578,432    1,295,489       2.00%       46,288,811        823,569      2.37%
                                            ---------       ----                        ---------      ----

   Non-interest bearing
     Deposits                 15,116,801                                 7,897,592
   Other liabilities             706,177                                   246,333
                              ----------                                ----------

     Total Liabilities       102,401,410                                54,432,736

   Stockholders' Equity       13,642,926                                15,620,133
                             -----------                               -----------

   Total Liabilities and
     Stockholders' Equity   $116,044,336                              $ 70,052,869
                             ===========                               ===========

   Net Interest Earnings                  $ 3,390,012                                 $ 1,961,878
                                           ==========                                  ==========

   Net Yield on Interest
     Earning Assets                                         4.29%                                      4.14%
                                                            ====                                       ====


                                                                  Schedule II

               TRANSCOMMUNITY FINANCIAL CORPORATION INCORPORATED
                         INTEREST SENSITIVITY ANALYSIS
                               SEPTEMBER 30, 2004


                                 Less than    1 to 5       Over 5
                                  1 Year       Years       Years       Total
Uses of Funds:

Loans:
   Commercial and
    real estate - construction $17,434,640  $16,084,700  $3,658,911  $37,178,251
   Real estate - mortgage       36,947,202   12,670,836   2,777,659   52,395,697
   Installment                   3,907,911    2,777,949      88,943    6,774,803
                                 ---------   ---------    ---------   ---------

   Total Loans                  58,289,753   31,533,485   6,525,513   96,348,751

Federal funds sold               1,775,000                             1,775,000
Investment securities
   at cost                       8,749,312    3,899,869   1,000,000   13,649,181
Investment securities at
   fair value                    7,968,925    2,298,251               10,267,176
                                 ---------   ----------   ---------  -----------

Total                          $76,782,990  $37,731,605  $7,525,513 $122,040,108
                                ==========   ==========   =========  ===========

Sources of Funds:

Demand Deposits
   Interest bearing            $30,089,583  $           $           $ 30,089,583
Savings Deposits                 8,598,331                             8,598,331
Time Deposits:
   Over $100,000                13,065,693   12,624,128               25,689,821
   Other                        16,560,117   18,411,702               34,971,819
                                ----------   ----------  ---------   ----------

   Total Deposits               68,313,724   31,035,830               99,349,554

Federal funds purchased          2,733,000                             2,733,000
Borrowings                       1,450,000                             1,450,000
                                ----------   ---------   ---------   ---------

Total                          $72,496,724 $ 31,035,830 $           $103,532,554
                               ==========   ===========   --------   ===========

Discrete Gap                   $ 4,286,266 $  6,695,775 $ 7,525,513 $ 18,507,554
Cumulative Gap                 $ 4,286,266 $ 10,982,041 $18,507,554

Ratio of Cumulative Gap
   to Total Earning Assets           3.51%         9.00%      15,17%
                                =========    ==========   =========

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

      Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that our disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the TransCommunity and its consolidated subsidiaries to disclose material information otherwise required to be set forth in TransCommunity's periodic reports.

      (b)   Changes in Internal Controls

        During the period reported upon, there were no significant changes in our internal controls pertaining to financial reporting and control of our assets or in other factors that could significantly affect these controls.

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

Item 2. Unregistered Sales of Equity Securities andUse of Proceeds

         Not applicable.

Item 3. Defaults Upon Senior Securities

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6. Exhibits


     The following exhibits are filed or incorporated by reference as part of this Form 10-QSB:

    Exhibit No.  Description of Exhibits

        3.1 Articles of Incorporation of TransCommunity Financial Corporation (as amended May 25, 2004) (1)

        3.2 Bylaws of TransCommunity Financial Corporation (as amended May 25, 2004) (1)

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

      (1) Incorporated by reference to Exhibits 3.1 and 3.2 to Form 10-QSB filed August 16, 2004.

                                  SIGNATURES



     In accordance with the requirements of the Exchange Act, the issuer has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSCOMMUNITY FINANCIAL
                                         CORPORATION
                                         (Registrant)


Date: November 12, 2004                  /s/ WILLIAM C. WILEY
                                         ----------------------------------
                                         William C. Wiley
                                         Chairman of the Board and Chief
                                         Executive Officer


Date: November 12, 2004                  /s/ BRUCE B. NOLTE
                                         ----------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer


Date: November 12, 2004                  /s/ THOMAS M. CROWDER
                                         ----------------------------
                                         Thomas M. Crowder
                                         Chief Financial Officer