Form 10KSB
period 2004-12-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2005-03-30
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT (PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934)

      For fiscal year ended December 31, 2004    Commission File Number -
                                                         000-33355



[ ]   TRANSITION REPORT (PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934)



                      TransCommunity Financial Corporation
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

                           Common Stock - $0.01 Par

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      Issuer's revenues for its most recent fiscal year were $10,882,038.

      As of March 15, 2005, the aggregate market value of the voting stock owned by non-affiliates, based on the sale price of $15 per share, which was the price at which 182,895 shares of common stock were sold by the registrant between June 1, 2004 and December 31, 2004, in a public offering of its shares, was approximately $31.8 million.

      The number of shares of the registrant's common stock outstanding as of March 25, 2005, was 2,293,241.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's Proxy Statement to be delivered in connection with the 2005 Annual Meeting of Shareholders to be held May 24, 2005 are incorporated by reference in Part III of this report.

      TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES [   ]   NO [ X ]

                                TABLE OF CONTENTS
                                                                         Page
                                     PART I

RISK FACTORS AND CAUTIONARY STATEMENTS THAT MAY AFFECT
         FUTURE RESULTS....................................................3

Item 1.  Description of Business...........................................7

Item 2.  Description of Property..........................................17

Item 3.  Legal Proceedings................................................18

Item 4.  Submission of Matters to a Vote of Security Holders..............18

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........19

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................19

Item 7.  Financial Statements.............................................32

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............................32

Item 8A. Controls and Procedures..........................................32

Item 8B. Other Information................................................32

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act................32

Item 10. Executive Compensation...........................................33

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................33

Item 12. Certain Relationships and Related Transactions...................33

Item 13. Exhibits and Reports on Form 8-K.................................33

Item 14. Principal Accountant Fees and Services...........................34

SIGNATURES................................................................35
FINANCIAL STATEMENTS......................................................37

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

      As used in these Risk Factors, we refer to TransCommunity Financial Corporation as "TransCommunity," Bank of Powhatan, N.A. as "Bank of Powhatan," Bank of Goochland, N.A. as "Bank of Goochland," and Bank of Louisa, N.A. as "Bank of Louisa."

TransCommunity has experienced significant operating losses and, absent an infusion of additional capital, may not be able to continue with its current business plan.

     TransCommunity experienced net losses in 2004 and 2003 of $2,327,366, and $2,237,495, respectively. TransCommunity reported a consolidated net loss of $1,196,653 in 2002. TransCommunity's net losses to date have been attributable in part to the normal start-up losses experienced by most new banks, and in part to the overhead expenses incurred at the parent holding company level as it has undertaken to develop a variety of fee-based financial services to supplement its subsidiary bank services and to absorb certain of the normal start-up bank expenses at the holding company level in order to support the "back office" functions of its subsidiary banks more efficiently. Nevertheless, until the subsidiary banks are in a position to pay a larger dividend stream to TransCommunity, which they may not be able to do if they need to retain earnings for capital adequacy purposes, TransCommunity will have to continue to rely on the sale of shares of common stock to capitalize any new banks and to support its existing operations. If TransCommunity is not able to generate sufficient funds through the sale of stock to support its holding company overhead and to maintain adequate capital in its subsidiary banks, it will have to make significant adjustments to its current business plan.

Bank of Powhatan and Bank of Goochland did experience, and Bank of Louisa expects to experience, significant start-up operating losses. Other new banks we might establish will likely experience similar start-up operating losses.

      The future success of our operations must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment of new banks and related financial services.

      Typically, new banks are not profitable in their first several years of operation. For the years ended December 31, 2000 and 2001, Bank of Powhatan experienced net losses of $147,456 and $550,962, respectively. For the year ended December 31, 2002, Bank of Powhatan reported net income of $315,179, but in 2003, its net income was reduced to $270,010 after accounting for costs of approximately $280,000 associated with the start up of the branch of the Bank of Powhatan established in July 2003 in Louisa County. In 2004, Bank of Powhatan increased its net income to $899,246 after spin off of its Louisa branch into the (de novo) Bank of Louisa.

      For the year ended December 31, 2004 and 2003, Bank of Goochland reported a net loss of $23,652 and $736,409, respectively. Bank of Goochland's operations improved on a month-to-month basis throughout the year and became profitable on a monthly basis beginning in August 2004.

      During 2004, the newly-formed Bank of Louisa incurred net losses for its first year of operations in the amount of $803,414. We expect Bank of Louisa will incur losses comparable to those experienced by Bank of Powhatan and Bank of Goochland during their first several years of operations. We expect other new banks we might establish will experience similar start-up operating losses.

We may not be successful in raising sufficient capital to support our business plan.

      TransCommunity has utilized the sale of shares of capital stock to fund a major portion of the organizational and capitalization costs it has incurred in establishing Bank of Goochland and Bank of Louisa, as well as in establishing other subsidiaries to provide a variety of financial services. From September 2001 to November 2003, TransCommunity sold an aggregate of 1,269,427 shares of common stock in a non-underwritten public offering and received gross proceeds in that offering of $13.0 million. In May 2004, TransCommunity commenced a second non-underwritten offering of 1,000,000 shares of its common stock at a price of $15 per share. In February 2005, TransCommunity terminated its offering. A total of 225,528 shares were sold in the offering, with gross proceeds to TransCommunity of $3,382,920. TransCommunity has decided to pursue an alternative strategy seeking to raise a larger amount of capital more quickly and efficiently than has been possible through a non-underwritten public offering of the type previously utilized by TransCommunity. Although both the Bank of Powhatan and Bank of Goochland now operate profitably, the holding company continues to experience significant losses from operations, both on a parent company basis and on a consolidated basis. Until TransCommunity's subsidiary banks are in a position to pay a larger dividend stream to TransCommunity, TransCommunity will continue to depend largely upon sales of shares of stock to finance its holding company operations. If TransCommunity is not successful in raising sufficient capital, it may not have sufficient funds to meet its operating needs and may have to scale back its holding company operations or seek other, less capital intensive means of pursuing its current business plan.

We may not be successful in raising sufficient capital to support our expansion plans.

      Through our first public offering of common stock, TransCommunity raised the capital required to open the Bank of Goochland and the Bank of Louisa, but it may not be successful in selling sufficient additional shares to raise the capital required to open the Bank of Rockbridge. TransCommunity originally anticipated that the minimum capital necessary to obtain regulatory approvals to open the Bank of Rockbridge would be approximately $5 million. Early in 2005 the Comptroller of the Currency advised that the minimum capital requirement would be at least $7 million. If TransCommunity does not raise significant additional capital through the sales of shares of stock, it will not be able to capitalize any additional new banks, the growth prospects of TransCommunity would be materially diminished, and it would have to seek other less capital-intensive opportunities to expand its business.

We have a limited operating history upon which to base any estimate of our future success.

      Bank of Powhatan, which opened for business in March, 2000, Bank of Goochland, which opened for business in November, 2002, Bank of Louisa, which opened for business on April 19, 2004 and TransCommunity, which was organized in March, 2001, each have limited operating histories. As a consequence, there is limited historical financial information on which to base any estimate of our future performance. The financial statements presented in this report may not be as meaningful as those of a company which has a longer history of operations. Because of our limited operating history, you may not have access to the type and amount of information that would be available to a shareholder of a financial institution with a more extended operating history.

Many of the loans in the TransCommunity loan portfolio, especially those held by Bank of Goochland and Bank of Louisa, may be too new to show any signs of problems.

      A significant portion of Bank of Powhatan's loans have been originated in the past four years. All of Bank of Goochland's loans have been originated since November 25, 2002, and most of Bank of Louisa's loans have been originated since April 19, 2004. Although we believe we have conservative underwriting standards, it is difficult to assess the future performance of the loan portfolios of these banks due to the recent origination of many of the loans. As of December 31, 2004, TransCommunity had a consolidated allowance for loan losses of $1,422,078 (1.36% of total loans), whereas at December 31, 2003, TransCommunity had an allowance for loan losses of $842,819 (1.27% of total loans). At December 31, 2004, TransCommunity had $443,000 in loans 30 to 89 days past due, but TransCommunity did not have any loans in nonaccrual status. At December 31, 2003, TransCommunity had a total of $887,000 in loans 30 to 89 days past due, and $1,198 in loans in non-accrual status. We can provide no assurance regarding the future adequacy of our allowances for loan losses, or that our non-performing or delinquent loans will not adversely affect our future performance.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

      We maintain an allowance for loan losses that we believe is adequate to absorb any potential losses in our loan portfolio. Through periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed our current estimates. Although we believe the allowance for loan losses is adequate to absorb probable losses in our loan portfolio, we cannot predict such losses, or that our allowance will be adequate in the future. Excessive loan losses could have a material adverse impact on our financial performance. See "Management's Discussion and Analysis - Provision for Loan Losses" and " - Allocation for the Allowance for Loan Losses" for a more extensive discussion of our allowance for loan losses.

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

We will not be in a position to pay dividends for the foreseeable future.

       We do not expect to pay dividends on our common stock for at least several years. We intend to retain future earnings, if any, to improve each subsidiary bank's capital structure to support future growth. Dividend distributions of national banks are restricted by statute and regulation. Our future dividend policy will depend in large part on the earnings of our subsidiary banks, capital requirements, financial condition and other factors considered relevant by our board of directors.

We depend on the services of key personnel, and a loss of any of those personnel could disrupt our operations and could have a material adverse effect on our operations.

       We are a customer focused and relationship driven organization. Our growth and success has been in large part driven by the personal customer relationships maintained by our executives. We depend on the performance of William C. Wiley, or chief executive officer, Bruce B. Nolte, our president and chief operating officer, and Thomas M. Crowder, our chief financial officer. These officers have been instrumental in the creation of TransCommunity and it may be difficult to replace any of them. We have included descriptions of the recent business experience of these individuals in "Management - The Board of Directors of TransCommunity" and " - Executive Officers of TransCommunity Who Are Not Directors." Although we have entered into employment agreements with certain of our executive officers, we cannot offer any assurance that they and other key employees will remain employed by us. The loss of services of one or more of these key employees could have a material adverse impact on our operations.


The success of our future recruiting efforts will impact our ability to grow.

       The implementation of our business strategy will also require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them. The success of our recruiting efforts may impact our ability to grow and future profitability.

                                     PART I
Item 1. Description of Business

General

      TransCommunity Financial Corporation ("TransCommunity"), headquartered in Richmond, Virginia, is a community bank holding company designated as a "financial holding company" under the Gramm-Leach-Bliley amendments to the Bank Holding Company Act of 1956. TransCommunity was formed in March 2001, principally in response to perceived opportunities resulting from the takeover in recent years of a number of Virginia-based banks by national and regional banking firms. TransCommunity, through its three national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland") and Bank of Louisa, N.A. ("Bank of Louisa"), operates a community banking business in the central Virginia market west of the Richmond metropolitan area. Bank of Powhatan, with one office in Powhatan County, opened for business in March, 2000. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. Bank of Goochland, with two offices in Goochland County, opened for business on November 25, 2002. The Bank of Louisa, with one office in Louisa County, was originally established as a branch office of the Bank of Powhatan, and was "spun off" as a separately chartered national bank on April 19, 2004. The consolidated financial statements of TransCommunity appearing elsewhere in this Form 10-KSB include the operations of the Bank of Louisa branch office of the Bank of Powhatan from January 1, 2004 through April 18, 2004, and the operations of the Bank of Louisa from April 19, 2004 through year-end. At December 31, 2004, TransCommunity had, on a consolidated basis, total assets of $143.3 million, total deposits of $123.7 million, total loans of $104.9 million, and total stockholders' equity of $15.2 million.

      TransCommunity in 2003 established TransCommunity Investment Advisors, Inc., a registered investment advisor subsidiary of the holding company. In January of 2004, TransCommunity applied for and was granted trust banking powers for both Bank of Powhatan and Bank of Goochland. Similarly, Bank of Louisa was granted trust banking powers at the time it commenced operations as a separately chartered national bank. In the first quarter of 2004 TransCommunity also converted its regulatory status from that of bank holding company to that of "financial holding company" under applicable federal law, thereby permitting the Company to engage in a broader range of financial businesses. Subsequent to the effective date of this change in regulatory status, TransCommunity established TransCommunity Investment Services, Inc. as a subsidiary of the holding company to offer insurance and securities brokerage products and services. TransCommunity has consolidated the operation of the trust banking functions of its subsidiary banks, as well as the operations of its registered investment advisor and insurance agency in a Financial Services division of the holding company.

      TransCommunity's mortgage loan affiliate, Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), operates as a wholly owned subsidiary of Bank of Powhatan. Main Street Mortgage currently operates two offices in the Richmond area and one office in each of Lynchburg and Virginia Beach, Virginia. Main Street Mortgage also has mortgage loan officers on site in each of TransCommunity's subsidiary banks.

Business Strategy

      TransCommunity utilizes a three prong business model: (1) Growth through independent banks, rather than through branching; (2) reduction of operating expenses through use of shared services by the subsidiary banks (the "Common Operating Platform"); and (3) increased revenues from development of a broader array of products and services than is typical for many community banks.

      Independent Banks. Management intends to grow the company principally through the establishment of independently-chartered banks, rather than by branching. Operating the company in this fashion maximizes local decision-making, and insures the full involvement of local boards of directors in the success of each local bank. Management believes that only by offering customers a truly "independent" bank can each of its banks effectively respond to the needs of each local community.

      Common Operating Platform. TransCommunity seeks to reduce the operating costs of each of its subsidiary banks through the use of certain shared services, referred to as the Common Operating Platform. Information technology, telephone services, item processing and website management are examples of the kind of services incorporated into the Common Operating Platform. The services included in the Common Operating Platform share three characteristics: (1) they do not directly touch the customer; (2) they can be provided at lower cost on a "bulk buying" basis; and (3) managing the delivery of these services from the holding company frees up managers in the subsidiary banks to devote more time to serving customers, versus performing administrative duties.

      Broader Product Array. The third aspect of the TransCommunity business model is to utilize the holding company structure to enable the subsidiary banks to offer a broader array of revenue-generating products and services than would be possible for any of them on a stand-alone basis, thereby allowing each bank to achieve higher levels of profitability than each would be able to achieve on its own. The establishment of trust banking, asset management and securities and insurance brokerage services during 2003 and 2004 are examples of the kind of fee-generating, non-traditional financial services that can be delivered profitably only through the holding company.

Bank of Powhatan

      Bank of Powhatan was organized in 1998 and commenced its general banking operations on March 20, 2000, providing services to businesses and individuals in the Powhatan County area. Bank of Powhatan offers a range of commercial, retail and trust banking products and services. Bank of Powhatan also offers state-of-the-art electronic banking services that include access to ATMs worldwide, VISA check cards, telephone banking, and internet banking with bill payment.

      Bank of Powhatan is located on the north side of U.S. Route 60, Powhatan county's major east-west highway, near the Village of Flat Rock, approximately seven miles west of Route 288's interchange with U.S. Route 60.

      In July, 2003, Bank of Powhatan opened a branch office in neighboring Louisa County, doing business as "Bank of Louisa." This branch was "spun off" as a separate, wholly-owned subsidiary of TransCommunity in April, 2004, following approval by the Comptroller of the Currency of a separate national banking charter for the Bank of Louisa. At December 31, 2004, Bank of Powhatan had total assets of $67.7 million, total deposits of $58.9 million and total loans of $53.1 million.

Bank of Goochland

      Bank of Goochland opened for business on November 25, 2002, in a leased facility at historic Goochland Courthouse, providing services to businesses and individuals in the Goochland County area. On October 20, 2003, the Bank opened its permanent headquarters office in Centerville on U.S. Route 250, retaining the previous Courthouse headquarters location as a branch office. The new headquarters location is on a heavily traveled route used by Goochland County residents in their commute to and from work in the Richmond area, six miles west of Innsbrook, a significant business community in western Henrico County, and four miles west of the Route 288 interchange with U.S. Route 250. This new 9,500 square foot facility is geared to meet the broad financial needs of the Goochland community and to assist in offering the full range of banking and financial services to include asset management, trust banking, securities brokerage and insurance products. Bank of Goochland offers a range of commercial, retail and trust banking products and services. Bank of Goochland also offers state-of-the-art electronic banking services that include access to ATMs worldwide, VISA check cards, telephone banking, and internet banking with bill payment.

      At December 31, 2004, Bank of Goochland had total assets of $53.6 million, total deposits of $49.1 million and total loans of $38.4 million.

Bank of Louisa

      Bank of Louisa was initially established in July 2003 as a branch office of the Bank of Powhatan in a renovated, leased office in the Town of Louisa. The assets of this branch office were acquired by the Bank of Louisa on April 19, 2004, following receipt of all required regulatory approvals. The permanent main office for Bank of Louisa, also located in the Town of Louisa, is under construction and is expected to be completed in the Spring of 2005.

      At December 31, 2004, Bank of Louisa had total assets of $21.7 million, total deposits of $16.6 million and total loans of $13.5 million.

Bank of Rockbridge (proposed)

      In August, 2004, TransCommunity filed an application with the Comptroller of the Currency for a national banking charter for a new subsidiary bank to be located in Rockbridge County, Virginia, and to be known as "Bank of Rockbridge." TransCommunity has hired a president for the new bank and acquired leased space in a building which formerly served as headquarters for the former Bank of Rockbridge, which was acquired by BB&T in 2001. In addition, a lending officer of TransCommunity's mortgage loan affiliate, as well as a business development officer of its asset management and insurance and securities brokerage subsidiaries, are working from the Bank of Rockbridge office.

      There is no assurance TransCommunity will be successful in opening a new bank in Rockbridge County. In February 2005, the licensing staff of the Office of the Comptroller of the Currency ("OCC") indicated to TransCommunity that they were unlikely to recommend approval of the charter application for Bank of Rockbridge. TransCommunity has had continuing discussions with the OCC but as of March 15, 2005, the OCC had not acted on TransCommunity's application. Even if the OCC were to grant preliminary approval, TransCommunity does not at the present time have available sufficient funds to meet the initial capitalization requirements of the OCC. Nevertheless, TransCommunity remains committed to establishing a banking presence in Rockbridge County and it will continue to explore all available alternatives for doing so. As of December 31, 2004, TransCommunity was involved in a public offering of its common stock to raise the necessary capital to capitalize the Bank of Rockbridge. However, TransCommunity terminated that offering in February 2005 and is considering an alternative strategy for raising additional capital necessary to capitalize the Bank of Rockbridge and to support its other operations.

Main Street Mortgage & Investment Corporation

      On January 1, 2001, Bank of Powhatan acquired Main Street Mortgage & Investment Corporation ("Main Street Mortgage"), a privately-owned mortgage loan company, which it operates as a wholly owned subsidiary. With its main office in western Henrico County, Main Street Mortgage offers an array of residential and commercial mortgage products through a network of lenders and institutional investors. In addition to two offices in the Richmond area, Main Street Mortgage also has offices in Lynchburg and Virginia Beach, Virginia. Main Street Mortgage also has mortgage loan officers on site in each of TransCommunity's subsidiary banks and in Danville, Virginia. As of December 31, 2004, Main Street Mortgage had 48 full time employees.

      As a mortgage broker, Main Street Mortgage earns its revenue primarily from fees from lenders for originating loans that meet certain underwriting criteria. It also originates conforming first deed of trust residential loans for sale in the secondary market, as well as second deed of trust loans, equity lines, and non-conforming residential and commercial real estate loans for sale to institutions and private investors.

      During 2004, Main Street Mortgage originated residential mortgage loans of approximately $129 million and generated gross revenues of $3.4 million.

TransCommunity Financial Services

      During 2004, TransCommunity established a Financial Services division at the holding company to enable its subsidiary banks to offer trust banking, asset management and insurance and securities brokerage services to its customers. To support these activities, TransCommunity sought and received approval from the Comptroller of the Currency to exercise the trust banking powers through each of its subsidiary banks. TransCommunity also established TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. as direct subsidiaries of the holding company. The management of all these activities is consolidated at the holding company in a Financial Services division with representatives on site in TransCommunity's subsidiary banks.

Market Areas of the Banks

      TransCommunity's target markets include Powhatan County, Goochland County, Louisa County and Rockbridge County, Virginia. These counties are located in central Virginia, west and northwest of Richmond, Virginia, and south of the Washington, DC metroplex. TransCommunity, with independent banks now operating in three of the four counties, and with the efforts underway to establish a new bank in the fourth, is well positioned geographically between the Richmond, Charlottesville, Lynchburg and Northern Virginia markets. Powhatan and Goochland are even more closely connected with the opening in 2004 of the western segments of Route 288 which spans the James River. As a result, Powhatan's close proximity to the West Creek commercial and industrial park development in Goochland County is enhanced. In addition, Louisa County, which adjoins Goochland County, provides TransCommunity with a strategic doorway into Northern Virginia as much of the growth in Louisa County is derived from that area. Rockbridge County, the site of TransCommunity's proposed fourth bank subsidiary, the Bank of Rockbridge, is located on the western side of TransCommunity's market area, at the intersection of Interstate 81 and Interstate 64. Rockbridge County is also home to the Virginia Horse Center, as well as three major institutions of higher learning: Virginia Military Institute, Washington & Lee University and Southern Virginia University.

Marketing

      Management believes that bank consolidation in recent years within Virginia provides a significant opportunity to build a successful, locally-oriented financial organization. Management of TransCommunity further believes that many of the larger financial institutions operating in its market do not emphasize a high level of personalized service to the small and medium-sized commercial, professional or individual retail customers. TransCommunity intends to focus its marketing efforts on attracting small and medium-sized businesses and professionals, such as physicians, accountants and attorneys. Because TransCommunity intends to focus on businesses and professionals, management believes that the majority of its loan portfolio will be in the commercial area with an emphasis placed on originating sound, profitable, commercial and industrial loans secured by real estate, accounts receivable, inventory, property, plant and equipment.

      Management intends to continue to emphasize "relationship banking" in order that each customer will identify and establish a comfort level with bank officers who come to understand their customers' business and financial needs in depth. Management intends to develop its retail business with individuals who appreciate a higher level of personal service, contact with their lending officer and responsive decision-making. It is further expected that most of TransCommunity's business will continue to be developed through the presidents and lending officers of the respective local banks as well as the local boards of directors, and by pursuing an aggressive strategy of making calls on customers throughout the market area.

      TransCommunity's introduction of asset management, trust banking, securities brokerage and insurance services is intended to complement the traditional banking services outlined above. These more sophisticated financial services are not available at many community banks because of the entry cost barriers. We feel the combination of our personal service with a full complement of financial services will develop a high number of profitable multi service customers within our banking network.

Competition

      Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Virginia law permits statewide branching by banks. Consequently, commercial banking in Virginia is highly competitive. Many large banking organizations, most of which are controlled by out-of-state holding companies, currently operate in the Richmond, Virginia metropolitan area, and at least one such organization operates offices in each of TransCommunity's targeted market areas. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly by the elimination of many previous distinctions between the various types of financial institutions and the expanded powers and increased activity of thrift institutions in areas of banking which previously had been the sole domain of commercial banks. Legislation enacted in recent years, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of federal legislation, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in TransCommunity's targeted market areas. See "Government Supervision and Regulation--Interstate Banking and Branching Legislation."

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

      Federal law also prohibits national banks from paying dividends that would be greater than the bank's undivided profits after deducting statutory bad debts in excess of the bank's allowance for loan losses. That means that each Bank must recover any start-up losses before it may pay a dividend to TransCommunity. As of December 31, 2004, the Bank of Powhatan was the only subsidiary bank that was in a position to pay a dividend to TransCommunity.

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

      The federal bank regulatory authorities (Comptroller of the Currency for national banks, Federal Reserve Board for state banks that are members of the Federal Reserve System, and the Federal Deposit Insurance Corporation for non-member state banks) have promulgated uniform capital adequacy guidelines for banks. The guidelines are described below under "Prompt Corrective Action." In addition, by order the Federal Deposit Insurance Corporation has established a separate guideline for new banks during their first three years of operation. Under the FDIC order, which is applicable to both Bank of Goochland and Bank of Louisa, a new bank must maintain the tier 1 capital to assets ratio (the "leverage ratio") at not less than 8% in order to be classified as "well-capitalized." Because of the rapid growth experienced by the Bank of Goochland since its opening in November 2002, TransCommunity increased the capital of Bank of Goochland by $500,000 in December 2004. This resulted in Bank of Goochland having a leverage ratio at December 31, 2004, of 8.34%. In order to support the continued growth of Bank of Goochland, TransCommunity expects that an additional infusion of capital into this bank likely will be required in 2005 as well. At December 31, 2004, the leverage ratio at Bank of Louisa was significantly in excess of 8%.

      The Company's consolidated and subsidiary banks' actual and required capital amounts and ratios for the year ended December 31, 2004 are shown in
Note 18 of the Notes to TransCommunity's financial statements included herein.

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

FDIC Insurance

      The deposits of Bank of Powhatan, Bank of Goochland and Bank of Louisa are insured by the FDIC up to the limits set forth under applicable law. The deposits of these banks are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. When organized, the Bank of Rockbridge will be subject to the same assessments. The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. Depository institutions insured by the BIF that are "well capitalized", are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from .00% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC.

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

      Bank holding companies and other types of financial services entities may elect to become financial holding companies under the new law. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in GLBA, and may engage in a substantially broader range of activities than bank holding companies or banks. The GLBA enables financial holding companies to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, insurance underwriting and making merchant banking investments in commercial and financial companies. The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company. In addition, the GLBA allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

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

Employees

      At December 31, 2004, TransCommunity had 116 full-time equivalent employees, including 19 at Bank of Powhatan, 19 at Bank of Goochland, 8 at Bank of Louisa, 48 at Main Street Mortgage, 7 in the Financial Services division, 3 at the proposed Bank of Rockbridge and 12 at the holding company headquarters. At December 31, 2003, TransCommunity had 100 full-time equivalent employees, including 24 at Bank of Powhatan, 15 at Bank of Goochland, 47 at Main Street, 3 in the Financial Services division and 11 at TransCommunity. The number of new employees hired during 2005 will depend on TransCommunity's ability to support the continued growth in operations of our Bank subsidiaries and our Financial Services division.


Executive Officers of the Registrant

Name (Age)                      Business Experience Past Five Years
-------------------             ------------------------------------------

William C. Wiley (59)           Chairman of the Board and Chief Executive
                                Officer of TransCommunity, since March 2001;
                                Chairman, Bank of Powhatan, Powhatan, Virginia,
                                March 2000-December 2002.

Bruce B. Nolte (58)             President and Chief Operating Officer of
                                TransCommunity since June 2001;  President of
                                TransCommunity from May - June 2001; Executive
                                Vice President and General Counsel of First
                                Horizon Strategic Alliances, Inc., a subsidiary of First Tennessee Bank, N.A., from July 1995 to May 2001.

Thomas M. Crowder (49)          Chief Financial Officer of TransCommunity since
                                February 1, 2003; Executive Vice President,
                                Guilford Company (investment management),
                                Richmond, Virginia, from March 1989 to February
                                2003.

Item 2. Description of Property

      TransCommunity's headquarters are located in approximately 14,000 square feet of leased space at 4235 Innslake Drive, Glen Allen, Virginia. This office space was leased in September 2003 and occupied in December, 2003. The lease is for 10 years with abatement of rent on 4,000 square feet for one year from the occupancy date.

      The Bank of Powhatan is located at 2320 Anderson Highway, Powhatan, Virginia. The Bank's building, which is of new construction, is a two-story brick structure, containing approximately 6,000 square feet. It has four teller stations, three drive-through windows and a drive-up ATM and night depository. The Bank owns this property.

      In July, 2003, Bank of Powhatan established a branch office in Louisa County located at 105 West Main Street, Town of Louisa, Virginia. This 1,000 square foot facility was leased from the chairman of the organizing board of directors of the proposed Bank of Louisa. The initial term of the lease was for 12 months with no monthly rent for the first 12 months, and $1,000 per month thereafter. Pursuant to this lease agreement, TransCommunity made certain improvements to the interior and exterior of the leased premises, including the addition of an ATM and night depository facility. The obligations under this lease were assumed by the Bank of Louisa following receipt by the bank of its separate national banking charter in April, 2004.

      In 2002, TransCommunity purchased a two acre parcel in the Town of Louisa as a site for the Bank of Louisa for $200,000. The trustee of the trust that sold this property to TransCommunity was a member of the organizing board of directors of the Bank of Louisa, and remains a director of that bank. In connection with this purchase TransCommunity's board received two independent appraisals regarding the parcel, and concluded that the terms of the purchase were equal to or better than the terms that might be available for similar property purchased from an unrelated third party. In connection with this purchase, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. On November 14, 2003, the parties extended the term of this note for one additional year at an interest rate of 6%. This obligation was assumed by the Bank of Louisa following receipt by that bank of its national banking charter, and has subsequently been paid off. A permanent headquarters for the Bank of Louisa is currently under construction on this site.

      The Bank of Goochland is located at 100 Broad Street Road, Manakin-Sabot, Virginia. The Bank's main office building, which is of new construction, is a two story brick structure containing approximately 9,500 square feet. It has five teller stations, two drive-through windows and a drive-up ATM and a night depository. The Bank owns this property.

      The Bank of Goochland also operates a branch office in a leased facility located at Goochland Courthouse, containing approximately 1,400 square feet. The term of this lease is five years.

      Main Street Mortgage leases approximately 3,100 square feet of office space at a modern office building at the intersection of Parham and Three Chopt Roads in western Henrico County. Main Street also leases office space for its branch offices located in Lynchburg and Virginia Beach, Virginia.

      On June 1, 2004, TransCommunity established offices for the proposed Bank of Rockbridge. This office, containing approximately 4,200 square feet, was leased for an initial term of three years with options to extend the life of the lease for additional terms. This facility formerly served as an office of the predecessor Bank of Rockbridge.

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

Item 4. Submission of Matters to a Vote of Security Holders

      During the quarter ended December 31, 2004, no matters were submitted for a vote of security holders.

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

      (b) On March 15, 2005, TransCommunity had approximately 3,000 shareholders.

      (c) TransCommunity has not declared or distributed any cash dividends to its shareholders, and it is not likely that any cash dividends will be declared for several years. The Board of Directors of TransCommunity intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of TransCommunity and its subsidiaries for the foreseeable future. The future dividend policy of TransCommunity is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. TransCommunity's ability to distribute cash dividends will depend substantially upon the Banks' abilities to pay dividends to TransCommunity. As national banks, the Banks are subject to legal limitations on the amount of dividends each is permitted to pay. Furthermore, neither the Banks nor TransCommunity may declare or pay a cash dividend on their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See "Government Supervision and Regulation--Payment of Dividends."

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-KSB. In addition to the historical information contained herein, this report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of TransCommunity Financial Corporation and its subsidiaries, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "may," "will," or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, our ability to raise sufficient capital to support our current operations and to support the growth of our present and any future subsidiary banks, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

                                    Overview

      The following is management's discussion and analysis of the financial condition and results of operations of TransCommunity as of and for the years ended December 31, 2004 and 2003. This discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

TransCommunity Financial Corporation

      TransCommunity Financial Corporation ("TransCommunity" or the "Company") is a community bank holding company headquartered in Glen Allen, Virginia. The Company was organized as a Virginia corporation in March 2001, and became a bank holding company effective August 15, 2001. Effective February 25, 2004, TransCommunity became a financial holding company pursuant to the Graham-Leach Bliley amendments to the Bank Holding Company Act. TransCommunity operates a community banking business through its three national bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. Bank of Goochland, with two offices in Goochland County, opened for business on November 25, 2002. Bank of Louisa was originally established as a branch office of the Bank of Powhatan in July 2003, and was "spun off" as a separately chartered national bank subsidiary of TransCommunity on April 19, 2004. The consolidated financial statements of TransCommunity appearing elsewhere in this Form 10-KSB include the operations of the Bank of Louisa branch office of the Bank of Powhatan from January 1, 2004 through April 18, 2004, and the operations of the Bank of Louisa from April 19, 2004 through year-end. At December 31, 2004, TransCommunity had, on a consolidated basis, total assets of $143.3 million, total deposits of $123.7 million, total loans of $104.9 million, and total stockholders' equity of $15.2 million. In comparison, at year end, 2003, TransCommunity reported total assets of $99.7 million, total deposits of $82.7 million, total loans of $66.1 million and total stockholders' equity of $14.9 million.

Bank of Powhatan and the Louisa Branch Office

      Bank of Powhatan was organized as a national bank in 1998 and commenced its general banking operation on March 20, 2000. On August 15, 2001, Bank of Powhatan became a wholly owned subsidiary of TransCommunity through a statutory share exchange transaction. For the years 2004 and 2003, Bank of Powhatan earned net income of $899,246 and $270,010, respectively. The Bank had total deposits of $58.8 million and loans of $53.1 million at December 31, 2004. The earnings of the Bank of Powhatan for 2004 were adversely impacted by losses of $187,988 associated with the start up and operation of the branch office in Louisa County. This office opened for business on July 14, 2003. Upon completion of the organization of Bank of Louisa in April 2004, the assets of this branch office were transferred to the Bank of Louisa. The financial results for the Louisa branch for the period between January 1, 2004, and April 18, 2004 are reflected in the results for the Bank of Powhatan for 2004.

Bank of Powhatan and Main Street Mortgage & Investment Corporation

      On January 1, 2001, the Bank acquired Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), a mortgage loan company, as a wholly owned subsidiary. During 2004, Main Street Mortgage originated approximately $129 million in residential mortgage loans, an increase of $18 million over 2003. For 2004, Main Street Mortgage earned operating income in the amount of $9,832. This compares favorably with operating losses of $62,528 for 2003. During 2004, gross fees from originations of real estate mortgage transactions increased 55.6% to $2,965,667, compared with $1,905,529 for 2003, and other income, which includes processing and referral fees, increased 43.5% to $385,434 from $268,615 for 2003. The financial results for Main Street Mortgage are incorporated into the results for Bank of Powhatan.

      Selected consolidated financial information regarding Bank of Powhatan follows:

                                                           (In Thousands)
                                                            December 31,
          Type                                             2004     2003
          ----                                             ----     ----

      Loans                                             $53,063    $44,228
      Investments                                        10,688      9,764
      Deposits                                           58,846     53,773
      Capital                                             6,779      6,446

Bank of Powhatan's consolidated income as a percentage of average assets and equity is as follows:

                                                       Year Ended December 31,
                                                         2004        2003

      Return on Average Assets (ROA)                     1.48 %       .53 %
      Return on Average Equity (ROE)                    13.26 %      4.19 %

Bank of Goochland

      Bank of Goochland was organized as a national bank in 2002 and commenced its general banking operations on November 25, 2002. During the year ended December 31, 2004, Bank of Goochland had a net loss of $23,652, as compared with a net loss of $736,409 for 2003. At December 31, 2004, Bank of Goochland had deposits of $49.1 million and loans of $38.4 million. During 2004, the Bank of Goochland experienced rapid growth as the only other community bank competitor in the Goochland County market was acquired by a large regional bank. In August 2004, following a period of anticipated start-up operating losses, Bank of Goochland began to generate monthly operating profits, and this trend continued throughout the remainder of the year. During the fourth quarter of 2004, TransCommunity infused $500,000 of additional capital into the Bank of Goochland in order to ensure that that Bank's capital ratios remained above the minimum levels required by the FDIC to be considered "well-capitalized."

      Selected financial information regarding Bank of Goochland at December 31, 2004 follows:


                                                          (In Thousands)
                                                           December 31,
          Type                                           2004       2003
          ----                                           ----       ----

      Loans                                             $38,386    $21,892
      Investments                                        11,475      9,989
      Deposits                                           49,073     31,459
      Capital                                             4,464      4,003


Bank of Goochland's income (loss) as a percentage of average assets and equity is as follows:

                                                        Year Ended December 31,
                                                          2004        2003

      Return on Average Assets (ROA)                     (.05) %     (3.40) %
      Return on Average Equity (ROE)                     (.53) %    (18.40) %

Bank of Louisa

      Bank of Louisa was initially established in July 2003 as a branch office of the Bank of Powhatan in a renovated, leased office in the Town of Louisa. The assets of this branch office were acquired by the Bank of Louisa on April 19, 2004, following receipt of all required regulatory approvals. The permanent main office for Bank of Louisa, also located in the Town of Louisa, is under construction and is expected to be completed in the Spring of 2005.

      For the period between its commencement of business as a stand-alone bank on April 19, 2004 and December 31, 2004, Bank of Louisa had a net loss of $803,414. At December 31, 2004, Bank of Louisa had deposits of $16.6 million and loans of $13.5 million.

      Selected financial information regarding Bank of Louisa at December 31, 2004 follows:

                                                           (In Thousands)
          Type                                           December 31, 2004

      Loans                                                  $ 13,465
      Investments                                               5,163
      Deposits                                                 16,630
      Capital                                                   4,184

Bank of Louisa's loss as a percentage of average assets and equity is as follows:

                                                   Year Ended December 31, 2004

      Return on Average Assets (ROA)                           (6.58) %
      Return on Average Equity (ROE)                          (19.20) %


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

                  Results of Operations and Financial Condition

Consolidated

Net Loss

      For the year ended December 31, 2004, TransCommunity generated a net loss of $2,327,366, compared with a net loss of $2,237,495 for 2003. In 2004,
TransCommunity incurred expenses of $2,554,889 representing organizational and start up costs, including support provided by the holding company for the operations of Bank of Goochland and Bank of Louisa, plus the initial start up of the proposed Bank of Rockbridge. Additionally, TransCommunity's new financial services subsidiaries TransCommunity Investment Advisors and TransCommunity Investment Services incurred net losses during 2004 of $303,212 and $59,362, respectively. Losses in these financial services subsidiaries are expected to continue during 2005 until such available services are fully integrated and accepted by the subsidiary banks' customers. In comparison, during 2003, TransCommunity's net loss of $2,237,495, included $1,807,196 of similar start-up expenses.

      Bank of Powhatan had consolidated net income of $899,246 for the year ended December 2004, including operating income of $9,832 for Main Street Mortgage. Additionally, the net losses of TransCommunity in 2004 reflects $23,652 and $803,414 in net losses from Bank of Goochland and Bank of Louisa, respectively. Schedule I presents selected consolidated financial data for TransCommunity for 2004 and 2003.

Net Interest Margin

      TransCommunity's net interest margin was 4.37% for 2004, compared with 4.16% for 2003. The favorable change was primarily due to increased loan volume over deposit volume. Maturities associated with loan volume also repriced more frequently than deposit liabilities. The loan portfolio grew 58.67% from the amount at December 31, 2003. Deposits increased 49.58% for the same period. The net interest margin for the year ended December 31, 2004, compares favorably with other commercial banks in our market area.

      The consolidated net interest margin analysis and average balance sheets are shown in Schedule II and the effect of rate-volume change on net interest income is shown in Schedule III.

Provision for Loan Losses

      TransCommunity's consolidated provision for loan losses in 2004 was $654,166, resulting in a total allowance for loan losses at December 31, 2004 of $1,422,078 (1.36% of total loans). In comparison, the provision for loan losses was $385,595 in 2003, resulting in an allowance for loan losses at December 31, 2003 of $842,819 (1.27% of total loans). The 71.04% increase in the consolidated provision for loan losses and the 68.73% increase in the consolidated allowance for loan losses were the result of the continued growth of the loan portfolios at TransCommunity's subsidiary banks. The allowance for loan losses is evaluated on a regular basis by management. Such evaluation is based upon management's periodic review of the collectibility of loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is calculated using risk factors depending on the type of borrower and whether a loan is secured or unsecured. Commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. In addition, an allowance is established for problem loans individually or by grouping. The methodology used by TransCommunity's subsidiary banks to calculate the provision for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Management has not identified any material potential problem loans as of December 31, 2004. As TransCommunity's subsidiary banks mature, this evaluation methodology will be adjusted to reflect actual experience.

Noninterest Income

      Noninterest income increased to $4,124,514 for 2004 from $2,433,452 for 2003. The increase is due to an increase in commissions and other income received by Main Street Mortgage of 55.79% and an increase in fees received by the subsidiary banks of 173.82%. During 2004 and 2003, Main Street Mortgage originated residential mortgage loans of approximately $129 million and $111 million, respectively. The increase in service charges and fees received by the subsidiary banks is consistent with their growth in deposits. Noninterest income as a percentage of average assets for 2004 and 2003 was 3.41% and 3.22%, respectively.

Noninterest Expense

      Noninterest expense increased from $7,116,563 for 2003 to $10,672,491 for 2004. However, overall noninterest expense as a percentage of average assets continued to decrease from 9.41% in 2003 to 8.82% in 2004.

      The increase of approximately $3.6 million in noninterest expense during 2004 included increases of approximately $2.4 million in salary and benefit costs, and increased occupancy expenses of approximately $387,000 as TransCommunity relocated its headquarters to the Innsbrook complex in Western Richmond. Additionally, included in the increase of noninterest expense in 2004 is $362,574 in expenses relating to TransCommunity's newly created financial services subsidiaries.

Income Taxes

      At December 31, 2004, TransCommunity had total net operating loss carryforwards of $6.7 million which begin to expire in 2021. For the year ended December 31, 2004, Bank of Powhatan and Bank of Goochland utilized $989,835 and $124,959 of their taxable income to offset net operating losses from the consolidated entity. Management believes that this trend will continue at these banks and that Bank of Louisa will become profitable within the next two years which parallels the performance of Bank of Powhatan and Bank of Goochland. The deferred tax benefit recognized at December 31, 2004 and December 31, 2003 was fully offset by a valuation allowance because at that time insufficient evidence was available with respect to the performance of the Bank of Goochland and other subsidiaries. However, management will continue to monitor TransCommunity's trend toward profitable operations and when sufficient evidence becomes available, TransCommunity will recognize a deferred tax asset and related benefit to continuing operations.

Investment Portfolio

      Total investment securities of TransCommunity increased from $19,753,470 at December 31, 2003 to $27,775,499 at December 31, 2004. The Company invests in
U. S. Agency securities in order to maintain a high level of earning assets, provide liquidity and to secure public deposits. Management strives to structure the maturities of investments to meet projected liquidity needs, manage interest rate sensitivity and maximize earnings. Schedules showing the book value, maturities and weighted average interest rates of the investment portfolio are shown in Note 4 of the Notes to the Company's Consolidated Financial Statements.

Loans

      Total loans increased $38,795,016, or 58.7%, during 2004 to $104,914,700 at December 31, 2004.

      Loans by type are shown in the following schedule:
                                                          (In Thousands)
                                                           December 31,
          Type                                            2004     2003
          ----                                            ----     ----

      Commercial, financial, and agricultural         $41,875       $28,095
      Real estate -construction                        33,647        16,187
      Real estate -mortgage                            19,810        13,357
      Installment loans to individuals                  9,583         8,481
                                                       ------        ------

      Total loans                                    $104,915       $66,120
                                                     ========       =======

                          Loans Maturing After One Year

                                      Fixed        Variable
                                     Interest      Interest
                                       Rates        Rates          Total

Loans maturing after one year:

   Commercial and real estate
      construction                  $13,675,213   $22,424,032   $36,099,245

Concentration of Credit Risk

      TransCommunity has a concentration of loans to borrowers involved in construction and land development. Loans to these borrowers amounted to approximately 32% of the total loan portfolio at December 31, 2004.

Non-accrual, Past Due and Restructured Loans

      At December 31, 2004, TransCommunity did not have any loans classified as restructured or past due more than 90 days. Similarly, there were no loans in nonaccrual status at December 31, 2004. Loans in the amount of $1,198 were in a nonaccrual status as of December 31, 2003. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation of the Allowance for Loan Losses

      The following table shows the allocation of the allowance for loan losses at:

                                     December 31, 2004      December 31, 2003
                                     ------------------     ------------------
                                         Percent of              Percent of
                                        loans in each           loans in each
Balance at the end of each period        category to             category to
 Applicable to                 Amount    total loans   Amount     total loans

Loans:
   Commercial                $ 567,598          40%  $ 438,265          43%
   Real estate - construction  456,071          32%    202,276          24%
   Real estate - mortgage      268,516          19%    109,566          20%
   Installment                 129,893           9%     92,712          13%
                              --------    ---------   --------    ---------

   Total Allowance for Loan
     Losses                 $1,422,078         100%  $ 842,819         100%
                            ==========     ========   ========     ========

Premises and Equipment

      Premises and equipment increased from $5.8 million at December 31, 2003 to $7.2 million at December 31, 2004.

      On February 14, 2002, TransCommunity purchased from a related third-party for $850,000, approximately two acres, located at the intersection of U.S. Route 250 and State Route 621 in the Centerville area of Goochland County, as a permanent main office location for Bank of Goochland. Subsequently, TransCommunity transferred this property to Bank of Goochland. The office was completed and opened for business on October 20, 2003. Total construction costs incurred were $1.6 million. See Note 13 of the Notes to the Company's Consolidated Financial Statements.

      In 2002, TransCommunity purchased for $200,000 a two acre parcel in the Town of Louisa, Virginia as a site for the proposed Bank of Louisa. In connection with this transaction, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. On November 14, 2003, the parties agreed to extend the term of this note for one year at an interest rate of 6%. This obligation was assumed by the Bank of Louisa following receipt by that bank of its national banking charter, and has subsequently been paid off. A permanent headquarters for the Bank of Louisa is currently under construction on this site.

      Construction in progress at December 31, 2004 includes architectural, engineering and construction costs of $1.1 million associated with the development and construction of the proposed main office location for Bank of Louisa. The estimated costs to complete the construction of the main office of Bank Louisa is $570,000.

Deposits

      TransCommunity's deposits increased $41.0 million during 2004 to $123.7 million at December 31, 2004. A schedule of deposits by type is shown in the Company's consolidated statements of financial condition. Time deposits of $100,000 or more equaled 34.3% of total time deposits at December 31, 2004.

Capital

      TransCommunity's consolidated capital as a percentage of total assets was 11% at December 31, 2004, and 15% at December 31, 2003, which significantly exceeded regulatory requirements at both dates.

      As of December 31, 2004, Bank of Powhatan had a ratio of Tier 1 capital to assets of 11.48%, well in excess of the 6% ratio required by federal regulatory agencies for Bank of Powhatan to be considered "well capitalized." At the same date, Bank of Louisa had a Tier 1 capital to asset ratio of 28.98%, significantly greater than the 8% ratio required for a bank during its first three years of operations. Although TransCommunity expects both of these ratios to decrease in 2005 as both banks continue to grow, it nevertheless expects both banks to remain "well capitalized" with Tier 1 capital ratios well above required regulatory minimums at December 31, 2005. Bank of Goochland, which opened for business in 2002, has grown especially quickly. For this reason, in December 2004 TransCommunity added $500,000 to the capital of Bank of Goochland, resulting in a Tier 1 capital to assets ratio of 8.34% at December 31, 2004. TransCommunity expects it may have to further increase Bank of Goochland's capital before the end of 2005 in order for it to continue to meet the 8% minimum Tier 1 capital to assets ratio required for new banks to be considered "well capitalized" during their first three years of operations.

Liquidity and Interest Sensitivity

      At December 31, 2004, TransCommunity had consolidated liquid assets of approximately $21.6 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at December 31, 2004. Management anticipates that additional liquidity will be provided by growth in deposit accounts and loan repayments. TransCommunity's bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. As described in Note 9 to the Company's Consolidated Financial Statements, TransCommunity has established a secured line of credit of $1,700,000 to use for working capital of which $250,000 was available at December 31, 2004. Bank premises and equipment in the near future will be purchased using liquid assets.

      Historically, TransCommunity has relied on non-underwritten public offerings of its stock to support its operations. As a result, TransCommunity's liquidity, particularly at the holding company level, has been and continues to be significantly affected by its ability to sell capital stock. At December 31, 2004, TransCommunity was engaged in a non-underwritten public offering of up to 1,000,000 shares of its common stock at a price of $15 per share. TransCommunity terminated this offering, through which it sold 225,528 shares and received gross proceeds of $3.4 million, in February 2005. TransCommunity is exploring an alternative strategy seeking to raise larger amounts of capital more quickly and efficiently than has been possible through a non-underwritten public offering of the type previously utilized by TransCommunity.

      As explained elsewhere in this Form 10-KSB, TransCommunity has relied on the non-underwritten sale of shares of capital stock to support its operations. The subsidiary banks are restricted in their ability to pay dividends to TransCommunity and only Bank of Powhatan is legally able to do so at the present time. Nevertheless, even if legally permitted to pay dividends, the subsidiary banks may be required to retain earnings in order to support their own continued growth in loans and deposits. As a result, until TransCommunity is able to develop other fee-based sources of income at the parent holding company level sufficient to support its operations, it will remain dependent on borrowings or on the sale of stock to generate funds to fund its holding company operations. The inability of TransCommunity to sell a significant number of additional shares of capital stock would likely have a material adverse effect on TransCommunity's financial position and its ability to execute its business plan. Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short term or long term liquidity.

      At December 31, 2004, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 6.47% for the one year repricing period. This generally indicates that earnings would improve in a increasing interest rate environment as assets reprice more quickly than liabilities. Conversely, earnings would probably decrease in periods during which interest rates are decreasing if management were unable to adjust its asset/liability planning strategy. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank.

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

      For example, our first bank, Bank of Powhatan, experienced losses during 2000 and 2001, although its deposit base and loan portfolio grew rapidly during this period. During 2002, in its eighth quarter of operation, Bank of Powhatan began to generate an operating profit, and that trend continued throughout the remainder of 2002, 2003 and 2004, as shown in the chart below:

                  2002                    Bank of Powhatan - Net (Loss) Income
                  ----                    ------------------------------------
      Quarter ended March 31                             $(31,645)
      Quarter ended June 30                                55,480
      Quarter ended September 30                          140,485
      Quarter ended December 31                           150,859
                                                        ---------
      Year Ended December 31                             $315,179

                  2003                    Bank of Powhatan - Net (Loss) Income
                  ----                    ------------------------------------
      Quarter ended March 31                             $210,066
      Quarter ended June 30                               196,165
      Quarter ended September 30                          (54,726)
      Quarter ended December 31                           (81,495)
                                                        ----------
      Year Ended December 31                             $270,010

                  2004                    Bank of Powhatan - Net (Loss) Income
                  ----                    ------------------------------------
      Quarter ended March 31                            $(180,975)
      Quarter ended June 30                               522,597
      Quarter ended September 30                          246,129
      Quarter ended December 31                           311,495
                                                        ---------
      Year Ended December 31                             $899,246

      Net income in the third and fourth quarters of 2003 and the first quarter of 2004 declined due to expenses associated with opening a branch office in Louisa County, Virginia, and losses incurred in its subsidiary, Main Street Mortgage.

      Net income in the second, third and fourth quarters of 2004 increased following the "spin-off" of the former branch office in Louisa County, Virginia into a newly-chartered Bank of Louisa and as a result of income contributions from its subsidiary, Main Street Mortgage. Main Street Mortgage's net income for 2004 was $9,832 and the net loss attributable to the Louisa branch of Bank of Powhatan was $187,988 through April 18, 2004.

      Management anticipates that Bank of Powhatan will experience continued growth in 2005, and will continue to pay dividends to TransCommunity.

      In comparison, the Bank of Goochland began to generate monthly operating profits in August, 2004, its 17th month of operation, and that trend is expected to continue. Likewise, we anticipate that our newest bank subsidiary, Bank of Louisa, as well as future de novo banks we may establish (including Bank of Rockbridge), will initially experience operating losses as they establish their customer base, but that each institution will reach profitability as it executes TransCommunity's community banking strategy and take advantage of the operational cost savings afforded by using TransCommunity's common operating platform, as well as the additional revenue opportunities created by TransCommunity's new Financial Services division.

      Nevertheless, our future prospects will be significantly impacted by our ability to raise sufficient capital through the sale of shares of our stock, as described above under "Liquidity and Interest Sensitivity." If we are unable to raise sufficient additional capital, we will not be able to charter new de novo banks (including Bank of Rockbridge), and we may have substantial difficulties supporting our current levels of operations, particularly those provided at the holding company level.

Parent Company Only

      During the years ended December 31, 2004 and 2003, TransCommunity incurred operating expenses of $2,554,889 and $1,807,196, respectively. A list of those expenses by type is shown in the statement of operations for TransCommunity included in Note 26 to the Company's Consolidated Financial Statements.

                                                                    SCHEDULE I

                      TRANSCOMMUNITY FINANCIAL CORPORATION

     The following table provides consolidated data for TransCommunity for the years ended December 31, 2004 and 2003:


Income Statement Data:               2004          2003
                     (In thousands, except ratios and per share amounts)

Net interest income              $   4,875      $  2,831
Provision for loan losses              654           386
Noninterest income                   4,125         2,433
Noninterest expenses                10,672         7,117
Net income (loss)                   (2,327)       (2,237)

Per Share Data:
Net loss - Basic and Diluted EPS     (1.10)        (1.19)
Cash dividends                         N/A           N/A
Book value                            6.75          7.29
Average shares outstanding       2,114,275     1,887,458

Balance Sheet Data:
Assets                             143,302        99,752
Loans, net of unearned income
   and allowance for loan losses   103,493        65,277
Total investment securities         27,775        19,753
Deposits                           123,662        82,675
Stockholders' equity                15,193        14,901

Operating Ratios:

Net loss on average assets           (1.92)%      (2.96)%
Net loss on average equity          (17.18)%     (16.22)%
Dividend payout ratio                  N/A           N/A

Capital Ratios:
Bank Only
   Leverage                             13%           20%
   Risk-based:
    Tier 1 capital                      16%           21%
    Total capital                       17%           22%
Consolidated
   Total equity to total assets         11%           15%

Average equity to average assets        11%           18%

SCHEDULE II

                                              TRANSCOMMUNITY FINANCIAL CORPORATION
                                                  NET INTEREST MARGIN ANALYSIS
                                                      AVERAGE BALANCE SHEET
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                              2004                                     2003
                             -----------------------------------     --------------------------------------
                                                          Average                                    Average
                              Average        Interest      Rates         Average     Interest         Rates
                              Balance        Income or   Earned or       Balance     Income or      Earned or
                               Sheet          Expense      Paid           Sheet       Expense        Paid

Assets:
  Loans (including fees)    $ 86,100,850   $ 6,233,136     7.24%      $ 50,313,503  $ 3,728,989      7.41%
  Federal funds sold           7,071,656        88,819     1.26%        10,207,996      104,297      1.02%
  Investments                 18,302,017       435,569     2.38%         7,509,310      157,612      2.10%
                            ------------    ----------    -----       -------------  ----------     ------

  Total Earning Assets       111,474,523     6,757,524     6.06%        68,030,809    3,990,898      5.87%
                                           -----------     ----                       ---------      ----
  Allowance for loan losses   (1,105,748)                                 (610,945)
  Non-earning assets          10,683,724                                 8,191,331
                             -----------                                ---------

Total Assets                $121,052,499                               $75,611,195
                             ===========                                ===========

Liabilities and Stockholders' Equity:
  Deposits:
   Demand: Interest-
     bearing                $ 25,729,239    $  253,693      .99%       $12,334,099   $   89,175       .72%
   Savings deposits            7,574,936        77,200     1.02%         4,281,632       48,203      1.13%
   Other time deposits        54,243,164     1,452,423     2.68%        35,872,497    1,003,718      2.80%
                             -----------     ---------     -----       -----------    ---------     ------

  Total Deposits              87,547,339     1,783,316     2.04%        52,488,228    1,141,096      2.17%

  Other borrowed funds         1,677,793        99,430     5.93%           451,940       18,591      4.11%
                              ----------     ---------    ------        -----------    ---------     ------

  Total interest-bearing
   liabilities                89,225,132     1,882,746     2.11%        52,940,168    1,159,687      2.19%
                                           -----------     -----                      ---------   ---------

  Noninterest-bearing
    deposits                  15,080,708                                 8,619,143
  Other liabilities            3,197,980                                   257,574
                               ---------                                  --------

  Total Liabilities          107,503,820                                61,816,885

  Stockholders' Equity        13,548,679                                13,794,310
                             -----------                                 ----------

Total Liabilities and
  Stockholders' Equity     $ 121,052,499                              $ 75,611,195
                            ============                               ============

  Net Interest Earnings                    $ 4,874,778                              $ 2,831,211
                                           ===========                              ==========

  Net Yield on Interest-
   Earning Assets                                          4.37%                                     4.16%
                                                          =====                                      =====

SCHEDULE III

                      TRANSCOMMUNITY FINANCIAL CORPORATION
             EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

                                     2004 Compared to 2003
                                      Increase (Decrease)
                              Volume        Rate           Total
 Interest Income

 Assets:
   Loans (including fees)  $2,651,842     $(147,695)     $2,504,147
   Federal funds sold         (31,991)       16,512         (15,479)
   Investments                226,647        51,310         277,957
                            --------       --------       --------
   Total earning assets     2,846,498       (79,873)      2,766,625
                            ---------      --------       ---------

 Interest Expense
   Demand deposits             96,445        68,073         164,518
   Savings                     37,214        (8,217)         28,997
   Time Deposits              514,379       (65,674)        448,705
                             --------       --------       --------
   Total deposits             648,038        (5,818)        642,220

 Other borrowed funds          50,383        30,455          80,838
                              --------       --------       --------
   Total interest-bearing
    liabilities               698,421        24,637         723,058
                            --------       --------       --------

 Net Interest Earnings     $2,148,077     $(104,510)     $2,043,567
                            =========      =========      =========


                                    2003 Compared to 2002
                                     Increase (Decrease)
                             Volume         Rate           Total
 Interest Income

 Assets:
   Loans (including fees)  $1,536,523     $ 115,096      $1,651,619
   Federal funds sold         134,788       (42,693)         92,095
   Investments                 96,839      (154,916)        (58,077)
                            --------       ---------      ---------
   Total earning assets     1,768,150       (82,513)      1,685,637
                            ---------      --------       ---------

 Interest Expense
   Demand deposits            110,702      (111,948)         (1,246)
   Savings                     37,152       (30,539)          6,613
   Time Deposits              689,755      (273,259)        416,496
                            --------       --------       --------
   Total deposits             837,609      (415,746)        421,863

 Other borrowed funds         (35,027)       15,834         (19,193)
                             ---------      --------       ---------
   Total interest-bearing
    liabilities               802,582      (399,912)        402,670
                             --------       --------       --------

 Net Interest Earnings      $ 965,568     $ 317,399      $1,282,967
                            ========       ========       =========


Note: Volume changes have been determined by multiplying the prior years' average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

SCHEDULE IV

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                          INTEREST SENSITIVITY ANALYSIS

                                 Less than    1 to 5     Over 5
                                  1 Year       Years      Years         Total
Uses of Funds:

Loans:
   Commercial and
    real estate - construction $30,137,841  $23,681,460  $2,888,341  $56,707,642
   Real estate - mortgage       31,747,712    7,297,343   1,997,240   41,042,295
   Installment                   4,356,272    2,721,443      87,048    7,164,763
                                ----------   ----------   ---------   ----------

   Total Loans                  66,241,825   33,700,246   4,972,629  104,914,700

Federal funds sold                 143,000                               143,000
Investment securities at cost    4,999,158    3,899,877   1,000,000    9,899,035
Investment securities at fair
   value                        14,469,500    3,406,964               17,876,464
                               -----------   ----------   ----------  ----------

Total                          $85,853,483  $41,007,087  $5,972,629 $132,833,199
                               ==========   ==========   =========   ===========

Sources of Funds:

Demand Deposits
   Interest bearing            $36,603,311  $            $          $ 36,603,311
Savings accounts                 8,502,483                             8,502,483
Time Deposits:
   Under $100,000               11,867,723   14,280,063               26,147,786
   Over $100,000                16,555,897   20,303,012               36,858,909
                               -----------   ----------   ----------   ---------

   Total Deposits               73,529,414   34,583,075              108,112,489

Federal Funds Purchased          2,277,000                             2,277,000
Borrowings                       1,450,000                             1,450,000
                                 ---------    --------     --------    ---------

Total                          $77,256,414  $34,583,075  $          $111,839,490
                               ===========  ==========    =========  ===========

Discrete Gap                     8,597,069    6,424,012   5,972,629   20,993,710
Cumulative Gap                   8,597,069   15,021,081  20,993,710

Ratio of Cumulative Gap
   to Total Earning Assets           6.47 %      11.31%      15.80%
                                  =======      ======     ========

Item 7.  Financial Statements

      Financial statements are attached as Appendix A.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None during the quarter ended December 31, 2004.

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

      There were no changes in TransCommunity's internal control over financial reporting during TransCommunity's quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, TransCommunity's internal control over financial reporting.

Item 8B.    Other Information

        In December 2004, TransCommunity renewed its existing line of credit arrangement with an unaffiliated banking institution for another year with a new maturity date of December 31, 2005. The line of credit continues to be for up to $1,700,000 of credit, at an interest rate of 1/2% over the prime interest rate as published from time to time in the Wall Street Journal. The line is secured by a pledge of 250,000 shares of the Bank of Powhatan owned by TransCommunity. At December 31, 2004, TransCommunity had outstanding borrowings under this line of credit of $1,450,000, carrying interest at a rate of 5-3/4% per annum.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The information regarding the directors of TransCommunity contained under the captions "Election of Directors" and "Board of Directors, Board Committees and Attendance" in TransCommunity's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 2005 (the "2005 Proxy Statement"), is incorporated herein by reference. The information regarding Section 16(a) beneficial ownership reporting is contained in the 2005 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The information concerning the executive officers of TransCommunity required by this item is included in Part I of this report under the caption "Executive Officers of the Registrant."

      TransCommunity has adopted a Code of Ethics that applies to all directors, executive officers and employees of TransCommunity and the Banks.

Item 10. Executive Compensation

      The information regarding executive compensation under the captions "Executive Compensation," "Employment Agreements" and "Employee Benefit Plans" and regarding director compensation under the caption "Directors' Compensation" contained in the 2005 Proxy Statement is incorporated herein by reference. The information regarding equity compensation plans under the caption "Equity Compensation Plan Information" contained in the 2005 Proxy Statement is incorporated by reference herein.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information regarding stock ownership by directors and executive officers under the caption "Securities Ownership of Certain Beneficial Owners and Management" contained in the 2005 Proxy Statement is incorporated by reference herein. The information regarding equity compensation plans under the caption "Equity Compensation Plan Information" contained in the 2005 Proxy Statement is incorporated by reference herein.

      The information regarding equity compensation plans under the caption "Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans" contained in the 2005 Proxy Statement is incorporated herein by reference.

      There were no repurchases of shares of common stock by TransCommunity during the quarter ended December 31, 2004.

Item 12.    Certain Relationships and Related Transactions

      The information regarding certain transactions with directors or executive officers under the caption "Interest of Management and Board in Certain Transactions" contained in the 2005 Proxy Statement is incorporated herein by reference.

Item 13.    Exhibits and Reports on 8-K

(a)   Exhibits

      The following exhibits are filed as part of this Form 10-KSB:

      Exhibit No.    Description of Exhibits


      3.1 Articles of Incorporation of TransCommunity (as amended May 25, 2004) (1)

      3.2          Bylaws of TransCommunity (as amended May 25, 2004) (2)

      10.2(a)* Employment Agreement between TransCommunity Bankshares Inc. and William C. Wiley, dated December 8, 2003 (3)

      10.2(c)* TransCommunity Bankshares Incorporated 2001 Stock Option Plan (amended and restated effective March 27, 2003) (4)

      10.2(c)(i)  *Form of Non-Qualified Stock Option Agreement for Employee
                   (filed herewith).

      10.2(c)(ii) *Form of Non-Qualified Stock Option Agreement for Director
                   (filed herewith).

      10.2(d)* Employment Agreement by and between MSM Acquisition Co. and Richard W. Mayhew, dated January 1, 2001 (5)

      10.2(e)* Employment Agreement between TransCommunity Bankshares Inc. and Thomas M. Crowder, dated February 1, 2003 (6)

      10.2(f)* Employment Agreement between Bank of Goochland, N.A. and M. Andrew McLean, dated December 18, 2002 (7)

      10.2(g)* Employment Agreement between Bank of Powhatan, N.A. and James F. Keller dated July 8, 2003 (8).

      10.2(h)* Restricted Stock Agreement between TransCommunity Bankshares Inc. and William C. Wiley dated December 8, 2003 (9).

      10.2(i)* Employment Agreement between Bank of Louisa, N.A. and George D. Yancey dated April 19, 2004 (10).

      10.2(j)      Line of Credit Note dated December 31, 2004 (filed herewith)

      10.3*        Base Salaries for named executive officers (filed herewith)

      14.          Code of Ethics (11).

      21.          List of Subsidiaries of the Registrant (filed herewith)

      31.1 Certification of CEO pursuant to Rule 13a-14(a) (filed herewith)

      31.2 Certification of COO pursuant to Rule 13a-14(a) (filed herewith)

      31.3 Certification of CFO pursuant to Rule 13a-14(a) (filed herewith)

      32. Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

--------------------------------

        *      Denotes management contract or compensatory plan or arrangement.
        (1) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
        (2) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
        (3) Incorporated by reference to Exhibit 10.2(a) to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
        (4) Incorporated by reference to Exhibit 10.2(c) to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.
        (5) Incorporated by reference to Exhibit 10.2(d) to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.
        (6) Incorporated by reference to Exhibit 10.2(e) to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.
        (7) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (No. 333-64566) filed with the Securities and Exchange Commission on April 17, 2003.
        (8)    Incorporated by reference to Exhibit 10.2(g) to the Company's
               Quarterly Report on Form 10-QSB dated August 12, 2003.
        (9)    Incorporated by reference to Exhibit 10.2(g) to the Company's
               Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
        (10)   Incorporated by reference to the Company's Registration
               Statement on Form SB-2 (No. 333-114755) filed with the Securities and Exchange Commission on April 23, 2004.
        (11) Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.

(b) Reports on Form 8-K

      None for the quarter ending December 31, 2004.

Item 14. Principal Accountant Fees and Services

      The information regarding fees and services of TransCommunity's principal independent accountant, S. B. Hoover & Company, under the caption "Audit Committee Disclosure - Fees Paid to Auditors" and "-Audit Committee Pre-Approval Policy" contained in the 2005 Proxy Statement is incorporated by reference herein.

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

                                         TRANSCOMMUNITY FINANCIAL
                                         CORPORATION
                                        (Registrant)

                                          /s/ William C. Wiley
                                         -------------------------------
                                         William C. Wiley
                                         Chairman and Chief Executive Officer



                                          /s/ Bruce B. Nolte
                                         -------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer



                                          /s/ Thomas M. Crowder
                                         -------------------------------
                                         Thomas M. Crowder
                                         Chief Financial Officer

March 25, 2005

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Capacity                 Date

/s/ DEAN P. AGEE                                             March 25, 2004
---------------------------
Dean P. Agee                            Director

/s/ THOMAS M. CROWDER                                        March 25, 2004
---------------------------
Thomas M. Crowder                Chief Financial Officer
                                  and Director
                      (principal financial and accounting officer)

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

/s/ TROY A. PEERY, JR.                                       March 25, 2004
---------------------------
Troy A. Peery, Jr.                        Director

/s/ JOHN W. PRETLOW, JR.                                     March 25, 2004
---------------------------
John W. Pretlow, Jr.                    Director

/s/ JOHN J. PURCELL, JR.                                     March 25, 2004
---------------------------
John J. Purcell, Jr.                    Director

/s/ GEORGE W. RIMLER                                         March 25, 2004
---------------------------
George W. Rimler                        Director

/s/ STUART C. SIEGEL                                         March 25, 2004
---------------------------
Stuart C. Siegel                          Director

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

/s/ ROBIN TRAYWICK WILLIAMS                                  March 25, 2004
---------------------------
Robin Traywick Williams                Director

                                   APPENDIX A


CONTENTS

                                                                        Page

Independent Auditors' Report                                             F-1

Consolidated Statements of Financial Condition                           F-2
   as of December 31, 2004 and 2003

Consolidated Statements of Income - Years Ended                          F-3
   December 31, 2004 and 2003

Consolidated Statements of Stockholders' Equity - Years                  F-4
   Ended December 31, 2004 and 2003

Consolidated Statements of Cash Flows - Years Ended                      F-5
   December 31, 2004 and 2003

Notes to Consolidated Financial Statements                               F-6

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Stockholders
TransCommunity Financial Corporation
Richmond, Virginia


We have audited the consolidated statements of financial condition of TransCommunity Financial Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCommunity Financial Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ S. B. HOOVER & COMPANY, L.L.P.



March 20, 2005
Harrisonburg, Virginia

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          DECEMBER 31, 2004 AND 2003


ASSETS                                                2004         2003

Cash and due from banks (Note 3)                 $ 3,617,266   $ 7,913,777
Federal funds sold                                   143,000       186,000
                                                    --------     ---------

   Total Cash and Cash Equivalents                 3,760,266     8,099,777

Securities available-for-sale, at fair
   value (Note 4)                                 17,876,464     2,314,445
Securities held to maturity (fair
   value of $9,868,983 in 2004 and
   $17,415,889 in 2003) (Note 4)                   9,899,035    17,439,025

Loans receivable (Notes 5 & 14)                  104,914,700    66,119,683
Allowance for loan losses (Note 6)                (1,422,078)     (842,819)
                                                  ----------     ---------

   Net Loans                                     103,492,622    65,276,864

Premises and equipment, net (Note 7)               6,142,819     5,089,975
Federal Reserve Bank stock (restricted) (Note 4)     507,300       357,300
Other assets (Note 16)                             1,623,295     1,174,969
                                                   ---------     ---------

   Total Assets                                 $143,301,801   $99,752,355
                                                ===========    ==========


LIABILITIES

Deposits:
   Demand deposits:
      Noninterest bearing                        $15,549,428   $11,948,835
      Interest bearing                            36,603,311    15,528,664
   Savings deposits                                8,502,482     5,826,145
   Time deposits (Note 8)                         63,006,695    49,371,157
                                                  ----------    ----------

   Total Deposits                                123,661,916    82,674,801

Federal funds purchased                            2,277,000       501,000
Notes payable (Note 9)                             1,450,000     1,198,000
Accrued expenses and other liabilities               720,326       477,112
                                                    --------     ---------

   Total Liabilities                             128,109,242    84,850,913
                                                 -----------    ----------


STOCKHOLDERS' EQUITY (Notes 10, 11, 17, 18 & 19)

Common stock $.01 par value (5,000,000
   shares authorized) 2,250,508 and
   2,067,613 shares issued and outstanding
   in 2004 and 2003                                   22,505        20,676
Paid-in-surplus                                   22,753,004    19,916,482
Expenses of current stock offering                  (186,083)
Accumulated deficit                               (7,353,219)   (5,025,853)
Accumulated other comprehensive loss                 (43,648)       (9,863)
                                                    ---------    ---------

   Total Stockholders' Equity                     15,192,559    14,901,442
                                                  ----------    ----------

   Total Liabilities and Stockholders' Equity   $143,301,801   $99,752,355
                                                 ===========    ==========

  The accompanying notes are an integral part of these financial statements.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       2004         2003
INTEREST AND DIVIDEND INCOME

   Loans, including fees                          $6,233,136    $3,728,989
   Federal funds sold                                 88,819       104,297
   Debt securities                                   412,356       136,174
   Dividends                                          23,213        21,438
                                                    --------     ---------

   Total Interest and Dividend Income              6,757,524     3,990,898
                                                    ---------    ---------

INTEREST EXPENSE

   Deposits
      Demand                                         253,693        89,175
      Savings                                         77,200        48,203
      Time deposits below $100,000                   874,163       645,533
      Time deposits above $100,000                   578,260       358,185
   Other borrowed funds                               99,430        18,591
                                                   ---------     ---------

   Total Interest Expense                          1,882,746     1,159,687
                                                   ---------     ---------

NET INTEREST INCOME                                4,874,778     2,831,211

PROVISION FOR LOAN LOSSES (Note 6)                   654,166       385,595
                                                   ---------     ---------

Net Interest Income after Provision
   for Loan Losses                                 4,220,612     2,445,616
                                                   ---------     ---------

NONINTEREST INCOME
   Bank service charges and fees                     773,413       282,450
   Commissions and fees from loan originations     3,351,101     2,151,002
                                                   ---------     ---------

   Total Noninterest Income                        4,124,514     2,433,452
                                                   ---------     ---------

NONINTEREST EXPENSES
   Salaries and employee benefits (Notes 19)       6,759,840     4,332,828
   Occupancy expenses                                725,904       338,180
   Equipment expenses                                654,480       365,296
   Other operating expenses (Note 24)              2,532,268     2,080,259
                                                   ---------     ---------

   Total Noninterest Expenses                     10,672,492     7,116,563
                                                  ----------     ---------

NET LOSS                                         $(2,327,366)  $(2,237,495)
                                                  ===========  ==========

   Net Loss Per Share Basic and Diluted          $     (1.10)  $     (1.19)
                                                    ==========   ==========
   Weighted Average Shares Outstanding             2,114,275     1,887,458
                                                    =========    =========

   The accompanying notes are an integral part of these financial statements.


                                                        TRANSCOMMUNITY FINANCIAL CORPORATION
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                                           Accumulated
                                Shares of   Common                                                           Other       Total
                                 Common      Stock      Expenses of    Common     Paid in   Accumulated  Comprehensive Stockholders'
                                 Stock   Subscriptions Stock Offering  Stock     Surplus     Deficit          Loss       Equity
                              ----------  ------------  -------------  --------  --------   -----------  -------------  -----------


Balance, December 31, 2002     1,605,249  $            $(588,335)   $  16,052   $15,831,921  $(2,788,358)   $    (500) $12,470,780

Comprehensive Loss
  Net Loss                                                                                    (2,237,495)               (2,237,495)
Unrealized loss on securities
  available for sale                                                                                           (9,363)      (9,363)
    Total comprehensive loss                                                                                            (2,246,858)
Common stock subscriptions
  received                                  4,691,976                                                                    4,691,976
Common stock issued (Note 10)    436,764   (4,691,976)                  4,368     4,687,608
Expenses of stock offering                               (88,117)                                                          (88,117)
Transfer of stock offering
  expenses                                               676,452                   (676,452)
Exercise of stock options
  (Note 17)                          600                                    6         5,994                                  6,000
Award of restricted stock
  (Note 10)                       25,000                                  250       238,750                                239,000
Deferred compensation expense                                                      (171,339)                              (171,339)
                               ---------    ----------  ---------       -------   ---------    ----------    -----------   --------

Balance, December 31, 2003     2,067,613            0          0       20,676    19,916,482   (5,025,853)      (9,863)  14,901,442

Comprehensive Income
  Net Loss                                                                                    (2,327,366)               (2,327,366)
Unrealized loss on securities
  available for sale                                                                                          (33,785)     (33,785)
                                                                                                                          ---------
    Total comprehensive income                                                                                          (2,361,151)
Common stock subscriptions
  received                                  2,743,425                                                                    2,743,425
Common stock issued (Note 10)    182,895   (2,743,425)                  1,829     2,741,596
Expenses of stock offering                              (186,083)                                                         (186,083)
Deferred compensation expense                                                        94,926                                 94,926
                                ---------   ----------   --------      --------   ----------   ----------      --------   ---------

Balance, December 31, 2004     2,250,508   $        0  $(186,083)   $  22,505   $22,753,004  $(7,353,219)    $(43,648) $15,192,559
                               =========    =========   =========    =========   ==========   ===========     ========  ==========


 The accompanying notes are an integral part of these financial statements.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                      2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $(2,327,366)  $(2,237,495)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                  417,719       268,985
      Provision for loan losses                      654,166       385,595
      (Gain) loss on disposition of property
         and equipment                                (1,026)        2,561
      Accretion income                               (72,363)      (12,050)
      Restricted stock award expense                  94,926        67,661
      Net change in:
         Other assets                               (448,326)     (476,300)
         Accrued expenses and other liabilities      243,213       (14,306)
                                                     --------    ---------

   Net Cash Used in Operating Activities          (1,439,057)   (2,015,349)
                                                   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                         (38,869,924)  (29,007,719)
   Purchase of securities held-to-maturity       (23,137,332)  (39,290,995)
   Purchase of securities available-for-sale     (21,101,321)   (5,729,308)
   Purchase of Federal Reserve Bank stock           (150,000)
   Proceeds from maturities of securities
      held-to-maturity                            30,749,685    25,663,000
   Proceeds from maturities of securities
      available-for-sale                           5,505,518     3,805,000
   Proceeds from sale of property                      2,500           764
   Payments for the purchase of property          (1,472,037)   (3,116,043)
                                                  ----------    -----------

   Net Cash Used in Investing Activities         (48,472,911)  (47,675,301)
                                                  ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in federal funds purchased           1,776,000      (749,439)
   Proceeds from common stock subscriptions        2,743,425     4,691,976
   Proceed from exercise of stock options                            6,000
   Proceeds from notes payable                       252,000     1,000,000
   Net change in:
      Demand deposits                             24,675,240    15,143,241
      Savings deposits                             2,676,337     2,665,966
      Time deposits                               13,635,538    28,153,327
   Costs associated with stock offering             (186,083)      (88,117)
                                                    ---------   ---------

   Net Cash Provided by Financing Activities      45,572,457    50,822,954
                                                  ----------    ----------

   Net increase (decrease) in cash and
      cash equivalents                            (4,339,511)    1,132,304

Cash and Cash Equivalents, Beginning of Year       8,099,777     6,967,473
                                                   ---------      ---------

Cash and Cash Equivalents, End of Year            $3,760,266    $8,099,777
                                                   =========     =========

  The accompanying notes are an integral part of these financial statements.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1   NATURE OF OPERATIONS:

         TransCommunity Financial Corporation ("TransCommunity") is a bank holding company whose principal activity is the formation, ownership and operation of independently managed community banks. TransCommunity's first subsidiary, the Bank of Powhatan, N.A. ("Bank of Powhatan") was organized as a national banking association in 1999, and commenced operations on March 20, 2000. TransCommunity's second subsidiary, Bank of Goochland, N.A. ("Bank of Goochland") was organized and incorporated during 2002, and commenced operations on November 25, 2002. On April 19, 2004, TransCommunity established its third independent community bank in the central Virginia area, the Bank of Louisa, N.A. ("Bank of Louisa"). TransCommunity initially established the Bank of Louisa in July 2003 as a branch of Bank of Powhatan. The assets and liabilities of this branch office were transferred to Bank of Louisa contemporaneously with the receipt by that bank of its independent national banking charter in April, 2004.

         As nationally chartered banks, TransCommunity's subsidiary Banks are subject to regulation by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. The Banks provide general banking services to individuals, small and medium-size businesses and the professional communities of Powhatan, Goochland and Louisa Counties and surrounding areas.

         On January 1, 2001, the Bank of Powhatan purchased Main Street Mortgage and Investment Corporation ("Main Street Mortgage") which became a wholly owned subsidiary of the Bank. Main Street Mortgage originates commercial and residential real estate loans for investors throughout the state.

         During 2004 TransCommunity applied and received authority to offer trust services through each of its national bank subsidiaries. Also an investment advisory subsidiary was formed to handle asset management and an insurance agency was established to broaden the scope of financial services available through each of the subsidiary banks.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Consolidation Policy - The consolidated financial statements include TransCommunity, Bank of Powhatan, Bank of Goochland, Bank of Louisa, Main Street Mortgage, TransCommunity Investment Advisors and TransCommunity Investment Services. All significant intercompany balances and transactions have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near term is the determination of the allowance for loan losses, which is sensitive to changes in local economic conditions. Another estimate which is particularly susceptible to significant change in the near term is the determination of the value of goodwill relating to the purchase of Main Street Mortgage which is sensitive to changes in the volume of real estate loan originations (See Note 16). Estimates are also used to calculate the fair value of assets, liabilities, grants of stock options and awards of nonvested restricted stock and the deferred tax asset valuation allowance (See Note 12).

                   TRANSCOMMUNITY FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Investment Securities - Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the effective interest method over the period to maturity. Securities not intended to be held to maturity are classified as available for sale and carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains (losses) on securities available-for-sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on sales of securities are recorded on the trade date and are determined on the specific-identification method.

         Loans and Allowance for Loan Losses - Loans are carried on the balance sheet at their stated unpaid principal balance net of the allowance for loan losses and any deferred fees or costs on originated loans and unearned discounts. Interest, fees and costs related to loans are recognized over the lives of the related loans using the effective interest method. The accrual of interest on impaired loans is discontinued when, in the opinion of management, the interest income recognized will not be collected. Past due status is based on the contractual terms of the loan.

         The allowance for loan losses is evaluated on a regular basis by management and established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that collectibility of the principal is unlikely. Such evaluation is based upon management's periodic review of the collectibility of loans, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is calculated using risk factors depending on the type of borrower and whether a loan is secured or unsecured. In addition, an allowance is established for problem loans individually or by grouping. The methodology used by TransCommunity's subsidiary banks to calculate the provision for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As TransCommunity's subsidiary banks mature, this evaluation methodology will be adjusted to reflect actual experience.

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

         Earnings per Share - Earnings per share have been calculated using the weighted average shares outstanding.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         New Accounting Pronouncements - In December 2003, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer". The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy "problem" loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be initially recorded at fair value based on the present value of future cash flows expected to be collected with no carryover of any valuation allowance previously recognized by the seller. Interest income is recognized based on the effective yield from cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance is established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, then the effective yield is to adjusted on a prospective basis. The SOP does not apply to loans originated by TransCommunity. TransCommunity intends to adopt the provisions of SOP 03-3 effective January 1, 2005, and does not expect the initial implementation to have a material effect on its consolidated financial position or consolidated results of operations.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation provides guidance regarding the identification of variable interest entities when the assets, liabilities, non-controlling interests, and results of operations of a variable interest entity are to be included in a company's consolidated financial statements. An entity is deemed a variable interest entity, subject to the interpretation, if the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or in cases in which the equity investors lack one or more of the essential characteristics of a controlling financial interest, which include the ability to make decisions about the entity's activities through voting rights, the obligations to absorb the expected losses of the entity if they occur, or the right to receive the expected residual returns of the entity if they occur. Due to significant implementation issues, the FASB modified the wording of FIN 46 and issued FIN 46R in December of 2003. FIN 46R deferred the effective date for the provisions of FIN 46 to entities other than Special Purpose Entities ("SPEs") until financial statements issued for periods ending after March 15, 2004. SPEs were subject to the provisions of either FIN 46 or FIN 46R as of December 15, 2003. TransCommunity does not have variable interests in any entities which would require disclosure or consolidation.

         On March 9, 2004, the SEC Staff issued Staff Accounting Bulletin No. 105, "Application of Accounting Principles to Loan Commitments" ("SAB 105"). SAB 105 provides guidance and clarifies existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments ("IRLC"), subject to SFAS No. 149 and Derivative Implementation Group Issue C13, Scope Exceptions:
         When a Loan Commitment is included in the Scope of Statement 133. Furthermore, SAB 105 disallows the inclusion of the values of a servicing component and other internally developed intangible assets in the initial and subsequent IRLC valuation. In this SAB, the SEC determined that an interest lock commitment should generally be valued at zero at inception. The rate locks will continue to be adjusted for changes in value resulting from changes in market interest rates. The provisions of SAB 105 were effective for loan commitments entered into after March 31, 2004. This SAB did not have any effect on TransCommunity's financial position or results of operations.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") was issued and is effective March 31, 2004. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless TransCommunity can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") Emerging Issues Task Force Issue No. 03-1-1 delaying the effective date for the measurement and recognition guidance contained in EITF 03-1 in paragraphs 10 through 20. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed. However, the delay of the effective date of EITF 03-1 will be superceded concurrent with the final issuance of proposed FSP Issue 03-1-a. Proposed FSP Issue 03-1-a is intended to provide implementation guidance with respect to all securities analyzed for impairment under paragraphs 10 through 20 of EITF 03-1. TransCommunity continues to closely monitor and evaluate how the provisions of EITF 03-1 and proposed FSP Issue 03-1-a may impact the carrying value of its investment portfolio.

         In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for either recognition or pro forma disclosures. For periods before the required effective date, entities may elect to apply a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123. TransCommunity currently measures compensation costs related to stock-based payments under APB Opinion No. 25 as allowed under SFAS No. 123, and provides disclosure in the notes to the consolidated financial statements as required by SFAS No. 123. Management is currently in the process of evaluating the extent of the impact.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3   DEPOSITS IN AND FEDERAL FUNDS SOLD TO BANKS:

         TransCommunity had cash on deposit and federal funds sold to other commercial banks amounting to $2,828,620 and $7,281,570 at December 31, 2004 and 2003, respectively. Deposit amounts at other high credit quality commercial banks may, at times, exceed federally insured limits.


NOTE 4   INVESTMENTS SECURITIES:

         The amortized cost and estimated fair value of securities are as follows:

         Securities Available for Sale
         December 31, 2004
                                              Gross       Gross
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value
         U.S. Agency discount
            Notes              $9,490,176   $          $ (6,927)   $9,483,249
         U.S. Agency notes      8,430,130               (36,915)    8,393,215
                                ---------   -------     --------    ---------

         Total Securities Available
            for Sale          $17,920,306   $          $(43,842)  $17,876,464
                                ==========   ======     ========  ==========

         Securities Held to Maturity
         December 31, 2004
                                              Gross       Gross
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value
         U.S. Agency discount
            Notes              $4,999,158   $   355  $   (1,124)   $4,998,389
         U.S. Agency notes      4,899,877     1,875     (31,158)    4,870,594
                                ---------   -------     --------   ---------

         Total Securities Held
            to Maturity        $9,899,035   $ 2,230  $  (32,282)   $9,868,983
                                =========    ======   =======      =========

         Securities Available for Sale
         December 31, 2003
                                              Gross       Gross
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains      Losses      Value

         U.S. Agency notes     $2,324,308  $ 10,450  $  (20,313)   $2,314,445
                                 =========   ======   =======      =========

         Securities Held to Maturity
         December 31, 2003
                                              Gross       Gross
                                 Amortized  Unrealized  Unrealized    Fair
                                   Cost       Gains       Losses      Value
         U.S. Agency discount
            Notes             $12,489,180  $         $   (7,340)  $12,481,840
         U.S. Agency notes      4,949,845     2,078     (17,874)    4,934,049
                                ---------   -------     --------  ---------

         Total Securities Held
            to Maturity       $17,439,025  $  2,078  $  (25,214)  $17,415,889
                                ==========   ======    =======     ==========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 4   INVESTMENTS SECURITIES (CONTINUED):

         The amortized cost and fair value of investment securities at December 31, 2004, by contractual maturity, are shown in the following schedule. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                       Weighted
                                            Amortized       Fair        Average
                                              Cost          Value        Yield
         Securities Available for Sale
         Due within one year               $14,490,857   $14,469,500      1.92%
         Due after one year through
           five years                        3,429,449     3,406,964      3.63%
         Due after five years through
           ten years                                                       -  %
                                           -----------    ----------      -----

                                           $17,920,306   $17,876,464      2.25%

         Securities Held to Maturity
         Due within one year               $ 4,999,158   $ 4,998,389      1.59%
         Due after one year through
           five years                        3,899,877     3,876,219      3.66%
         Due after five years through
           ten years                         1,000,000       994,375      5.15%
                                            ----------    ----------      -----

            Total                          $ 9,899,035   $ 9,868,983      2.77%
                                            =========     =========     ========

         The Company does not have any debt securities which has been in a material loss position for more than one year.

         The carrying amount (which approximates fair value) of securities pledged by the Banks to secure public deposits amounted to $10,927,153 at December 31, 2004.


         As nationally chartered banks, TransCommunity's subsidiary Banks are required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $507,300 and $357,300 as of December 31, 2004 and 2003, respectively.


NOTE 5   LOANS:

         Loans receivable outstanding at December 31, are summarized as follows:

                                                       2004        2003

         Commercial, financial and agricultural   $41,874,700  $28,094,683
         Real estate - construction                33,647,000   16,187,000
         Real estate - mortgage                    19,810,000   13,357,000
         Installment loans to individuals           9,583,000    8,481,000
                                                    ---------   ---------

            Total Loans                           104,914,700   66,119,683
            Allowance for loan losses              (1,422,078)    (842,819)
                                                    ---------   --------

            Net Loans Receivable                 $103,492,622  $65,276,864
                                                  ===========  ============

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6   ALLOWANCE FOR LOAN LOSSES:

         A summary of the changes in the allowance for the loan losses is shown in the following schedule:

                                                       2004        2003

         Balance, beginning of year                $  842,819  $  462,200
         Provision charged to operating expenses      654,166     385,595
         Loan charge offs                             (74,907)     (4,976)
                                                    ----------  ----------

         Balance, End of Year                      $1,422,078  $  842,819
                                                    =========   =========

         Percentage of Allowance for Loan Losses
            to Total Loans                              1.36%       1.27%

         At December 31, 2004 and 2003, TransCommunity's banks had loans totaling $0 and $1,198, respectively, that were on nonaccrual status.


NOTE 7   PREMISES AND EQUIPMENT:

         Premises and equipment at December 31, are summarized as follows:

                                                       2004        2003

         Land and land improvements                $1,495,625  $1,486,805
         Buildings                                  2,572,871   2,511,721
         Furniture and equipment                    2,054,701   1,646,085
         Construction in progress                   1,097,834     111,936
                                                    ---------   ---------

                                                    7,221,031   5,756,547
            Less accumulated depreciation          (1,078,212)   (666,572)
                                                    ---------   ----------

            Premises and Equipment                 $6,142,819  $5,089,975
                                                    =========   =========

         The depreciation expense on premises and equipment for 2004 and 2003 was $417,719 and $268,985, respectively.

         Construction in progress at December 31, 2004 includes architectural, engineering and construction costs of $1.1 million associated with the development and construction of the proposed main office location for Bank of Louisa. The estimated costs to complete the construction of the main office of Bank of Louisa is $571,176.


NOTE 8   TIME DEPOSITS:

         The aggregate amount of time deposits with a minimum denomination of $100,000 was $26,147,778 and $19,983,300 at December 31, 2004 and 2003,
         respectively.

         At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

         2005                                    $28,423,619
         2006                                      3,143,457
         2007                                      4,333,803
         2008                                      3,046,873
         2009                                     24,058,943
                                                  ----------

            Total                                $63,006,695

                      TRANSCOMMUNITY FINANCIAL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9   NOTES PAYABLE:

         In 2003, TransCommunity entered into a line of credit arrangement to provide up to $1,000,000 of financing to be used primarily as working capital. In 2004, this line of credit was increased to $1,700,000. The line of credit has a rate of 1/2% over the prime rate as published in the Wall Street Journal. This renewable line of credit, which is secured by 250,000 shares of stock of the Bank of Powhatan owned by TransCommunity, matured on December 31, 2004, and was renewed with a new maturity of December 31, 2005. At December 31, 2004, TransCommunity had outstanding borrowings on this line of credit of $1,450,000 carrying an interest rate of 5 3/4% and $250,000 of available and unused credit.

         In 2002, TransCommunity purchased a two acre parcel in the Town of Louisa as a site for the Bank of Louisa for $200,000. The trustee of the trust that sold this property to TransCommunity is a member of the Board of Directors of the Bank of Louisa. The Board received two independent appraisals regarding the parcel and concluded that the terms of the purchase were equal to or better than the terms that might be available for similar property purchased from an unrelated third-party. In connection with this transaction, the seller financed $198,000 at an interest rate of 4.75% with principal and interest due on November 1, 2003. In October 2003, this indebtedness was extended until November 1, 2004 at an interest rate of 6% per annum. Effective April 29, 2004, this property and the related debt obligation was transferred to Bank of Louisa and paid off.


NOTE 10  CAPITAL STOCK:

         Effective March 30, 2000, Bank of Powhatan issued 670,836 shares of common stock. In 2001, an additional 100 shares were sold to an officer of the bank resulting in 670,936 shares outstanding. Effective August 15, 2001, Bank of Powhatan's common stock (except for 1,000 shares held by one dissenting shareholder) was exchanged for 669,936 shares of TransCommunity common stock on a one for one basis. During the first quarter of 2002, TransCommunity acquired the 1,000 shares of Bank of Powhatan common stock held by the dissenting shareholder for $10,000.

         Over the period 2000 - 2001, the organizing directors of TransCommunity, Bank of Goochland and Bank of Louisa subscribed to 102,650 shares of common stock at $10.00 per share. $110,165 of the subscription proceeds of $1,026,500 was used to pay organizational expenses incurred prior to the incorporation of TransCommunity.

         In September, 2001, TransCommunity began offering 1,500,000 shares of common stock to the public for sale at $10.00 per share. The per share offering price increased to $14 per share effective May 1, 2003. This offering terminated on November 12, 2003. As of that date, TransCommunity had sold an aggregate of 1,269,427 shares in the offering and had received gross proceeds of $13,018,606. TransCommunity incurred total costs relating to raising capital in this offering of $676,452. During 2003, options were exercised to purchase 600 shares at $10.00 per share. In addition on December 8, 2003, the Board of Directors awarded 25,000 shares of restricted stock to the Chief Executive Officer of TransCommunity. The "fair value" of the award of $239,000 was estimated using current market and acquisition data and discounted for the lack of marketability. The compensation cost related to the restricted stock award is being expensed over the period of the restrictions. Compensation expense of $94,926 and $67,411 was recorded for 2004 and 2003, respectively, and $76,413 is deferred to future periods.

         TransCommunity used $10.2 million of these proceeds to capitalize the Bank of Goochland and the Bank of Louisa. The balance was used for general corporate purposes.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10  CAPITAL STOCK (CONTINUED):

         As of December 31, 2004, TransCommunity was engaged in a non-underwritten public offering of 1,000,000 shares of its common stock at a purchase price of $15 per share that commenced on June 1, 2004. TransCommunity intends to use the proceeds of the offering for general corporate purposes, including the anticipated organization, subject to regulatory review, of the Bank of Rockbridge. As of December 31, 2004, TransCommunity had raised $2,557,342, after deduction of expenses from the offering through the sale of 182,895 shares. Expenses related to the current offering amounted to $186,083 through December 31, 2004.

         These transactions resulted in 2,250,508 shares of common stock having been issued and outstanding as of December 31, 2004.


NOTE 11  DIVIDEND LIMITATIONS ON SUBSIDIARY BANKS:

         A principal source of funds for TransCommunity in future years is anticipated to be dividends paid by its subsidiary Banks. Dividends paid by the Banks are limited by banking regulations and retained earnings. Approval of the Comptroller of the Currency is required if the dividends declared by a national bank, in any year, exceed the sum of (1) net income for the current year and (2) income, net of dividends, for the preceding two years.

         During 2004, Bank of Powhatan had sufficient capital to pay dividends to the holding company in the amount of $560,000. After payment of these dividends, Bank of Powhatan's retained earnings balance at December 31, 2004 was $83,784.


NOTE 12  INCOME TAXES:

         The components of income tax expense are as follows:

                                                         December 31,
                                                       2004        2003

         Current benefit                           $       --  $       --
         Deferred benefit                                  --          --
                                                    ---------   ---------

            Net Income Tax Expense                 $       --  $       --
                                                    =========   =========



         The deferred tax effects of temporary differences relating to operations are as follows:

                                                         December 31,
                                                       2004        2003

         Provision for loan losses                 $ (166,821) $ (162,687)
         Amortization of organization and
            start-up costs                             47,996      47,997
         Goodwill                                       7,274       7,274
         Depreciation                                  49,937     112,998
         Charitable contribution carryover             (4,511)    (12,385)
         Award of restricted stock                    (32,190)    (23,005)
         Net operating loss carryforward             (673,240)   (726,901)
                                                    ---------   ---------

                                                     (771,555)   (756,709)

         Increase in valuation allowance              771,555     756,709
                                                    ---------   ---------
         Deferred Income Tax Expense               $       --  $       --
                                                    =========   =========

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12  INCOME TAXES (CONTINUED):


         The components of the net deferred tax asset at December 31 are as follows:

                                                      2004        2003

         Deferred tax assets:
            Allowance for loan losses              $  437,360  $  270,539
            Organization and start-up costs            47,142      95,138
            Charitable contribution carryover          20,360      15,849
            Award of restricted stock                  55,195      23,005
            Net operating loss carryforward         2,226,157   1,552,917
            Unrealized loss on available for
               sale securities                         14,860       3,373
                                                     --------    ----------

            Total Deferred Tax Asset                2,801,074   1,960,821
            Less:  Valuation allowance             (2,542,539) (1,759,497)
                                                    ----------  -----------

                                                      258,535     201,324

         Deferred tax liabilities:
            Goodwill                                   21,822      14,548
            Depreciation                              236,713     186,776
                                                   ----------  ----------

                                                      258,535     201,324

            Net Deferred Tax Asset                 $       --  $       --
                                                    =========   =========


         The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                                       2004        2003

         Income tax benefit at the applicable
            federal rate                           $  791,304  $  760,749
         Change in valuation allowance for
            deferred taxes                           (783,023)   (756,709)
         Nondeductible expenses                        (7,931)     (4,040)
         Other                                           (350)         --
                                                    ----------  ---------

            Income Tax Expense                     $       --  $       --
                                                    =========   =========

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12  INCOME TAXES (CONTINUED):

         At December 31, 2004, TransCommunity had total net operating losses carryforwards of $6,726,232 which begin to expire after December 31, 2021 and thereafter as follows:



         Year of Expiration

         2021                                                  $  771,784
         2022                                                   1,661,303
         2023                                                   2,313,031
         2024                                                   1,980,114
                                                               ----------

            Total available net operating loss                 $6,726,232
                                                                =========

         The deferred tax benefit recognized at December 31, 2004 and 2003 is fully offset by a valuation allowance because there is insufficient evidence available with respect to the performance of the Bank of Goochland and other subsidiaries. However, management will continue to monitor TransCommunity's trend toward profitable operations and when sufficient evidence becomes available, TransCommunity will recognize a deferred tax asset and related benefit to continuing operations.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13  RELATED PARTY TRANSACTIONS:

         Officers and directors of TransCommunity (and companies controlled by them) were customers of and had transactions with TransCommunity's subsidiary Banks in the normal course of business during 2003 and 2004. These loan and deposit transactions were made on substantially the same terms as those prevailing for other customers and did not involve an abnormal risk. TransCommunity's subsidiary Banks have granted loans to principal officers and directors and their affiliates amounting to $6,317,165 at December 31, 2004 and $2,943,298 at December 31, 2003.
         During the year ended December 31, 2004, total principal additions were $7,502,053 and principal payments were $4,278,113.

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

         Effective June 1, 2003, in contemplation of the initial opening the Bank of Louisa as a branch of Bank of Powhatan, Bank of Powhatan leased for 12 months an office location in the Town of Louisa from John J. Purcell, Jr., a director of TransCommunity. The lease required no rental payments, but in exchange for the landlord foregoing monthly rent for the first 12 months, Bank of Powhatan agreed to make certain tenant improvements to the leased premises that would revert to the landlord at the termination of the lease. The Bank of Louisa branch of Bank of Powhatan opened for business at this location in October, 2003. Upon completion of the new main office of Bank of Louisa, which is currently under construction at a separate location in the Town of Louisa, the lease with Mr. Purcell will be terminated and certain tenant improvements made at a cost of approximately $67,000 will revert to Mr. Purcell as landlord.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 14  CONCENTRATION OF CREDIT RISK:

         Most of the Banks' loans are made to customers in the Banks' trade areas. Accordingly, the ultimate collectibility of the Banks' loan portfolio is susceptible to changes in local economic conditions. The types of loans made by the Banks are described in Note 5. Collateral required by the Banks is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower. TransCommunity has a concentration of loans to borrowers involved in construction and land development. Loans to these borrowers amounted to approximately 32% of the total loan portfolio at December 31, 2004.


NOTE 15  STATEMENTS OF CASH FLOWS:

                                                      2004        2003

         Supplemental disclosure of cash paid
         during the year for interest:             $1,821,813  $1,091,995


         Non-cash financing and investing
           transactions:

          Deferred cost (expense) of restricted
            stock award                               (94,926)    171,339


NOTE 16  PURCHASE OF SUBSIDIARY:

         Other assets include $320,917 of goodwill attributable to the purchase of Main Street Mortgage by the Bank of Powhatan. In June of 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." The new accounting standard requires that goodwill not be amortized; however, it is tested for impairment and adjusted to fair value using one of several valuation methods. The goodwill related to the above purchase was tested for impairment during the fourth quarter of 2004 after TransCommunity had completed its annual forecast and budget. The estimated fair value of Main Street exceeded its carrying value at its subsidiary level. The estimated fair value was based on earnings forecast for the next year.


NOTE 17  STOCK OPTION PLAN:

         A stock option plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. Under the Plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director. The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued. The exercise price may not be less than 100% of the fair market value of the

                      TRANSCOMMUNITY FINANCIAL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17  STOCK OPTION PLAN (CONTINUED):

         shares on the award date. Unless the Stock Option Committee determines otherwise, one-third of an award becomes vested and exercisable on each of the first three anniversaries of the award date. Each award becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity's capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity's primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors. On May 16, 2001 and April 15, 2003, options to acquire 45,575 and 222,700 shares, respectively, were awarded under the Plan; these options have an exercise price of $10 per share and a term of ten years. In addition, on April 15, 2003, options were awarded to executive officers, under existing employments agreements, to acquire 51,000 shares. These options were exercisable at December 31, 2004.

         The fair value of each option granted on April 15, 2003 was $3.30 using the "Black Scholes Option Pricing" method with the following assumptions: risk free interest rate 4.00%, expected life - 10 years, expected volatility - zero and expected dividends of zero. No options have expired as December 31, 2004, however 600 options have been exercised pursuant to the Plan.

         A summary of the options granted is shown in the following table:

                                                      2004        2003

         Outstanding at beginning of the year         318,675      45,575
         Granted                                            0     273,700
         Exercised                                          0        (600)
         Lapsed                                         1,300           0
                                                       -------     ------

         Outstanding at end of the year               317,375     318,675
                                                    =========   =========
         Options exercisable at end of year           161,275      81,378
                                                    =========   =========
         Exercise Price                            $    10.00 $     10.00
         Weighted average remaining contracted life
           at December 31, 2004                     96 Months


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
                                                 2004           2003

             Net loss, as reported           $(2,327,366)   $(2,237,495)
             Deduct: Total stock-based
               employee compensation
               expense determined under
               fair value based method          (345,939)      (521,566)
                                              -----------    ---------

             Pro Forma Net Loss              $(2,673,305)   $(2,759,061)
                                              ===========     =========

             Loss per Share:
               Basic - as reported            $   (1.10)     $   (1.19)
                                               =========      ========

               Basic - pro forma              $   (1.26)     $   (1.46)
                                               =========      ========

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 18  REGULATORY MATTERS:

         Both TransCommunity and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. If TransCommunity, or its subsidiary Banks, fail to meet minimum capital requirements, its primary regulators can initiate certain mandatory and possible additional discretionary actions. If such actions are undertaken, they could have a direct material effect on TransCommunity's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TransCommunity's subsidiary Banks must meet specific capital guidelines that involve quantitative measures of each Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

         TransCommunity may not pay a dividend while there is an accumulated deficit.

         Quantitative measures are established by bank regulations to ensure capital adequacy. The Banks are required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2004, the Banks' capital significantly exceeded the amounts required for well-capitalized de novo banks.

         The actual and required capital amounts and ratios for the years ended December 31, 2004 and 2003 for TransCommunity and subsidiaries on a consolidated basis are as follows (dollars in thousands):

                                                                             Minimum To Be Well
                                                         Minimum            Capitalized Under
                                                         Capital             Prompt Corrective
                                     Actual             Requirement          Action Provisions
                                --------------      ------------------      -------------------

                               Amount     Ratio     Amount       Ratio       Amount      Ratio
                              -------    ------     ------       ------     --------    -------

         December 31, 2004
         Total Capital to Risk
            Weighted
            Assets:
            Consolidated     $16,647        17%      $ 7,841        8%      $   N/A        N/A
            Powhatan         $ 7,439        15%      $ 4,045        8%      $ 5,057        10%
            Goochland        $ 4,946        14%      $ 2,927        8%      $ 3,660        10%
            Louisa           $ 4,365        26%      $ 1,333        8%      $ 1,667        10%


         Tier 1 Capital to
            Risk Weighted
            Assets:
            Consolidated      15,422        16%        3,920        4%          N/A        N/A
            Powhatan           6,795        13%        2,023        4%        3,034         6%
            Goochland          4,479        12%        1,464        4%        2,196         6%
            Louisa             4,197        25%          667        4%        1,000         6%


         Tier 1 Capital to
            Average
            Assets:
            Consolidated      15,422        13%        4,842        4%          N/A        N/A
            Powhatan           6,795        11%        2,540        4%        3,175         5%
            Goochland          4,479         8%        2,152        4%        2,689         5%
            Louisa             4,197        21%          807        4%        1,009         5%

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   NOTE 18  REGULATORY MATTERS (CONTINUED):

                                                                                    Minimum To Be Well
                                                                   Minimum          Capitalized Under
                                                                   Capital           Prompt Corrective
                                             Actual              Requirement         Action Provisions
                                       ------------------     ----------------     ----------------------

                                       Amount       Ratio     Amount     Ratio       Amount      Ratio
                                      -------      ------     --------  ------      --------     -------

         December 31, 2003
         Total Consolidated Capital
            to Risk Weighted
            Assets                     $15,754        21%     $  5,878      8%       $ 7,348       10%


         Tier 1 Consolidated
            Capital to Risk Weighted
            Assets                      14,911        20%        2,939      4%         4,408        6%


         Tier 1 Consolidated
            Capital to Average
            Assets                      14,911        20%        3,024      4%         3,781        5%

            As of June 30, 2004, the most recent date of notification, the Office of the Comptroller of the Currency categorized all TransCommunity subsidiary banks Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as shown in the above table. There are no conditions or events since this date that management believes have changed the category of any of its subsidiary banks. In December, 2004, TransCommunity increased the capital of Bank of Goochland by $500,000, with the result that the Tier 1 Capital Ratio of Bank of Goochland was 8.34% as of December 31, 2004.

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

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   NOTE 19  EMPLOYMENT AGREEMENTS (CONTINUED):


            The agreement imposes certain non-compete restrictions upon Mr. Wiley for a period of up to one year following termination of the agreement. Separately, but in connection with Mr. Wiley's new employment agreement, the Board awarded Mr. Wiley 25,000 nonvested "restricted" shares of TransCommunity stock. The shares will vest and the restrictions will be removed in annual installments of 5,000 shares each beginning January 1, 2004 and ending on January 1, 2008. During the period of restriction, the restricted shares may not be sold, pledged or otherwise transferred except in limited circumstances. If Mr. Wiley dies, becomes disabled, retires after age 65, is terminated without cause or resigns for good reason, all remaining restrictions will lapse and the shares will be fully vested. If Mr. Wiley is terminated with cause or resigns without good reason, all shares that are still subject to restrictions shall be forfeited back to TransCommunity. During the period that the shares, or any portion thereof, are restricted, Mr. Wiley will have the full right to vote all 25,000 shares and to receive currently any dividends or other distributions made with respect to such shares other than dividends paid in the form of shares of TransCommunity's common stock. Any dividends payable in shares of TransCommunity's common stock shall be subject pro rata to the same restrictions on transferability as the restricted shares with respect to which such dividend or distribution was paid. The agreement also provides that the stock option award made to Mr. Wiley under his prior employment agreement will be amended to extend to one year the period for exercise of those options upon Mr. Wiley's death, disability, retirement after age 65, termination without cause or resignation for good reason. Because there is no active trading market for TransCommunity's common stock, TransCommunity is not able to value this award based on trading prices on the date of grant. For that reason, TransCommunity has valued the shares on the date of award at $9.56 per share, or $239,000 in the aggregate, based on TransCommunity's book value at December 31, 2003, (1.66 x book value of $7.21 per share) less a 20% discount relating to the restriction on resale. The compensation cost related to the restricted stock award is being expensed over the period of the restrictions. Compensation expense of $94,236 and $67,661 was recorded for 2004 and 2003, respectively, and $76,413 was deferred to future periods.

            Effective June 27, 2001, TransCommunity and Mr. Bruce B. Nolte also entered into an employment agreement to serve as President and Chief Operating Officer of TransCommunity with the responsibility for performing such services and duties as TransCommunity's Board of Directors may designate, for an annual base salary of $124,000, subject to increase at the discretion of the Board. Under the agreement, Mr. Nolte was awarded options to acquire 21,000 shares of common stock on April 15, 2003.

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

            Effective January 1, 2001, MSM Acquisition Co. (now Main Street) and Mr. Richard W. Mayhew entered into an employment contract under which Mr. Mayhew serves as President and Chief Executive Officer of Main Street, with responsibility for performing such services and duties as the Chairman of the Bank of Powhatan, N.A. may designate, for an annual base salary of $120,000. In addition, the contract provides for a potential bonus in each of the first seven years of the contract based on meeting specific performance goals. Mr. Mayhew did not receive a bonus for 2003 or 2004 under this provision. Other benefits include health and disability insurance and other benefits offered to executive employees of TransCommunity.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

            Each of the presidents of TransCommunity's three subsidiary Banks has an employment agreement with the bank which employs the president. Under each agreement, the individual serves as President and Chief Executive Officer, with the responsibility for performing such services and duties as each respective bank's chairman or board of directors may designate. James F. Keller's agreement with the Bank of Powhatan commenced July 8, 2003, and provides for an annual base salary of $120,000. M. Andrew McLean's agreement with the Bank of Goochland commenced December 18, 2002, and provides for an annual base salary of $116,000. George D. Yancey's agreement with the Bank of Louisa commenced April 19, 2004, and provides for a base salary of $110,000. The base salary provided for in each agreement is subject to increase in the discretion of each respective board of directors, and each agreement includes an automobile allowance and health and disability insurance coverage.

            Each agreement is for a period of three years, with a two-year renewal at the option of the bank. Each bank president serves at the pleasure of the respective bank's board of directors. If, during the term of the agreement, the employment of any of the bank presidents is terminated without cause, the terminated president will be entitled to a severance payment equal to his annual salary in effect at that time. If, during the term of the agreement, the president's employment is terminated within one year of a change in control of TransCommunity, he will be entitled to severance pay equal to three times his annual salary in effect at that time. Each agreement also contains non-competition covenants for a period of six months following termination of employment.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


            Estimated fair value and the carrying value of financial instruments at December 31, 2004 and 2003 are as follows (in thousands):

                                     December 31, 2004        December 31, 2003
                                     ------------------      -------------------
                                     Estimated   Carrying   Estimated   Carrying
                                     Fair Value   Value    Fair Value    Value
                                     ----------   ------   ---------    -------
            Financial Assets

            Cash and due from banks  $   3,617  $ 3,617    $ 7,914     $ 7,914
            Federal funds sold             143      143        186         186
            Investment securities       27,745   27,775     19,730      19,753
            Federal Reserve Bank stock     507      507        357         357
            Loans                      104,841  104,915     66,567      66,120
            Accrued interest receivable    518      518        304         304

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 20  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):


         Financial Liabilities

                                    December 31, 2004     December 31, 2003
                                   Estimated  Carrying   Estimated   Carrying
                                   Fair Value   Value    Fair Value    Value
         Demand Deposits:
            Non-interest bearing   $15,549    $15,549      $11,949      $11,949
            Interest-bearing        36,603     36,603       15,529       15,529
         Savings deposits            8,502      8,502        5,826        5,826
         Time deposits              68,521     63,007       52,752       49,371
         Federal funds purchased     2,277      2,277          501          501
         Notes payable               1,450      1,450        1,198        1,198
         Accrued interest payable      206        206          145          145

         The carrying value of cash and due from banks, federal funds sold, interest-bearing deposits, Federal Reserve Bank stock, deposits with no stated maturities, and accrued interest approximates fair value. The estimated fair value of investment securities was based on closing market prices. The remaining financial instruments were valued based on the present value of estimated future cash flows, discounted at various rates in effect for similar instruments during the month of December 2004.


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

         Financial instruments whose contract amount represents credit risk were as follows (dollars in thousands):
                                                           December 31,

                                                         2004        2003

         Commitments to extend credit                 $ 28,493    $ 26,891
         Standby letters of credit                       3,022         554

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

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 21  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (CONTINUED):

         The Banks have not been required to perform on any financial guarantees during the past two years. The Banks have not incurred any losses on its commitments in either 2004 or 2003.


NOTE 22  COMMITMENTS AND CONTINGENT LIABILITIES:

         TransCommunity has entered into a master agreement with FiServ, Inc. to provide data processing services to the Company and its subsidiary banks. This agreement is for an initial period of sixty months. Unless written notice of non-renewal is provided by either party at least 180 days before expiration of any term, the agreement shall automatically renew for a period of five years. The current consolidated monthly expense associated with these agreements is approximately $48,400 and is based principally on the level of accounts at each subsidiary bank.

         In September, 2001, TransCommunity entered into a lease with Woolfolk Properties to lease premises of approximately 2,680 square feet to be used as headquarters for the holding company staff. The monthly lease payment is $3,295 and the lease expires August 31, 2006. In January, 2004, these premises were turned over to TransCommunity's affiliate, Main Street Mortgage. As a result of consolidation within Main Street Mortgage, these premises were vacated by Main Street effective October 1, 2004, and TransCommunity is currently attempting to sublet these offices.

         On July 19, 2000, Main Street Mortgage entered into a lease with The Oley Children Limited for lease of 2,500 square feet of office space located at 9030 Three Chopt Road, Richmond, VA. The rent on these premises is $2,925. This lease expires July 1, 2005.

         On July 1, 2000, Main Street Mortgage entered into a month-to-month lease with Langhorne Road Investors to lease approximately 1,570 square feet located at 2095 Langhorne Road, Lynchburg, VA for use as a branch office. The monthly rent is $2,048.

         On November 18, 2003, TransCommunity entered into a lease with Battlefield Association, LLC and Columbus One, LLC, for 4,218 square feet of office space located at One Columbus Center, Suite 900, Virginia Beach, Virginia. The term of the lease is 7 years, and the monthly rent is $7,117,89. This space has been subleased to Main Street Mortgage for use as a branch office.

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

         On September 2003, TransCommunity entered into a lease agreement to rent 14,000 square feet of office space located at 4235 Innslake Drive, Glen Allen, Virginia. This office space, which TransCommunity began occupying in the fourth quarter of 2003, houses the corporate operations of TransCommunity as well as elements of Main Street Mortgage and the offices of the investment advisor subsidiary, the insurance agency subsidiary and the trust operations of the subsidiary Banks. Monthly lease payments of $12,951 commenced in February, 2004.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 22  COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):


         Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2004, pertaining to premises, future minimum rent commitments under various operating leases are as follows:



                  2005                                $ 318,146

                  2006                                  325,377

                  2007                                  332,791

                  2008                                  340,803

                  2009                                  351,103

                  Thereafter                          1,293,827
                                                      ---------

                                                     $2,962,047

         Total rent expense for office and equipment for the years ended December 31, 2004 and 2003 amounted to $531,104 and $200,780, respectively.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 23  BUSINESS SEGMENTS:

         TransCommunity's business segments include Bank of Powhatan, Bank of Goochland and Bank of Louisa which operate as commercial banks, and Main Street Mortgage, which originates mortgage loans for investors.

                                       Year Ended December 31, 2004
                                              (In Thousands)
                                       Financial
                                       Services
                                     Division &     Main      Trans-       Elimi-
                                         Banks     Street   Community 1   nations     Consolidated
         Net interest income 1        $  4,950    $  (25)    $   (50)    $              $ 4,875
         Provision for loan losses        (549)     (105)                                  (654)
         Noninterest income 1              779     3,351         500          (506)       4,124
         Noninterest expense            (5,480)   (3,211)     (2,487)          506      (10,672)
         Income (Loss)
           from subsidiaries                10                  (290)          280
                                        -------   -------     ------       ------       -------
         Net Income (Loss)            $   (290)  $    10     $(2,327)    $     280      $(2,327)
                                       ========  =======     =======       ======       ======

         Total Assets                 $143,077   $ 1,492     $17,436     $ (18,703)    $143,302
                                       =======   =======      ======      ========      ======


                                        Year Ended December 31, 2003
                                             (In Thousands)
                                                   Main      Trans-        Elimi-
                                       Banks      Street   Community 1     nations     Consolidated

         Net interest income 1       $   2,814   $    (6)   $     23     $             $  2,831
         Provision for loan losses        (385)                                            (385)
         Noninterest income 1              282     2,151                                  2,433
         Noninterest expense            (3,115)   (2,208)     (1,793)                    (7,116)
         Income (Loss)
           from subsidiaries               (63)                 (467)          530
                                       --------  -------      ------         ------      -------
         Net Income (Loss)            $   (467)  $   (63)   $ (2,237)    $     530     $ (2,237)
                                       =======   ========    ======        ======       =======

         Total Assets                 $ 96,726   $ 1,023    $ 16,353     $ (14,350)    $ 99,752
                                       =======   =======      ======       =======      =======

         1 All revenue is received from external customers except for interest paid by Main Street Mortgage to Bank of Powhatan.


NOTE 24  OTHER OPERATING EXPENSES:

         Other operating expenses include the following:
                                                       2004        2003

         Advertising and public relations          $  373,400  $  192,951
         Amortization of computer software                         19,662
         Charitable contributions                      13,267      36,427
         Consulting fees                               40,288     134,035
         Data processing fees                         334,380     351,661
         Directors' and officers' liability
            insurance                                   7,548       4,311
         Filing and registration fees                  44,352      21,143
         Legal and accounting fees                    427,234     377,155
         Miscellaneous                                 94,068      60,729
         OCC and FDIC assessment                       72,733      47,271
         Other insurance                               24,648       9,311
         Postage and freight                          138,173      78,391
         Stationery and supplies                      175,645     200,242
         Stock certificates and shareholder
            communications                             36,226      20,630
         Subscriptions and membership dues             36,340      32,107
         Telephone                                    226,286     151,169
         Training and personnel development            56,391      31,727
         Travel, meals and entertainment               90,817      76,017
         Other                                        340,472     235,320
                                                    ---------   ---------

                                                   $2,532,268  $2,080,259

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 25     FOURTH QUARTER ADJUSTMENTS:

            During 2004, quarterly financial statements were prepared using estimated accruals. There were no other year end adjustments for accrued items.


NOTE 26     PARENT CORPORATION ONLY FINANCIAL STATEMENTS:



                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                                                       2004         2003
ASSETS

  Cash                                            $  871,122     $5,249,345
  Property and equipment, net                        376,897        405,563
  Investment in subsidiaries                      15,064,727     10,448,907
  Due from subsidiaries                              375,551
  Other assets                                        37,469         77,490
                                                  ----------      ---------

  Total Assets                                   $16,725,766    $16,181,305
                                                  ==========     ==========


LIABILITIES

  Line of credit                                  $1,450,000     $1,000,000
  Accounts payable                                    82,657         78,074
  Accrued expenses                                       550          3,789
  Notes payable                                                     198,000
                                                  ----------      ---------

  Total Liabilities                                1,533,207      1,279,863
                                                  ----------      ---------

STOCKHOLDERS' EQUITY

  Common stock $.01 par value (5,000,000
    shares authorized) 2,250,508 and
    2,067,613 shares issued and outstanding           22,505         20,676
  Paid-in-surplus                                 22,753,004     19,916,482
  Expenses of stock offering                        (186,083)
  Accumulated deficit                             (7,353,219)    (5,025,853)
  Accumulated other comprehensive loss               (43,648)        (9,863)
                                                  -----------     ---------

  Total Stockholders' Equity                      15,192,559     14,901,442
                                                  ----------     ----------

  Total Liabilities and Stockholders' Equity     $16,725,766    $16,181,305
                                                  ==========     ==========

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 26  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):

                            STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       2004         2003

Income
  Interest income                                 $   18,109     $   36,100
  Dividends from subsidiaries                        560,000
  Bank administration fee income                     194,815
  Recovery of start-up costs from subsidiary         230,000
  Other                                               74,994
                                                   ---------      ---------

                                                   1,077,918         36,100

Expenses
  Salaries and employee benefits                   1,381,085        993,533
  Consulting fees                                    128,136        100,875
  Legal and accounting fees                          236,682        292,344
  Filing and registration fees                                        3,112
  Equipment expenses                                 177,099         78,431
  Rent                                               172,547         44,437
  Advertising and public relations                    80,072         51,076
  Other operating expenses                           379,268        243,388
                                                  ----------      ---------

  Total Expenses                                   2,554,889      1,807,196
                                                  ----------      ---------

  Loss before undistributed
    deficit of subsidiaries                       (1,476,971)    (1,771,096)

  Undistributed deficit of subsidiaries             (850,395)      (466,399)
                                                   ----------     ---------

  Net Loss                                       $(2,327,366)   $(2,237,495)
                                                  ===========    ==========

                      TRANSCOMMUNITY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   NOTE 26  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

            Please see the consolidated statements of changes in stockholders' equity as they are identical to the parent.

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

   NOTE 26  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       2004         2003
Operating Activities:
  Net Loss                                       $(2,327,366)   $(2,237,495)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                    61,046         23,111
      Undistributed deficit of subsidiaries          850,395        466,399
      Restricted stock award expense                  94,926         67,661
      Increase in due from subsidiary               (375,551)
      Net change in:
         Other assets                                 40,021        (63,383)
         Accounts payable                              4,583        (73,755)
         Accrued expenses and other liabilities       (3,239)        (2,660)
                                                  -----------     -----------

  Net Cash Used in Operating Activities           (1,655,185)    (1,820,122)
                                                  ----------      ----------

Investing Activities:
  Investment in subsidiaries                      (5,500,000)
  Proceeds from the sale of property                  34,450            364
  Payments for the purchase of property             (264,830)       (64,920)
                                                  ----------      ---------

  Net Cash Used in Investing Activities           (5,730,380)       (64,556)
                                                  ----------      ---------

Financing Activities:
  Proceeds from common stock subscriptions         2,743,425      4,691,976
  Proceeds from exercise of stock options                             6,000
  Proceeds from line of credit                       450,000      1,000,000
  Expenses of current stock offering                (186,083)       (88,117)
                                                  ----------      ---------

  Net Cash Provided by Financing Activities        3,007,342      5,609,859
                                                  ----------      ---------

Net Increase (Decrease) in Cash and
   Cash Equivalents                               (4,378,223)     3,725,181

Cash and Cash Equivalents, Beginning of Year       5,249,345      1,524,164
                                                  ----------      ---------

Cash and Cash Equivalents, End of Year            $  871,122     $5,249,345
                                                   =========      =========


Supplemental Information:
  Cash paid for interest                          $   67,376     $   13,450
  Non-cash transactions:
    Note payable transferred as part
      of the purchase of
      land to the Bank of Louisa                  $  198,000
    Other comprehensive loss for subsidiary          (33,784)        (9,363)
    Deferred cost of restricted stock award                         171,339

                      TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 27     DEFINED CONTRIBUTION PENSION PLAN:

            TransCommunity has a defined contribution pension plan in the form of a 401(k) plan covering substantially all of its employees. Under the Plan, employees can contribute up to 15% of their pretax salary subject to Internal Revenue Service ceilings. The Company contributes 5% of compensation, regardless of what the employee contributes. TransCommunity will also match up to the first 4% of salaries contributed by their employees.

            Total expenses for the defined contribution pension plan for the years ended December 31, 2004 and 2003 was $369,720 and $173,709, respectively.