Form 10KSB/A
period 2004-12-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2005-05-16
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                FORM 10-KSB/A

 X     ANNUAL REPORT (PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                      EXCHANGE ACT OF 1934)

       For fiscal year ended December 31, 2004
       Commission File Number - 000-33355



       TRANSITION REPORT (PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----                      EXCHANGE ACT OF 1934)



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

      TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  YES [   ]   NO [ X ]


                               Explanatory Note



      The Company has determined that the 2004 financial statements included in its original filing on Form 10-KSB for the year ended December 31, 2004, initially filed with the SEC on March 30, 2005 (the "Original Filing"), underreported the Company's consolidated noninterest expense and, correspondingly, underreported its consolidated net loss for 2004, in each case by approximately $254,000. This resulted from a failure to properly eliminate an inter-company asset at TransCommunity's subsidiary bank level that had been established to satisfy regulatory requirements but that should have been eliminated in the process of consolidating the financial statements of its subsidiary banks in order to report TransCommunity's financial condition and results of operations on a consolidated basis. This change also affects the Company's consolidated stockholder's equity and its consolidated net loss per share for 2004.

      This Amendment No. 1 on Form 10-KSB/A (the "Amended 10-KSB"), amends the Original Filing to restate the Company's financial statements for 2004, and other items of this Amended 10-KSB to properly reflect the Company's consolidated net loss and other related consolidated financial information for 2004. For the convenience of the reader, this Amended 10-KSB sets forth the Original Filing in its entirety. However, this Amended 10-KSB only amends and restates the section captioned "Risk Factors and Cautionary Statements That May Affect Future Results" (only to correctly reflect
TransCommunity's 2004 net loss in the first risk factor) and Items 1 (Description of Business); 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations); and 7 (Financial Statements), in each case solely to properly reflect the elimination of the intercompany asset in the consolidated financial statements of TransCommunity and in the other financial data for TransCommunity included in the Original Filing. The foregoing sections and Items have not been updated to reflect other events occurring after the Original Filing or to otherwise modify or update those disclosures. In addition, Item 13 of Part III of the Original Filing has been amended to include, and currently date, the consent of the Company's (former) independent registered public accounting firm and to currently date the certifications of the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company's (former) independent registered public accounting firm, and the certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Amended Form 10-KSB as exhibits 23, 31.1, 31.2 and 32, respectively.

                              TABLE OF CONTENTS
                                                                         Page
                                    PART I

RISK FACTORS AND CAUTIONARY STATEMENTS THAT MAY AFFECT
         FUTURE RESULTS....................................................2

Item 1.  Description of Business...........................................6

Item 2.  Description of Property..........................................16

Item 3.  Legal Proceedings................................................17

Item 4.  Submission of Matters to a Vote of Security Holders..............17

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.........18

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................18

Item 7.  Financial Statements.............................................31

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..............................31

Item 8A. Controls and Procedures..........................................31

Item 8B. Other Information................................................31

                                   PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act................31

Item 10. Executive Compensation...........................................32

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................32

Item 12. Certain Relationships and Related Transactions...................32

Item 13. Exhibits and Reports on Form 8-K.................................32

Item 14. Principal Accountant Fees and Services...........................34

SIGNATURES    ............................................................34
FINANCIAL STATEMENTS......................................................36

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

      TransCommunity experienced net losses in 2004 and 2003 of $2,581,417, and $2,237,495, respectively. TransCommunity reported a consolidated net loss of $1,196,653 in 2002. TransCommunity's net losses to date have been attributable in part to the normal start-up losses experienced by most new banks, and in part to the overhead expenses incurred at the parent holding company level as it has undertaken to develop a variety of fee-based financial services to supplement its subsidiary bank services and to absorb certain of the normal start-up bank expenses at the holding company level in order to support the "back office" functions of its subsidiary banks more efficiently. Nevertheless, until the subsidiary banks are in a position to pay a larger dividend stream to TransCommunity, which they may not be able to do if they need to retain earnings for capital adequacy purposes, TransCommunity will have to continue to rely on the sale of shares of common stock to capitalize any new banks and to support its existing operations. If TransCommunity is not able to generate sufficient funds through the sale of stock to support its holding company overhead and to maintain adequate capital in its subsidiary banks, it will have to make significant adjustments to its current business plan.

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

                                    PART I
Item 1. Description of Business

General

      TransCommunity Financial Corporation ("TransCommunity"), headquartered in Richmond, Virginia, is a community bank holding company designated as a "financial holding company" under the Gramm-Leach-Bliley amendments to the Bank Holding Company Act of 1956. TransCommunity was formed in March 2001, principally in response to perceived opportunities resulting from the takeover in recent years of a number of Virginia-based banks by national and regional banking firms. TransCommunity, through its three national bank subsidiaries, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland") and Bank of Louisa, N.A. ("Bank of Louisa"), operates a community banking business in the central Virginia market west of the Richmond metropolitan area. Bank of Powhatan, with one office in Powhatan County, opened for business in March, 2000. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. Bank of Goochland, with two offices in Goochland County, opened for business on November 25, 2002. The Bank of Louisa, with one office in Louisa County, was originally established as a branch office of the Bank of Powhatan, and was "spun off" as a separately chartered national bank on April 19, 2004. The consolidated financial statements of TransCommunity appearing elsewhere in this Form 10-KSB include the operations of the Bank of Louisa branch office of the Bank of Powhatan from January 1, 2004 through April 18, 2004, and the operations of the Bank of Louisa from April 19, 2004 through year-end. At December 31, 2004, TransCommunity had, on a consolidated basis, total assets of $143.0 million, total deposits of $123.7 million, total loans of $104.9 million, and total stockholders' equity of $14.9 million.

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

      In July, 2003, Bank of Powhatan opened a branch office in neighboring Louisa County, doing business as "Bank of Louisa." This branch was "spun off" as a separate, wholly-owned subsidiary of TransCommunity in April, 2004, following approval by the Comptroller of the Currency of a separate national banking charter for the Bank of Louisa. At December 31, 2004, Bank of Powhatan had total assets of $67.6 million, total deposits of $58.9 million and total loans of $53.1 million.

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

FDIC Insurance

      The deposits of Bank of Powhatan, Bank of Goochland and Bank of Louisa are insured by the FDIC up to the limits set forth under applicable law. The deposits of these banks are subject to the deposit insurance assessments of the Bank Insurance Fund ("BIF") of the FDIC. When organized, the Bank of Rockbridge will be subject to the same assessments. The FDIC uses a risk-based assessment system for insured depository institutions that takes
into   account   the  risks   attributable   to   different   categories   and
concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately
capitalized;   and  (3)   undercapitalized.   These   three   categories   are
substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are
undercapitalized,     significantly    undercapitalized,     and    critically
undercapitalized   for   prompt   corrective   action   purposes.   Depository
institutions insured by the BIF that are "well capitalized", are required to pay only the statutory minimum assessment of $2,000 annually for deposit insurance, while all other banks are required to pay premiums ranging from ..00% to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC.

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

TransCommunity Financial Corporation

      TransCommunity Financial Corporation ("TransCommunity" or the "Company") is a community bank holding company headquartered in Glen Allen, Virginia. The Company was organized as a Virginia corporation in March 2001, and became a bank holding company effective August 15, 2001. Effective February 25, 2004, TransCommunity became a financial holding company pursuant to the Graham-Leach Bliley amendments to the Bank Holding Company Act. TransCommunity operates a community banking business through its three national bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa. TransCommunity became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. Bank of Goochland, with two offices in Goochland County, opened for business on November 25, 2002. Bank of Louisa was originally established as a branch office of the Bank of Powhatan in July 2003, and was "spun off" as a separately chartered national bank subsidiary of TransCommunity on April 19, 2004. The consolidated financial statements of TransCommunity appearing elsewhere in this Form 10-KSB include the operations of the Bank of Louisa branch office of the Bank of Powhatan from January 1, 2004 through April 18, 2004, and the operations of the Bank of Louisa from April 19, 2004 through year-end. At December 31, 2004, TransCommunity had, on a consolidated basis, total assets of $143.0 million, total deposits of $123.7 million, total loans of $104.9 million, and total stockholders' equity of $14.9 million. In comparison, at year end, 2003, TransCommunity reported total assets of $99.7 million, total deposits of $82.7 million, total loans of $66.1 million and total stockholders' equity of $14.9 million.

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

                Results of Operations and Financial Condition

Consolidated

Net Loss

      For the year ended December 31, 2004, TransCommunity generated a net loss of $2,581,417, compared with a net loss of $2,237,495 for 2003. In 2004, TransCommunity incurred expenses of $2,554,889 representing organizational and start up costs, including support provided by the holding company for the operations of Bank of Goochland and Bank of Louisa, plus the initial start up of the proposed Bank of Rockbridge. Additionally, TransCommunity's new financial services subsidiaries TransCommunity Investment Advisors and TransCommunity Investment Services incurred net losses during 2004 of $303,212 and $59,362, respectively. Losses in these financial services subsidiaries are expected to continue during 2005 until such available services are fully integrated and accepted by the subsidiary banks' customers. In comparison, during 2003, TransCommunity's net loss of $2,237,495, included $1,807,196 of similar start-up expenses.

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

Noninterest Expense

      Noninterest expense increased from $7,116,563 for 2003 to $10,926,543 for 2004. However, overall noninterest expense as a percentage of average assets continued to decrease from 9.41% in 2003 to 9.05% in 2004.

      The increase of approximately $3.8 million in noninterest expense during 2004 included increases of approximately $2.4 million in salary and benefit costs, and increased occupancy expenses of approximately $387,000 as TransCommunity relocated its headquarters to the Innsbrook complex in Western Richmond. Additionally, included in the increase of noninterest expense in 2004 is $362,574 in expenses relating to TransCommunity's newly created financial services subsidiaries.


Income Taxes

      At December 31, 2004, TransCommunity had total net operating loss carryforwards of $6.8 million which begin to expire in 2021. For the year ended December 31, 2004, Bank of Powhatan and Bank of Goochland utilized $989,835 and $124,959 of their taxable income to offset net operating losses from the consolidated entity. Management believes that this trend will continue at these banks and that Bank of Louisa will become profitable within the next two years which parallels the performance of Bank of Powhatan and Bank of Goochland. The deferred tax benefit recognized at December 31, 2004 and December 31, 2003 was fully offset by a valuation allowance because at that time insufficient evidence was available with respect to the performance of the Bank of Goochland and other subsidiaries. However, management will continue to monitor TransCommunity's trend toward profitable operations and when sufficient evidence becomes available, TransCommunity will recognize a deferred tax asset and related benefit to continuing operations.

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

Loans

      Total   loans   increased   $38,795,016,   or  58.7%,   during  2004  to
$104,914,700 at December 31, 2004.

      Loans by type are shown in the following schedule:
                                                           (In Thousands)
                                                            December 31,
          Type                                                       2004
2003

      Commercial, financial, and agricultural           $41,875    $28,095
      Real estate -construction                          33,647     16,187
      Real estate -mortgage                              19,810     13,357
      Installment loans to individuals                    9,583      8,481
                                                        -------    -------

      Total loans                                      $104,915    $66,120
                                                       ========   ========

                        Loans Maturing After One Year

                                       Fixed Interest  Variable    Interest
                                            Rates        Rates      Total

Loans maturing after one year:

   Commercial and real estate
      construction                      $13,675,213   $22,424,032  $36,099,245
                                        ===========   ===========  ===========


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

Allocation of the Allowance for Loan Losses

      The following table shows the allocation of the allowance for loan losses at:

                                   December 31, 2004       December 31, 2003
                                   ----------------        -----------------
                                           Percent of              Percent of
                                         loans in each           loans in each
Balance at the end of each period         category to             category to
 Applicable to                 Amount     total loans   Amount     total loans
                              --------   --------------  -----   -------------

Loans:
   Commercial                $ 567,598          40%   $ 438,265          43%
   Real estate - construction  456,071          32%     202,276          24%
   Real estate - mortgage      268,516          19%     109,566          20%
   Installment                 129,893           9%      92,712          13%
                             ----------       -----   ---------        -----

   Total Allowance for Loan
     Losses                 $1,422,078         100%   $ 842,819         100%
                             =========         ====   =========        =====

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

      For example, our first bank, Bank of Powhatan, experienced losses during 2000 and 2001, although its deposit base and loan portfolio grew rapidly during this period. During 2002, in its eighth quarter of operation, Bank of Powhatan began to generate an operating profit, and that trend continued throughout the remainder of 2002, 2003 and 2004, as shown in the chart below:

                  2002                    Bank of Powhatan - Net (Loss) Income
      Quarter ended March 31                             $(31,645)
      Quarter ended June 30                                55,480
      Quarter ended September 30                          140,485
      Quarter ended December 31                           150,859
                                                         --------
      Year Ended December 31                             $315,179

                  2003                    Bank of Powhatan - Net (Loss) Income
      Quarter ended March 31                             $210,066
      Quarter ended June 30                               196,165
      Quarter ended September 30                          (54,726)
      Quarter ended December 31                           (81,495)
                                                        ----------
      Year Ended December 31                             $270,010

                  2004                    Bank of Powhatan - Net (Loss) Income
      Quarter ended March 31                            $(180,975)
      Quarter ended June 30                               522,597
      Quarter ended September 30                          246,129
      Quarter ended December 31                           311,495
                                                          -------
      Year Ended December 31                             $899,246

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

                                                                    SCHEDULE I

                     TRANSCOMMUNITY FINANCIAL CORPORATION

     The following table provides consolidated data for TransCommunity for the years ended December 31, 2004 and 2003:


Income Statement Data:               2004          2003
                     (In thousands, except ratios and per share amounts)

Net interest income              $   4,875      $  2,831
Provision for loan losses              654           386
Noninterest income                   4,125         2,433
Noninterest expenses                10,927         7,117
Net income (loss)                   (2,581)       (2,237)

Per Share Data:
Net loss - Basic and Diluted EPS     (1.22)        (1.19)
Cash dividends                         N/A           N/A
Book value                            6.64          7.29
Average shares outstanding       2,114,275     1,887,458

Balance Sheet Data:
Assets                             143,048        99,752
Loans, net of unearned income
   and allowance for loan losses   103,493        65,277
Total investment securities         27,775        19,753
Deposits                           123,662        82,675
Stockholders' equity                14,939        14,901

Operating Ratios:

Net loss on average assets           (2.14) %      (2.96) %
Net loss on average equity          (19.42) %     (16.22) %
Dividend payout ratio                  N/A           N/A

Capital Ratios:
Bank Only
   Leverage                             13%           20%
   Risk-based:
    Tier 1 capital                      16%           21%
    Total capital                       17%           22%
Consolidated
   Total equity to total assets         11%           15%

Average equity to average assets        11%           18%

                                                                  SCHEDULE II

                                             TRANSCOMMUNITY FINANCIAL CORPORATION
                                                 NET INTEREST MARGIN ANALYSIS
                                                   AVERAGE BALANCE SHEET
                                         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                               2004                                       2003
                               -------------------------------------     -----------------------------------------
                                                             Average                                       Average
                               Average          Interest      Rates       Average           Interest        Rates
                               Balance          Income or   Earned or     Balance           Income or      Earned or
                                Sheet            Expense       Paid        Sheet             Expense        Paid

Assets:
  Loans (including fees)    $ 86,100,850      $ 6,233,136       7.24%    $ 50,313,503      $3,728,989       7.41%
  Federal funds sold           7,071,656           88,819       1.26%      10,207,996         104,297       1.02%
  Investments                 18,302,017          435,569       2.38%       7,509,310         157,612       2.10%
                             -----------       ----------      -----      -----------       ----------      -----

  Total Earning Assets       111,474,523        6,757,524       6.06%      68,030,809       3,990,898       5.87%
                                               ----------      -----                        ---------       -----
  Allowance for loan losses   (1,105,748)                                    (610,945)
  Non-earning assets          10,429,673                                    8,191,331
                            ------------                                  -----------

Total Assets                $120,798,448                                 $ 75,611,195
                             ===========                                  ============

Liabilities and Stockholders' Equity:
  Deposits:
   Demand: Interest-
     bearing                 $25,729,239       $  253,693        .99%    $ 12,334,099       $  89,175        .72%
   Savings deposits            7,574,936           77,200       1.02%       4,281,632          48,203       1.13%
   Other time deposits        54,243,164        1,452,423       2.68%      35,872,497       1,003,718       2.80%
                              ----------        ---------       -----     -----------       ---------        ----

  Total Deposits              87,547,339        1,783,316       2.04%      52,488,228       1,141,096       2.17%

  Other borrowed funds         1,677,793           99,430       5.93%         451,940          18,591       4.11%
                              ----------        ---------       -----      ----------       ---------       -----

  Total interest-bearing
   liabilities                89,225,132        1,882,746       2.11%      52,940,168       1,159,687       2.19%
                                                ---------       -----                       ---------       -----

  Noninterest-bearing
   deposits                   15,080,708                                    8,619,143
  Other liabilities            3,197,980                                      257,574
                              ----------                                   ----------

  Total Liabilities          107,503,820                                   61,816,885

  Stockholders' Equity        13,294,628                                   13,794,310
                            ------------                                   ----------

Total Liabilities and
  Stockholders' Equity      $120,798,448                                  $75,611,195
                            ============                                  ===========

  Net Interest Earnings                       $ 4,874,778                                  $2,831,211
                                              ===========                                   ==========

  Net Yield on Interest-
   Earning Assets                                               4.37%                                       4.16%
                                                               =====                                        =====


                                                                 SCHEDULE III

                     TRANSCOMMUNITY FINANCIAL CORPORATION
              EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME

                                     2004 Compared to 2003
                                      Increase (Decrease)
                              Volume          Rate          Total
 Interest Income

 Assets:
   Loans (including fees)  $2,651,842     $ (147,695)     $2,504,147
   Federal funds sold         (31,991)        16,512         (15,479)
   Investments                226,647         51,310         277,957
                            ---------      ----------      ---------
   Total earning assets     2,846,498        (79,873)      2,766,625
                            ---------      ----------      ---------

 Interest Expense
   Demand deposits             96,445         68,073         164,518
   Savings                     37,214         (8,217)         28,997
   Time Deposits              514,379        (65,674)        448,705
                             --------      ----------      ----------
   Total deposits             648,038         (5,818)        642,220

 Other borrowed funds          50,383         30,455          80,838
                             --------      ----------      ----------
   Total interest-bearing
    liabilities               698,421         24,637         723,058
                             --------       ---------      ----------

 Net Interest Earnings     $2,148,077      $(104,510)     $2,043,567
                            =========       =========      =========


                                     2003 Compared to 2002
                                      Increase (Decrease)
                              Volume          Rate          Total
 Interest Income

 Assets:
   Loans (including fees)  $1,536,523      $ 115,096      $1,651,619
   Federal funds sold         134,788        (42,693)         92,095
   Investments                 96,839       (154,916)        (58,077)
                            ---------       ---------      ----------
   Total earning assets     1,768,150        (82,513)      1,685,637
                            ---------       ---------      ----------

 Interest Expense
   Demand deposits            110,702       (111,948)         (1,246)
   Savings                     37,152        (30,539)          6,613
   Time Deposits              689,755       (273,259)        416,496
                            ---------       --------         --------
   Total deposits             837,609       (415,746)        421,863

 Other borrowed funds         (35,027)        15,834         (19,193)
                            ---------       --------         --------
   Total interest-bearing
    liabilities               802,582       (399,912)        402,670
                            ---------       --------         --------

 Net Interest Earnings      $ 965,568      $ 317,399      $1,282,967
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

                                                                   SCHEDULE IV

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                        INTEREST SENSITIVITY ANALYSIS

                          Less than      1 to 5       Over 5
                           1 Year         Years        Years         Total
Uses of Funds:

Loans:
   Commercial and
    real estate -
    construction       $30,137,841     $23,681,460  $ 2,888,341    $56,707,642
   Real estate -
    mortgage            31,747,712       7,297,343    1,997,240     41,042,295
   Installment           4,356,272       2,721,443       87,048      7,164,763
                        ----------      ----------    ---------     -----------

   Total Loans          66,241,825      33,700,246    4,972,629    104,914,700

Federal funds sold         143,000                                     143,000
Investment securities
  at cost                4,999,158       3,899,877    1,000,000      9,899,035
Investment securities
  at fair value         14,469,500       3,406,964                  17,876,464
                        ----------      ----------    ---------     -----------

Total                  $85,853,483     $41,007,087   $5,972,629   $132,833,199
                       ===========     ===========   ==========   ============

Sources of Funds:

Demand Deposits
   Interest bearing    $36,603,311     $             $            $ 36,603,311
Savings accounts         8,502,483                                   8,502,483
Time Deposits:
   Under $100,000       11,867,723      14,280,063                  26,147,786
   Over $100,000        16,555,897      20,303,012                  36,858,909
                       -----------      ----------   ------------  -----------

   Total Deposits       73,529,414      34,583,075                 108,112,489

Federal Funds Purchased  2,277,000                                   2,277,000
Borrowings               1,450,000                                   1,450,000
                        ----------      ----------   ------------   ----------

Total                  $77,256,414     $34,583,075  $             $111,839,490
                        ==========     ===========   ============  ===========

Discrete Gap             8,597,069       6,424,012    5,972,629     20,993,710
Cumulative Gap           8,597,069      15,021,081   20,993,710

Ratio of Cumulative
   Gap to Total
   Earning Assets           6.47 %           11.31%      15.80%
                          ======           =======      =======

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


      3.1 Articles of Incorporation of TransCommunity (as amended May 25, 2004) (1)

      3.2        Bylaws of TransCommunity (as amended May 25, 2004) (2)

      10.2(a)* Employment Agreement between TransCommunity Bankshares Inc. and William C. Wiley, dated December 8, 2003 (3)

      10.2(c)* TransCommunity Bankshares Incorporated 2001 Stock Option Plan (amended and restated effective March 27, 2003) (4)

      10.2(c)(i)*Form of Non-Qualified Stock Option Agreement for Employee
                 ( 12).

      10.2(c)(ii)*Form of Non-Qualified Stock Option Agreement for Director
                 ( 12).

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

      10.2(f)* Employment Agreement between Bank of Goochland, N.A. and M. Andrew McLean, dated December 18, 2002 (7)

      10.2(g)* Employment Agreement between Bank of Powhatan, N.A. and James F. Keller dated July 8, 2003 (8).

      10.2(h)* Restricted Stock Agreement between TransCommunity Bankshares Inc. and William C. Wiley dated December 8, 2003 (9).

      10.2(i)*   Employment  Agreement between Bank of Louisa, N.A. and George
                 D. Yancey dated  April 19, 2004 (10).

      10.2(j)    Line of Credit Note dated December 31, 2004 ( 12)

      10.3*      Base Salaries for named executive officers ( 12)

      14.        Code of Ethics (11).

      21.        List of Subsidiaries of the Registrant ( 12)

      23.        Consent of S.B. Hoover & Company, L.L.P. (filed herewith)

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

        *   Denotes management contract or compensatory plan or arrangement.
        (1) Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
        (2) Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
        (3) Incorporated by reference to Exhibit 10.2(a) to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
        (4) Incorporated by reference to Exhibit 10.2(c) to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.
        (5) Incorporated by reference to Exhibit 10.2(d) to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.
        (6) Incorporated by reference to Exhibit 10.2(e) to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2003.
        (7) Incorporated by reference to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (No. 333-64566) filed with the Securities and Exchange Commission on April 17, 2003.
        (8) Incorporated by reference to Exhibit 10.2(g) to the Company's Quarterly Report on Form 10-QSB dated August 12, 2003.
        (9) Incorporated by reference to Exhibit 10.2(g) to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2004.
        (10)Incorporated by reference to the Company's Registration Statement on Form SB-2 (No. 333-114755) filed with the Securities and Exchange Commission on April 23, 2004.
        (11)Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.
        (12)Incorporated by reference to the corresponding Exhibit number contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005.

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

35

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRANSCOMMUNITY FINANCIAL
                                         CORPORATION
                                         (Registrant)


                                          /s/ William C. Wiley
                                         ---------------------------------
                                         William C. Wiley
                                         Chairman and Chief Executive Officer



                                          /s/ Bruce B. Nolte
                                         -----------------------------------
                                         Bruce B. Nolte
                                         President and Chief Operating Officer



                                          /s/ Thomas M. Crowder
                                         ------------------------------------
                                         Thomas M. Crowder
                                         Chief Financial Officer


May 13, 2005

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                       Capacity                 Date

/s/ DEAN P. AGEE                                             May 13, 2005
-----------------------------
Dean P. Agee                            Director

/s/ THOMAS M. CROWDER                                        May 13, 2005
-----------------------------
Thomas M. Crowder                Chief Financial Officer
                                      and Director
                           (principal financial and accounting officer)

/s/ RICHARD W. MAYHEW                                        May 13, 2005
-----------------------------
Richard W. Mayhew                       Director

/s/ JULIAN C. METTS, JR.                                     May 13, 2005
-----------------------------
Julian C. Metts, Jr.                    Director

/s/ JAMES L. MINTER                                          May 13, 2005
-----------------------------
James L. Minter                         Director

/s/ LAWRENCE B. NUCKOLS                                      May 13, 2005
-----------------------------
Lawrence B. Nuckols                       Director

/s/ TROY A. PEERY, JR.                                       May 13, 2005
-----------------------------
Troy A. Peery, Jr.                        Director

/s/ JOHN W. PRETLOW, JR.                                     May 13, 2005
-----------------------------
John W. Pretlow, Jr.                    Director

/s/ JOHN J. PURCELL, JR.                                     May 13, 2005
-----------------------------
John J. Purcell, Jr.                    Director

/s/ GEORGE W. RIMLER                                         May 13, 2005
-----------------------------
George W. Rimler                        Director

/s/ STUART C. SIEGEL                                         May 13, 2005
-----------------------------
Stuart C. Siegel                          Director

/s/ JOHN J. SPONSKI                                          May 13, 2005
-----------------------------
John J. Sponski                         Director

/s/ JOHN C. WATKINS                                          May 13, 2005
-----------------------------
John C. Watkins                         Director

/s/ WILLIAM C. WILEY                                         May 13, 2005
-----------------------------
William C. Wiley                Chairman, Chief Executive
                                  Officer and Director
                              (principal executive officer)

/s/ ROBIN TRAYWICK WILLIAMS                                  May 13, 2005
-----------------------------
Robin Traywick Williams                Director

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

As discussed in Note 28 to the financial statements, certain errors resulting in overstatement of previously reported assets and understatement of net loss as of December 31, 2004, were discovered by management of the Company during the current year. Accordingly, the 2004 financial statements have been restated to correct the error.


                                   /s/  S. B. Hoover & Company, L.L.P.





March 20, 2005 (except for Note 28 as to which the date is May 11, 2005) Harrisonburg, Virginia

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          DECEMBER 31, 2004 AND 2003


ASSETS                                                2004         2003

Cash and due from banks (Note 3)                  $3,617,266    $7,913,777
Federal funds sold                                   143,000       186,000
                                                  ----------     ---------

   Total Cash and Cash Equivalents                 3,760,266     8,099,777

Securities available-for-sale, at fair
   value (Note 4)                                 17,876,464     2,314,445
Securities held to maturity (fair value
   of $9,868,983
   in 2004 and $17,415,889 in 2003) (Note 4)       9,899,035    17,439,025

Loans receivable (Notes 5 & 14)                  104,914,700    66,119,683
Allowance for loan losses (Note 6)                (1,422,078)     (842,819)
                                                 -----------   -----------

   Net Loans                                     103,492,622    65,276,864

Premises and equipment, net (Note 7)               6,142,819     5,089,975
Federal Reserve Bank stock (restricted) (Note 4)     507,300       357,300
Other assets (Note 16)                             1,369,244     1,174,969
                                                 -----------   -----------

   Total Assets                                 $143,047,750   $99,752,355
                                                ============   ===========

LIABILITIES

Deposits:
   Demand deposits:
      Noninterest bearing                        $15,549,428   $11,948,835
      Interest bearing                            36,603,311    15,528,664
   Savings deposits                                8,502,482     5,826,145
   Time deposits (Note 8)                         63,006,695    49,371,157

   Total Deposits                                123,661,916    82,674,801

Federal funds purchased                            2,277,000       501,000
Notes payable (Note 9)                             1,450,000     1,198,000
Accrued expenses and other liabilities               720,326       477,112
                                                ------------    ----------

   Total Liabilities                             128,109,242    84,850,913
                                                 ----------     ----------


STOCKHOLDERS' EQUITY (Notes 10, 11, 17, 18 & 19)

Common stock $.01 par value (5,000,000
   shares authorized)
   2,250,508 and 2,067,613 shares issued
   and outstanding
   in 2004 and 2003                                   22,505        20,676
Paid-in-surplus                                   22,753,004    19,916,482
Expenses of current stock offering                  (186,083)
Accumulated deficit                               (7,607,270)   (5,025,853)
Accumulated other comprehensive loss                 (43,648)       (9,863)
                                                ------------    ----------

   Total Stockholders' Equity                     14,938,508    14,901,442
                                                ------------    ----------

   Total Liabilities and Stockholders' Equity   $143,047,750   $99,752,355
                                                ============    ==========

  The accompanying notes are an integral part of these financial statements.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       2004         2003
INTEREST AND DIVIDEND INCOME

   Loans, including fees                          $6,233,136    $3,728,989
   Federal funds sold                                 88,819       104,297
   Debt securities                                   412,356       136,174
   Dividends                                          23,213        21,438
                                                  ----------     ---------

   Total Interest and Dividend Income              6,757,524     3,990,898
                                                  ----------     ---------

INTEREST EXPENSE

   Deposits
      Demand                                         253,693        89,175
      Savings                                         77,200        48,203
      Time deposits below $100,000                   874,163       645,533
      Time deposits above $100,000                   578,260       358,185
   Other borrowed funds                               99,430        18,591
                                                   ---------      --------

   Total Interest Expense                          1,882,746     1,159,687
                                                   ----------    ---------

NET INTEREST INCOME                                4,874,778     2,831,211

PROVISION FOR LOAN LOSSES (Note 6)                   654,166       385,595
                                                   --------      ---------

Net Interest Income after Provision
   for Loan Losses                                 4,220,612     2,445,616
                                                  ----------     ----------

NONINTEREST INCOME
   Bank service charges and fees                     773,413       282,450
   Commissions and fees from loan originations     3,351,101     2,151,002
                                                   ---------     ---------

   Total Noninterest Income                        4,124,514     2,433,452
                                                  ----------     ---------

NONINTEREST EXPENSES
   Salaries and employee benefits (Note 19)        6,759,840     4,332,828
   Occupancy expenses                                725,904       338,180
   Equipment expenses                                654,480       365,296
   Other operating expenses (Note 24)              2,786,319     2,080,259
                                                   ---------    ----------

   Total Noninterest Expenses                     10,926,543     7,116,563
                                                   ---------    ----------

NET LOSS                                         $(2,581,417)  $(2,237,495)
                                                  ==========    ===========

   Net Loss Per Share Basic and Diluted            $   (1.22)  $     (1.19)
   Weighted Average Shares Outstanding             2,114,275     1,887,458
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

                                            TRANSCOMMUNITY FINANCIAL CORPORATION
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                                                           Accumulated
                              Shares of   Common                                                              Other        Total
                               Common      Stock      Expenses of    Common     Paid in    Accumulated   Comprehensive Stockholders'
                                Stock  Subscriptions Stock Offering  Stock      Surplus      Deficit          Loss       Equity


Balance, December 31, 2002    1,605,249   $           $(588,335)   $   16,052  $15,831,921  $ (2,788,358)  $      (500) $12,470,780

Comprehensive Loss
  Net Loss                                                                                    (2,237,495)                (2,237,495)
  Unrealized loss on securities
    available for sale                                                                                          (9,363)      (9,363)
                                                                                                                         ----------
    Total comprehensive loss                                                                                             (2,246,858)
Common stock subscriptions
  received                                 4,691,976                                                                      4,691,976
Common stock issued (Note 10)   436,764   (4,691,976)                   4,368    4,687,608
Expenses of stock offering                              (88,117)                                                            (88,117)
Transfer of stock
  offering expenses                                     676,452                   (676,452)
Exercise of stock options
  (Note 17)                         600                       6         5,994                                    6,000
Award of restricted stock
  (Note 10)                      25,000                     250       238,750                                  239,000
Deferred compensation expense                                                     (171,339)                                (171,339)
                              ---------   ----------   ---------     ----------  ----------    ------------    ---------   --------

Balance, December 31, 2003    2,067,613            0          0        20,676   19,916,482    (5,025,853)       (9,863)  14,901,442

Comprehensive Loss
  Net Loss                                                                                    (2,581,417)                (2,581,417)
  Unrealized loss on securities
    available for sale                                                                                         (33,785)     (33,785)
                                                                                                                          ---------
    Total comprehensive income                                                                                           (2,615,202)
Common stock subscriptions
  received                                 2,743,425                                                                      2,743,425
Common stock issued (Note 10)   182,895   (2,743,425)                   1,829    2,741,596
Expenses of stock offering                             (186,083)                                                           (186,083)
Deferred compensation expense                                                       94,926                                   94,926
                               ---------   ---------   --------      --------   ----------   ------------     ---------  ----------

Balance, December 31, 2004    2,250,508   $        0  $(186,083)    $  22,505  $22,753,004  $ (7,607,270)     $(43,648) $14,938,508
                              =========   ==========   ========      ========   ==========   ===========      =========  ==========


  The accompanying notes are an integral part of these financial statements.

                     TRANSCOMMUNITY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                      2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                      $(2,581,417)   $(2,237,495)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                  417,719        268,985
      Provision for loan losses                      654,166        385,595
      (Gain) loss on disposition of property
         and equipment                                (1,026)         2,561
      Accretion income                               (72,363)       (12,050)
      Restricted stock award expense                  94,926         67,661
      Net change in:
         Other assets                               (194,275)      (476,300)
         Accrued expenses and other liabilities      243,213        (14,306)
                                                  ---------      -----------

   Net Cash Used in Operating Activities          (1,439,057)    (2,015,349)
                                                  ----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                         (38,869,924)   (29,007,719)
   Purchase of securities held-to-maturity       (23,137,332)   (39,290,995)
   Purchase of securities available-for-sale     (21,101,321)    (5,729,308)
   Purchase of Federal Reserve Bank stock           (150,000)
   Proceeds from maturities of securities
      held-to-maturity                            30,749,685     25,663,000
   Proceeds from maturities of securities
      available-for-sale                           5,505,518      3,805,000
   Proceeds from sale of property                      2,500            764
   Payments for the purchase of property          (1,472,037)    (3,116,043)
                                                  ----------     -----------

   Net Cash Used in Investing Activities         (48,472,911)   (47,675,301)
                                                  ----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in federal funds purchased           1,776,000       (749,439)
   Proceeds from common stock subscriptions        2,743,425      4,691,976
   Proceed from exercise of stock options                             6,000
   Proceeds from notes payable                       252,000      1,000,000
   Net change in:
      Demand deposits                             24,675,240     15,143,241
      Savings deposits                             2,676,337      2,665,966
      Time deposits                               13,635,538     28,153,327
   Costs associated with stock offering             (186,083)       (88,117)
                                                  ----------     ----------

   Net Cash Provided by Financing Activities      45,572,457     50,822,954
                                                  ----------     ----------

   Net increase (decrease) in cash and
      cash equivalents                            (4,339,511)     1,132,304

Cash and Cash Equivalents, Beginning of Year       8,099,777      6,967,473
                                                   ---------      ---------

Cash and Cash Equivalents, End of Year            $3,760,266     $8,099,777
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


NOTE 4   INVESTMENTS SECURITIES:

         The amortized cost and estimated fair value of securities are as follows:

         Securities Available for Sale
         December 31, 2004
                                              Gross     Gross
                                 Amortized Unrealized  Unrealized  Fair
                                   Cost       Gains      Losses    Value
                                ------------------------------------------
         U.S. Agency discount
            Notes              $9,490,176   $        $ (6,927)  $9,483,249
         U.S. Agency notes      8,430,130             (36,915)   8,393,215
                               ----------    --------  ------    ---------

         Total Securities
            Available
            for Sale          $17,920,306   $        $(43,842) $17,876,464
                               ==========    ======== =======  ===========

         Securities Held to Maturity
         December 31, 2004
                                              Gross       Gross
                                 Amortized Unrealized  Unrealized   Fair
                                   Cost       Gains      Losses     Value
                               -------------------------------------------
         U.S. Agency discount
            Notes              $4,999,158   $   355  $ (1,124)  $4,998,389
         U.S. Agency notes      4,899,877     1,875   (31,158)   4,870,594
                               ----------    ------  --------   ----------

         Total Securities Held
            to Maturity        $9,899,035   $ 2,230  $(32,282)  $9,868,983
                               ==========   =======  ========    =========

         Securities Available for Sale
         December 31, 2003
                                              Gross       Gross
                                 Amortized Unrealized  Unrealized   Fair
                                   Cost       Gains      Losses     Value
                                ------------------------------------------

         U.S. Agency notes      $2,324,308  $10,450  $(20,313)  $2,314,445
                                ==========  =======  =========  ==========

         Securities Held to
         Maturity
         December 31, 2003
                                              Gross       Gross
                                 Amortized Unrealized  Unrealized   Fair
                                   Cost       Gains      Losses     Value
                               --------------------------------------------
         U.S. Agency discount
            Notes              $12,489,180  $        $ (7,340) $12,481,840
         U.S. Agency notes       4,949,845    2,078   (17,874)   4,934,049
                                ----------   --------  --------  ---------

         Total Securities Held
            to Maturity        $17,439,025  $ 2,078  $(25,214) $17,415,889
                                ==========  ========   ========  =========

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

                                                                    Weighted
                                            Amortized    Fair        Average
                                              Cost       Value        Yield
                                            ---------    ------     --------
         Securities Available for Sale
         Due within one year               $14,490,857  $14,469,500   1.92%
         Due after one year through
           five years                        3,429,449    3,406,964   3.63%
         Due after five years through
           ten years                                                    -  %
                                            ----------   ----------   ------

                                           $17,920,306  $17,876,464   2.25%
                                            ==========  ===========   =====

         Securities Held to Maturity
         Due within one year                $4,999,158  $ 4,998,389   1.59%
         Due after one year through
           five years                        3,899,877    3,876,219   3.66%
         Due after five years through
           ten years                         1,000,000      994,375   5.15%
                                            ----------   ----------  -------

            Total                           $9,899,035   $9,868,983   2.77%
                                             =========   =========   ======

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


NOTE 5   LOANS:

         Loans receivable outstanding at December 31, are summarized as follows:

                                                       2004          2003

         Commercial, financial and agricultural    $41,874,700   $28,094,683
         Real estate - construction                 33,647,000    16,187,000
         Real estate - mortgage                     19,810,000    13,357,000
         Installment loans to individuals            9,583,000     8,481,000
                                                   -----------    ----------

            Total Loans                            104,914,700    66,119,683
            Allowance for loan losses               (1,422,078)     (842,819)
                                                   -----------    ----------

            Net Loans Receivable                  $103,492,622   $65,276,864
                                                   ===========    ==========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 6   ALLOWANCE FOR LOAN LOSSES:

         A summary of the changes in the allowance for the loan losses is shown in the following schedule:

                                                       2004        2003

         Balance, beginning of year                $  842,819  $  462,200
         Provision charged to operating expenses      654,166     385,595
         Loan charge offs                             (74,907)     (4,976)
                                                    ---------   ----------

         Balance, End of Year                      $1,422,078  $  842,819
                                                    =========   ==========

         Percentage of Allowance for Loan
            Losses to Total Loans                       1.36%        1.27%

         At December 31, 2004 and 2003, TransCommunity's banks had loans totaling $0 and $1,198, respectively, that were on nonaccrual status.


NOTE 7   PREMISES AND EQUIPMENT:

         Premises and equipment at December 31, are summarized as follows:

                                                       2004        2003

         Land and land improvements                $1,495,625  $1,486,805
         Buildings                                  2,572,871   2,511,721
         Furniture and equipment                    2,054,701   1,646,085
         Construction in progress                   1,097,834     111,936
                                                  -----------   ---------

                                                    7,221,031   5,756,547
            Less accumulated depreciation          (1,078,212)   (666,572)
                                                   ----------   ----------

            Premises and Equipment                 $6,142,819  $5,089,975
                                                   ==========   ==========

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

         At December 31, 2004, the scheduled maturities of certificates of deposit were as follows:

         2005                                    $28,423,619
         2006                                      3,143,457
         2007                                      4,333,803
         2008                                      3,046,873
         2009                                     24,058,943
                                                  ----------

            Total                                $63,006,695
                                                  ==========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 9   NOTES PAYABLE:

         In 2003, TransCommunity entered into a line of credit arrangement to provide up to $1,000,000 of financing to be used primarily as working capital. In 2004, this line of credit was increased to $1,700,000. The line of credit has a rate of prime rate as published in the Wall Street Journal plus fifty basis points. This renewable line of credit, which is secured by 250,000 shares of stock of the Bank of Powhatan owned by TransCommunity, matured on December 31, 2004, and was renewed with a new maturity of December 31, 2005. At December 31, 2004, TransCommunity had outstanding borrowings on this line of credit of $1,450,000 carrying an interest rate of 5.75% and $250,000 of available and unused credit.

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


NOTE 12  INCOME TAXES:

         The components of income tax expense are as follows:

                                                         December 31,
                                                       2004        2003

         Current benefit                           $       --  $       --
         Deferred benefit                                  --          --
                                                   ----------   ---------

            Net Income Tax Expense                 $       --  $       --
                                                   ==========   =========


         The deferred tax effects of temporary differences relating to operations are as follows:

                                                         December 31,
                                                       2004        2003

         Provision for loan losses                 $ (166,821) $ (162,687)
         Amortization of organization and
           start-up costs                              47,996      47,997
         Goodwill                                       7,274       7,274
         Depreciation                                  49,937     112,998
         Charitable contribution carryover             (4,511)    (12,385)
         Award of restricted stock                    (32,190)    (23,005)
         Net operating loss carryforward             (759,620)   (726,901)
                                                    ---------    ---------

                                                     (857,935)   (756,709)
                                                    ---------    ---------

         Increase in valuation allowance              857,935     756,709
                                                    ----------   --------
         Deferred Income Tax Expense               $       --  $       --
                                                    ==========  =========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 12  INCOME TAXES (CONTINUED):


         The components of the net deferred tax asset at December 31 are as follows:

                                                      2004        2003

         Deferred tax assets:
            Allowance for loan losses              $  437,360  $  270,539
            Organization and start-up costs            47,142      95,138
            Charitable contribution carryover          20,360      15,849
            Award of restricted stock                  55,195      23,005
            Net operating loss carryforward         2,312,537   1,552,917
            Unrealized loss on available for
               sale securities                         14,860       3,373
                                                    ---------   ---------

            Total Deferred Tax Asset                2,887,454   1,960,821
            Less:  Valuation allowance             (2,628,919) (1,759,497)
                                                    ---------   ---------

                                                      258,535     201,324
                                                    ---------   ---------

         Deferred tax liabilities:
            Goodwill                                   21,822      14,548
            Depreciation                              236,713     186,776
                                                    ---------   ---------

                                                      258,535     201,324
                                                    ---------   ---------

            Net Deferred Tax Asset                 $       --  $       --
                                                    =========   =========


         The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

                                                       2004        2003

         Income tax benefit at the applicable
            federal rate                           $  877,683  $  760,749
         Change in valuation allowance for
            deferred taxes                           (869,402)   (756,709)
         Nondeductible expenses                        (7,931)     (4,040)
         Other                                           (350)         --
                                                     --------   ----------

            Income Tax Expense                     $       --  $       --
                                                    =========   ==========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12  INCOME TAXES (CONTINUED):

         At December 31, 2004, TransCommunity had total net operating losses carryforwards of $6,980,287 which begin to expire after December 31, 2021 and thereafter as follows:



         Year of Expiration

         2021                                                  $  771,784
         2022                                                   1,661,303
         2023                                                   2,313,031
         2024                                                   2,234,169
                                                                ----------

            Total available net operating loss                 $6,980,287
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

         A summary of the options granted is shown in the following table:

                                                      2004        2003

         Outstanding at beginning of the year         318,675      45,575
         Granted                                            0     273,700
         Exercised                                          0        (600)
         Lapsed                                         1,300           0
                                                      -------    ---------

         Outstanding at end of the year               317,375     318,675
                                                      =======    =========
         Options exercisable at end of year           161,275      81,378
                                                      =======    =========
         Exercise Price                              $  10.00   $   10.00
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
                                                 2004           2003

             Net loss, as reported           $(2,581,417)   $(2,237,495)
             Deduct: Total stock-based
               employee compensation
               expense determined under
               fair value based method          (345,939)      (521,566)
                                              ----------     ----------

             Pro Forma Net Loss              $(2,927,356)   $(2,759,061)
                                              ==========     ==========

             Loss per Share:
               Basic - as reported            $   (1.22)    $   (1.19)
                                              =========     ===========

               Basic - pro forma              $   (1.38)    $   (1.46)
                                              =========     ===========

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

         The actual and required capital amounts and ratios for the years ended December 31, 2004 and 2003 for TransCommunity and subsidiaries on a consolidated basis are as follows (dollars in thousands):

                                                                             Minimum To Be Well
                                                            Minimum          Capitalized Under
                                                            Capital           Prompt Corrective
                                    Actual                Requirement         Action Provisions
                                 --------------      ------------------  -----------------------


                               Amount      Ratio     Amount     Ratio      Amount       Ratio
                              -------     -------   -------    ------     -------      -------


         December 31, 2004
         Total Capital to Risk
            Weighted
            Assets:
            Consolidated       $16,390      17%      $ 7,820      8%      $  9,775       10%
            Powhatan           $ 7,439      15%      $ 4,045      8%      $  5,057       10%
            Goochland          $ 4,946      14%      $ 2,927      8%      $  3,660       10%
            Louisa             $ 4,365      26%      $ 1,333      8%      $  1,667       10%


         Tier 1 Capital to
            Risk Weighted
            Assets:
            Consolidated        15,168      16%        3,910      4%         5,865        6%
            Powhatan             6,795      13%        2,023      4%         3,034        6%
            Goochland            4,479      12%        1,464      4%         2,196        6%
            Louisa               4,197      25%          667      4%         1,000        6%


         Tier 1 Capital to
            Average
            Assets:
            Consolidated        15,168      13%        4,832      4%         6,040        5%
            Powhatan             6,795      11%        2,540      4%         3,175        5%
            Goochland            4,479       8%        2,152      4%         2,689        5%
            Louisa               4,197      21%          807      4%         1,009        5%

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



   NOTE 18  REGULATORY MATTERS (CONTINUED):

                                                                                       Minimum To Be Well
                                                                   Minimum             Capitalized Under
                                                                   Capital              Prompt Corrective
                                           Actual                 Requirement           Action Provisions
                                       -----------------       -------------------    ---------------------


                                      Amount       Ratio       Amount       Ratio      Amount       Ratio
                                      -------     ------      --------    --------    --------     -------


         December 31, 2003
         Total Consolidated Capital
            to Risk Weighted
            Assets                     $15,754        21%      $  5,878       8%       $ 7,348         10%


         Tier 1 Consolidated
            Capital to Risk Weighted
            Assets                      14,911        20%         2,939       4%         4,408          6%


         Tier 1 Consolidated
            Capital to Average
            Assets                      14,911        20%         3,024       4%         3,781          5%

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

   NOTE 19  EMPLOYMENT AGREEMENTS:

            Mr. Wiley has served as chief executive officer of TransCommunity under an employment agreement with TransCommunity since June 27, 2001. Effective December 8, 2003, TransCommunity and Mr. Wiley entered into a new employment agreement. The new agreement is for a two-year term beginning January 1, 2004 and ending December 31, 2005. The agreement is subject to a one-year extension subject to mutual agreement on compensation. Under the agreement Mr. Wiley will serve as Chairman of the Board of Directors and Chief Executive Officer, with the responsibility for performing such services and duties as TransCommunity's Board of Directors may designate, for an annual base salary of $160,000 per annum, subject to increase, at the discretion of the Board, based on performance. In addition, the agreement provides for an annual performance bonus in the discretion of the Board. Other benefits include an $800,000 term life insurance policy (subject to certain conditions) and health and disability insurance coverage. The agreement provides for a monthly car allowance and an allowance for an annual physical examination.

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


            Estimated   fair  value  and  the  carrying   value  of  financial
            instruments at December 31, 2004 and 2003 are as follows (in thousands):

                                     December 31, 2004        December 31, 2003
                                     -----------------        -----------------
                                    Estimated  Carrying     Estimated   Carrying
                                   Fair Value   Value       Fair Value    Value
                                   ----------   --------    ---------   --------
            Financial Assets
            ----------------

            Cash and due from
              banks                $   3,617   $  3,617     $ 7,914    $   7,914
            Federal funds sold           143        143         186          186
            Investment securities     27,745     27,775      19,730       19,753
            Federal Reserve Bank
              stock                      507        507         357          357
            Loans                    104,841    104,915      66,567       66,120
            Accrued interest
              receivable                 518        518         304          304

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 20  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):


         Financial Liabilities
         ---------------------

                                    December 31, 2004     December 31, 2003
                                   Estimated   Carrying   Estimated   Carrying
                                   Fair Value   Value    Fair Value    Value
         Demand Deposits:
            Non-interest bearing   $15,549    $15,549     $11,949     $11,949
            Interest-bearing        36,603     36,603      15,529      15,529
         Savings deposits            8,502      8,502       5,826       5,826
         Time deposits              62,779     63,007      49,996      49,371
         Federal funds purchased     2,277      2,277         501         501
         Notes payable               1,450      1,450       1,198       1,198
         Accrued interest payable      206        206         145         145

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

         In September 2003, TransCommunity entered into a lease agreement to rent 14,000 square feet of office space located at 4235 Innslake Drive, Glen Allen, Virginia. This office space, which TransCommunity began occupying in the fourth quarter of 2003, houses the corporate operations of TransCommunity as well as elements of Main Street Mortgage and the offices of the investment advisor subsidiary, the insurance agency subsidiary and the trust operations of the subsidiary Banks. Monthly lease payments of $12,951 commenced in February, 2004.

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
                                                      ---------

                                                     $2,962,047
                                                      =========


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

                                      Year Ended December 31, 2004
                                           (In Thousands)
                                      Financial
                                       Services
                                      Division &    Main      Trans-       Elimi-
                                          Banks    Street   Community 1    nations     Consolidated
                                       ---------  -------   ----------    ---------    ------------

         Net interest income 1         $  4,950    $  (25)    $   (50)    $            $  4,875
         Provision for loan losses         (549)     (105)                                 (654)
         Noninterest income 1               779     3,351         500        (506)        4,124
         Noninterest expense             (5,480)   (3,211)     (2,487)        252       (10,926)
         Income (Loss)
           from subsidiaries                 10                  (290)        280
         Intercompany profit                                     (254)        254
                                       --------   --------    ---------  --------     -----------
         Net Income (Loss)             $   (290)  $    10     $(2,581)   $    280     $  (2,581)
                                       =========  ========    =========  ========     ===========

         Total Assets                  $143,077   $ 1,492     $17,436    $(18,957)    $ 143,048
                                        ========  ========    =========  ========     ===========

                                         Year Ended December 31, 2003
                                           (In Thousands)
                                                   Main       Trans-       Elimi-
                                         Banks    Street      Community 1  nations    Consolidated
                                       --------   --------    -----------  --------   ------------

         Net interest income 1         $  2,814  $     (6)    $    23    $            $   2,831
         Provision for loan losses         (385)                                           (385)
         Noninterest income 1               282     2,151                                 2,433
         Noninterest expense             (3,115)   (2,208)     (1,793)                   (7,116)
         Income (Loss)
           from subsidiaries                (63)                 (467)        530
                                       ---------   -------     -------    ---------   ----------
         Net Income (Loss)             $   (467) $    (63)   $ (2,237)   $    530     $  (2,237)
                                       =========   =======     =======    =========   ==========

         Total Assets                  $ 96,726  $  1,023     $16,353    $(14,350)    $  99,752
                                       =========   =======     =======    =========   ==========

         1 All revenue is received from external customers except for interest paid by Main Street Mortgage to Bank of Powhatan.

NOTE 24  OTHER OPERATING EXPENSES:

         Other operating expenses include the following:
                                                       2004        2003

         Advertising and public relations          $  373,400  $  192,951
         Amortization of computer software                         19,662
         Charitable contributions                      13,267      36,427
         Consulting fees                               40,288     134,035
         Data processing fees                         334,380     351,661
         Directors' and officers' liability
            insurance                                   7,548       4,311
         Filing and registration fees                  44,352      21,143
         Legal and accounting fees                    427,234     377,155
         Miscellaneous                                 94,068      60,729
         OCC and FDIC assessment                       72,733      47,271
         Other insurance                               24,648       9,311
         Postage and freight                          138,173      78,391
         Stationery and supplies                      175,645     200,242
         Stock certificates and shareholder
            communications                             36,226      20,630
         Subscriptions and membership dues             36,340      32,107
         Telephone                                    226,286     151,169
         Training and personnel development            56,391      31,727
         Travel, meals and entertainment               90,817      76,017
         Other                                        594,523     235,320
                                                    ---------   ---------

                                                   $2,786,319  $2,080,259
                                                    ---------   ---------

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 25     FOURTH QUARTER ADJUSTMENTS:

            During 2004, quarterly financial statements were prepared using estimated accruals. There were no other year end adjustments for accrued items.


NOTE 26     PARENT CORPORATION ONLY FINANCIAL STATEMENTS:



                                 BALANCE SHEETS

                           DECEMBER 31, 2004 AND 2003


                                                       2004         2003
ASSETS

  Cash                                            $  871,122     $5,249,345
  Property and equipment, net                        376,897        405,563
  Investment in subsidiaries                      14,810,676     10,448,907
  Due from subsidiaries                              375,551
  Other assets                                        37,469         77,490
                                                  ----------     ----------

  Total Assets                                   $16,471,715    $16,181,305
                                                  ==========     ==========


LIABILITIES

  Line of credit                                  $1,450,000     $1,000,000
  Accounts payable                                    82,657         78,074
  Accrued expenses                                       550          3,789
  Notes payable                                                     198,000
                                                  ----------     ----------

  Total Liabilities                                1,533,207      1,279,863
                                                  ----------     ----------

STOCKHOLDERS' EQUITY

  Common stock $.01 par value (5,000,000
    shares authorized)
    2,250,508 and 2,067,613 shares issued
    and outstanding                                   22,505         20,676
  Paid-in-surplus                                 22,753,004     19,916,482
  Expenses of stock offering                        (186,083)
  Accumulated deficit                             (7,607,270)    (5,025,853)
  Accumulated other comprehensive loss               (43,648)        (9,863)
                                                  ----------     -----------

  Total Stockholders' Equity                      14,938,508     14,901,442
                                                  ----------     -----------

  Total Liabilities and Stockholders' Equity     $16,471,715    $16,181,305
                                                 ===========     ===========

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)




NOTE 26  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       2004         2003

Income
  Interest income                                 $   18,109     $   36,100
  Dividends from subsidiaries                        560,000
  Bank administration fee income                     194,815
  Recovery of start-up costs from subsidiary         230,000
  Other                                               74,994
                                                   ----------    -----------

                                                   1,077,918         36,100
                                                   ----------    -----------

Expenses
  Salaries and employee benefits                   1,381,085        993,533
  Consulting fees                                    128,136        100,875
  Legal and accounting fees                          236,682        292,344
  Filing and registration fees                                        3,112
  Equipment expenses                                 177,099         78,431
  Rent                                               172,547         44,437
  Advertising and public relations                    80,072         51,076
  Other operating expenses                           379,268        243,388
                                                   ----------    -----------

  Total Expenses                                   2,554,889      1,807,196
                                                   ----------    -----------

  Loss before undistributed
    deficit of subsidiaries                       (1,476,971)    (1,771,096)

  Undistributed deficit of subsidiaries           (1,104,446)      (466,399)
                                                   ----------    -----------

  Net Loss                                       $(2,581,417)   $(2,237,495)
                                                   ==========    ===========

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

                     TRANSCOMMUNITY FINANCIAL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


   NOTE 26  PARENT CORPORATION ONLY FINANCIAL STATEMENTS (continued):



                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                       2004         2003
Operating Activities:
  Net Loss                                       $(2,581,417)   $(2,237,495)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                    61,046         23,111
      Undistributed deficit of subsidiaries          544,446        466,399
      Restricted stock award expense                  94,926         67,661
      Increase in due from subsidiary               (375,551)
      Net change in:
         Other assets                                 40,021        (63,383)
         Accounts payable                              4,583        (73,755)
         Accrued expenses and other liabilities       (3,239)        (2,660)
                                                   -----------    ----------

  Net Cash Used in Operating Activities           (1,655,185)    (1,820,122)
                                                   -----------    ----------

Investing Activities:
  Investment in subsidiaries                      (5,500,000)
  Proceeds from the sale of property                  34,450            364
  Payments for the purchase of property             (264,830)       (64,920)
                                                   ----------     ----------

  Net Cash Used in Investing Activities           (5,730,380)       (64,556)
                                                   ----------     ----------

Financing Activities:
  Proceeds from common stock subscriptions         2,743,425      4,691,976
  Proceeds from exercise of stock options                             6,000
  Proceeds from line of credit                       450,000      1,000,000
  Expenses of current stock offering                (186,083)       (88,117)
                                                   ----------     ----------

  Net Cash Provided by Financing Activities        3,007,342      5,609,859
                                                   ----------     ---------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                    (4,378,223)     3,725,181

Cash and Cash Equivalents, Beginning of Year       5,249,345      1,524,164
                                                   ----------     ---------

Cash and Cash Equivalents, End of Year            $  871,122     $5,249,345
                                                   ==========     =========


Supplemental Information:
  Cash paid for interest                          $   67,376     $   13,450
  Non-cash transactions:
    Note payable transferred as part of
      the purchase of
      land to the Bank of Louisa                  $  198,000
    Other comprehensive loss for subsidiary          (33,784)        (9,363)
    Deferred cost of restricted stock award                         171,339

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

NOTE 28     CORRECTION OF AN ERROR:

            During 2005, the Company determined that the 2004 financial statements underreported the Company's consolidated noninterest expense and, correspondingly, underreported its consolidated net loss for 2004, in each case by approximately $254,000. This resulted from a failure to properly eliminate an inter-company profit realized between the Company's subsidiary banks. This change also affects the Company's consolidated assets and stockholder's equity as of December 31, 2004. In addition, the estimated fair values of time deposits as of December 31, 2004 and 2003 were revised as reported in Note 20.