Form 10QSB
period 2005-03-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2005-05-16
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File No. 000-33355

TRANSCOMMUNITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Virginia	54-2032355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive

Glen Allen, Virginia 23060

(Address of principal executive offices, including zip code)

(804) 934-9999

(Registrant’s Telephone Number, Including Area Code)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 1, 2005
Common Stock, par value - $0.01	2,293,241 shares

TRANSCOMMUNITY FINANCIAL CORPORATION

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31
	2005	2004
Interest and Dividend Income
Interest on Loans, including fees	$1,976,467	$1,241,842
Interest on Federal funds sold	54,701	19,636
Dividends on equity securities	4,500
Interest on Debt securities	117,021	86,728

Total Interest Income	2,152,689	1,348,206

Interest Expense
Interest on deposits	601,095	385,605
Interest on other borrowed funds	21,494	17,028

Total Interest Expense	622,589	402,633

Net Interest Income	1,530,100	945,573

Provision for Loan Losses	64,561	145,796

Net Interest Income After Provision for Loan Losses	1,465,539	799,777

Noninterest Income
Bank service charges and fees	214,810	92,557
Commissions and fees from loan originations	986,295	544,790

Total Noninterest Income	1,201,105	637,347

Noninterest Expense
Salaries and employee benefits	1,994,112	1,408,086
Occupancy expenses	235,104	141,240
Equipment expenses	155,267	155,981
Other operating expenses	755,426	647,838

Total Noninterest Expense	3,139,910	2,353,145

Net Loss	$(473,265)	$(916,021)

Net Loss Per Share (Basic and Diluted)	$(0.21)	$(0.44)

Weighted Average Shares Outstanding	2,278,155	2,067,613

The accompanying notes are an integral part of this statement.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

	March 31, 2005	December 31, 2004
	Unaudited	Audited
ASSETS

Cash and due from banks	$5,134,350	$3,617,266
Federal funds sold	885,000	143,000

Total Cash and Cash Equivalents	6,019,350	3,760,266

Securities available-for-sale, at fair value	7,350,352	17,876,464
Securities held to maturity	21,898,743	9,899,035
Loans net of allowance for loan losses of $1,486,639 at March 31, 2005 and $1,422,078 at December 31, 2004	103,567,191	103,492,622
Premises and equipment, net	6,629,926	6,142,819
Federal Reserve Bank stock (restricted)	507,300	507,300
Other assets	1,618,615	1,369,244

Total Assets	$147,591,477	$143,047,750

LIABILITIES

Deposits:
Demand deposits:
Noninterest bearing	$17,782,148	$15,549,428
Interest bearing	33,217,517	36,603,311
Savings deposits	8,664,640	8,502,482
Time deposits	68,657,050	63,006,695

Total Deposits	128,321,355	123,661,916

Federal funds purchased	2,026,000	2,277,000
Note payable	1,450,000	1,450,000
Accrued interest payable	223,155	205,610
Accrued expenses and other liabilities	478,013	514,716

Total Liabilities	132,498,523	128,109,242

STOCKHOLDERS’ EQUITY

Common stock (5,000,000 shares authorized $.01 par value) 2,293,241 and 2,250,508 shares issued and outstanding at March 31, 2005 and December 31, 2004	22,932	22,505
Additional paid in capital	23,229,788	22,753,004
Expenses of stock offering	—	(186,083)
Accumulated deficit	(8,080,535)	(7,607,270)
Accumulated other comprehensive loss	(79,231)	(43,648)

Total Stockholders’ Equity	15,092,954	14,938,508

Total Liabilities and Stockholders’ Equity	$147,591,477	$143,047,750

The accompanying notes are an integral part of this statement.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Shares of Common Stock	Expenses of Current Stock Offerings		Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2004	2,250,508		$(186,083)	$22,505	$22,753,004	$(7,607,270)	$(43,648)	$14,938,508

Net Loss						(473,265)		(473,265)
Unrealized loss on securities available for sale							(35,583)	(35,583)

Total comprehensive loss								(508,848)
Common stock issued	42,733			427	640,068			640,495
Expenses of stock offering			(934)					(934)
Transfer of stock offering expenses			187,017		(187,017)
Stock compensation expense					23,733			23,733

Balance March 31, 2005	2,293,241	$		$22,932	$23,229,788	$(8,080,535)	$(79,231)	$15,092,954

Balance, December 31, 2003	2,067,613	$		$20,676	$19,916,482	$(5,025,853)	$(9,863)	$14,901,442

Net Loss						(916,021)		(916,021)
Unrealized gain on securities available for sale							11,651	11,651

Total comprehensive loss								(904,370)

Stock compensation expense					23,732			23,732

Balance March 31, 2004	2,067,613	$		$20,676	$19,940,214	$(5,941,874)	$1,788	$14,020,804

The accompanying notes are an integral part of this statement.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net loss	$(473,265)	$(916,021)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	64,561	145,796
Accretion income	(17,812)	(9,638)
Depreciation	111,562	97,120
Deferred compensation expense	23,733	23,732
Net change in:
Other assets	(213,946)	(243,775)
Interest payable	17,546	(2,987)
Accrued expenses and other liabilities	(36,426)	124,287

Net cash provided by (used in) operating activities	(524,047)	(781,486)

Investing Activities:
Purchase of securities held to maturity	(16,996,293)	(13,969,965)
Purchase of securities available for sale		(2,002,326)
Proceeds from maturities of securities held to maturity	5,000,000	12,450,000
Proceeds from maturities of securities available for sale	10,470,220	1,519,965
Net change in loans	(139,131)	(7,447,011)
Payments for the purchase of premises and equipment	(599,665)	(221,190)

Net cash provided by (used in) investing activities	(2,264,869)	(9,670,527)

Financing Activities:
Net change in federal funds purchased	(251,000)	815,000
Proceeds from sale of common stock	640,495
Costs associated with stock offering	(934)
Proceeds from note payable		350,000
Net increase(decrease) in:
Demand deposits	(1,153,073)	11,441,760
Savings deposits	162,157	777,933
Time deposits	5,650,355	163,272

Net cash provided by financing activities	5,048,000	13,547,965

Net Increase in Cash and Cash Equivalents	2,259,084	3,095,952

Cash and Cash Equivalents, Beginning of Period	3,760,266	8,099,777

Cash and Cash Equivalents, End of Period	$6,019,350	$11,195,729

Supplemental Information:
Interest paid	$605,043	$405,620

The accompanying notes are an integral part of this statement.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements of TransCommunity Financial Corporation and subsidiaries (“TransCommunity”) conform to generally accepted accounting principles and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly TransCommunity’s financial position as of March 31, 2005, and the results of their operations and cash flows for the three month periods ended March 31, 2005 and 2004. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2004 financial statements for TransCommunity, which statements were included in the Company’s annual report on Form 10-KSB/A filed with the Securities and Exchange Commission on May 16, 2005. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year.

Consolidation Policy

The consolidated financial statements include TransCommunity Financial Corporation (the “Parent Company”) and its wholly-owned subsidiaries, Bank of Powhatan, N.A. (“Bank of Powhatan”) and its wholly-owned subsidiary, Main Street Mortgage and Investment Corporation (“Main Street Mortgage”), Bank of Goochland, N.A. (“Bank of Goochland”), Bank of Louisa, N.A. (“Bank of Louisa”), TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc.(collectively, “TransCommunity”). All significant intercompany balances and transactions have been eliminated.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 INVESTMENT SECURITIES:

The carrying values, gross unrealized gains, gross unrealized losses and approximate fair values of investment securities at March 31, 2005 and 2004 are shown in the table below. As of March 31, 2005 U.S. Agency Securities with a carrying value of $10,882,541 were pledged as collateral for public deposits.

Securities Available for Sale March 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount Notes	$1,000,100	$—	$(1,350)	$998,750
U.S. Agency notes	6,429,484	—	(77,882)	6,351,602

Total Securities Available for Sale	$7,429,584	$—	$(79,232)	$7,350,352

Securities Held to Maturity March 31, 2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount Notes	$10,000,000	$—	$(7,167)	$9,992,833
U.S. Agency notes	11,898,743	—	(123,827)	11,774,916

Total Securities Held to Maturity	$21,898,743	$—	$(130,994)	$21,767,749

Securities Available for Sale December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount Notes	$9,490,176	$—	$(6,927)	$9,483,249
U.S. Agency notes	8,430,130	—	(36,915)	8,393,215

Total Securities Available for Sale	$17,920,306	$—	$(43,842)	$17,876,464

Securities Held to Maturity December 31, 2004

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount Notes	$4,999,158	$355	$(1,124)	$4,998,389
U.S. Agency notes	4,899,877	1,875	(31,158)	4,870,594

Total Securities Held to Maturity	$9,899,035	$2,230	$(32,282)	$9,868,983

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 LOANS:

Loans by type are shown in the following schedule:

	(In Thousands )
Type	March 31, 2005	December 31, 2004
Commercial and agricultural	$41,294	$41,875
Real estate -construction	14,967	33,647
Real estate -mortgage	41,102	19,810
Installment loans to individuals	7,690	9,583

Total loans	105,053	104,915

Less allowance for loan losses	(1,486)	(1,422)

Net Loans	$103,567	$103,493

NOTE 4 ALLOWANCE FOR LOAN LOSSES:

Transactions in the Banks’ allowance for loan losses are shown in the following schedule:

	For the Three Months Ended March 31,
	2005	2004
Balance, beginning of period	$1,422,078	$842,819
Provision for loan losses	64,561	145,796

Balance, end of period	$1,486,639	$988,615

NOTE 5 STOCK OPTION PLAN:

A stock option plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the identification of their personal interest with the long-term financial success of the Parent Company, its subsidiaries and with growth in shareholder value. The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued. The exercise price may not be less than 100% of the fair market value of the shares on the award date.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 STOCK OPTION PLAN (Continued):

Unless the Stock Option Committee determines otherwise, one-third of an award becomes vested and exercisable on each of the first three anniversaries of the award date. Each award becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors. On May 16, 2001 and April 15, 2003, options to acquire 45,575 and 222,700 shares, respectively, were awarded under the Plan; these options have an exercise price of $10 per share and a term of ten years. In addition, on April 15, 2003, options were awarded to executive officers, under existing employments agreements, to acquire 51,000 shares. These options were fully exercisable at March 31, 2005.

The fair value of each option granted on April 15, 2003 was $3.30 using the “Black Scholes Option Pricing” method with the following assumptions: risk free interest rate 4.00%, expected life – 10 years, expected volatility – zero and expected dividends of zero. No options have expired as of March 31, 2005, however 700 options have been exercised pursuant to the Plan.

A summary of the options granted is shown in the following table:

	March 31
	2005	2004
Outstanding at beginning of the year	317,375	318,675
Granted
Exercised	(100)
Lapsed		(1300)

Outstanding at March 31	317,275	317,375

Options exercisable at March 31	161,175	81,378

Exercise Price	$10.00	$10.00
Weighted average remaining contracted life at March 31, 2005	93 Months

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 STOCK OPTION PLAN (Continued):

TransCommunity accounts for the Plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the Plan have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the Plan.

	Three Months Ended March 31
	2005	2004
Net loss, as reported	$(473,265)	$(916,021)
Deduct: Total stock-based employee compensation expense determined under fair value based method	(36,066)	(118,866)

Pro Forma Net Loss	$(509,331)	$(1,034,887)

Loss per Share:
Basic - as reported	$(.21)	$(.44)

Basic - pro forma	$(.22)	$(.50)

NOTE 6 LOSS PER SHARE:

The calculation of net loss per common share for the three month periods ended March 31, 2005 is computed by dividing the net loss by the weighted average number of the common shares outstanding and does not include the anti dilutive effect of stock options outstanding. Therefore, basic and dilutive losses per share are identical.

NOTE 7 NOTES PAYABLE:

TransCommunity entered into a line of credit borrowing arrangement with Community Banker’s Bank to provide up to $1,700,000 of financing to be used primarily as working capital. The line of credit bears interest at the prime rate as published in the Wall Street Journal plus fifty basis points. This renewable line of credit, which is secured by 250,000 shares of stock of the Bank of Powhatan owned by TransCommunity, matured on December 31, 2004, and was renewed. At March 31, 2005 and December 31, 2004, TransCommunity had outstanding borrowings on this line of credit of $1,450,000 carrying an interest rate of 6.25% and 5.75%, respectively.

NOTE 8 Business Segements:

The following is a condensed consolidating statement of operations for TransCommunity and its subsidiaries for the three months ending March 31, 2005 and 2004:

Three Months Ended March 31, 2005

(In Thousands)

	Banks	Main Street	Financial Services	Trans- Community	Elimi- nations	Consolidated
Net interest income 1	$1,557	$(14)	$—	$(12)	$—	$1,531
Provision for loan losses	(50)	(15)	—	—	—	(65)
Noninterest income 1	170	985	87	84	(127)	1,199
Noninterest expense	(1,339)	(941)	(216)	(784)	127	(3,153)
Income (Loss) from subsidiaries	15		—	239	(239)	15

Net Income (Loss)	$353	$15	$(129)	(473)	$(239)	$(473)

Total Assets	$147,004	$1,398	$0	$16,723	$(17,534)	$147,591

Three Months Ended March 31, 2004 (In Thousands)
	Banks	Main Street	Financial Services	Trans- Community	Elimi- nations	Consolidated
Net interest income 1	$952	$(8)	$—	$2	$—	$946
Provision for loan losses	(146)	—	—	—	—	(146)
Noninterest income 1	93	545	—	—	—	638
Noninterest expense	(1,077)	(649)	—	(628)	—	(2,354)
Income (Loss) from subsidiaries	(112)		—	(290)	402	—

Net Income (Loss)	$(290)	$(112)	$—	(916)	$402	$(916)

Total Assets	$107,241	$1,359	$—	$15,620	$(11,679)	$112,541

[1]	All revenue is received from external customers except for interest paid by Main Street Mortgage to Bank of Powhatan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information and the financial statements and accompanying notes appearing elsewhere in this Form 10-QSB. In addition to the historical information contained herein, this report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of TransCommunity Financial Corporation and its subsidiaries, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “may,” “will,” or similar expressions. Although we believe our plans, intentions and expectations reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain, and actual results, performance or achievements could differ materially from those contemplated. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in: interest rates, general economic conditions, the legislative/regulatory climate, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System, our ability to raise sufficient capital to support our current operations and to support the growth of our present and any future subsidiary banks, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in our market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating the forward-looking statements contained herein and you should not place undue reliance on such statements, which reflect our position as of the date of this report.

Overview

The following is management’s discussion and analysis of the financial condition and results of operations of TransCommunity as of and for the quarters ended March 31, 2005 and 2004. This discussion should be read in conjunction with TransCommunity’s consolidated financial statements and accompanying notes included elsewhere herein.

TransCommunity Financial Corporation

TransCommunity Financial Corporation (“TCF”) is a community bank holding company headquartered in Glen Allen, Virginia. TCF was organized in March 2001, and became a bank holding company in August 2001. Effective February 25, 2004, TCF became a financial holding company pursuant to the Graham-Leach Bliley amendments to the Bank Holding Company Act. TCF operates a community banking business in Central Virginia through its three national bank subsidiaries, Bank of Powhatan, N.A., Bank of Goochland, N.A. and Bank of Louisa, N.A. TCF became the holding company for Bank of Powhatan on August 15, 2001, through a statutory share exchange transaction. Bank of Goochland, with two offices in Goochland County, opened for business on November 25, 2002. Bank of Louisa was originally established as a branch office of the Bank of Powhatan in July 2003, and was “spun off” as a separately chartered national bank subsidiary of TCF in April 2004.

TCF’s strategy is to grow principally through the establishment of de novo banks in relatively under-banked communities experiencing faster than average growth. TCF also seeks to reduce the operating expenses of its subsidiary banks by providing certain common operational and administrative services required by its subsidiary banks, each of which operates under a separate name, with its own local board of directors and local management team.

TCF also provides certain non-banking services under its financial holding company structure. In 2003, TCF established as a subsidiary TransCommunity Investment Advisors, Inc., a registered investment advisor. In January of 2004, TCF applied for and was granted trust banking powers for both Bank of Powhatan and Bank of Goochland. Similarly, Bank of Louisa was granted trust banking powers at the time it commenced operations as a separately chartered national bank. In addition, during the first quarter of 2004, TCF established as a subsidiary TransCommunity Investment Services, Inc. to offer insurance and securities brokerage products and services. TransCommunity has consolidated the operation of the trust banking functions of its subsidiary banks, as well as the operations of its registered investment advisor and insurance agency, in a Financial Services division of the holding company.

TCF’s mortgage loan affiliate, Main Street Mortgage and Investment Corporation (“Main Street Mortgage”), operates as a wholly owned subsidiary of Bank of Powhatan. Main Street Mortgage currently operates two offices in the Richmond area and one office in each of Danville, Lynchburg and Virginia Beach, Virginia. Main Street Mortgage also has mortgage loan officers on site in each of TCF’s subsidiary banks.

At March 31, 2005, TransCommunity Financial Corporation and its subsidiaries (collectively “TransCommunity”) had, on a consolidated basis, total assets of $147.5 million, total deposits of $128.3 million, total loans of $105.1 million, and total stockholders’ equity of $15.1 million.

Critical Accounting Policies

Certain critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements. Our single most critical accounting policy relates to our allowance for loan losses, which reflects the estimated losses resulting from the inability of our borrowers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional allowances might be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the discussion on “Provision for Loan Losses” below.

Results of Operations and Financial Condition

Consolidated

Net Loss

For the three months ended March 31, 2005, TransCommunity had a net loss of $473,265 compared with a net loss of $916,021 for the three months ended March 31, 2004. The net loss per share was $.21 in 2005 compared with $.44 per share for the same period in 2004.

The significant decrease in TransCommunity’s net losses during the first quarter of 2005 results from improved performance at all of its affiliates, related to favorable growth in loans and deposits at each of its three subsidiary banks, as well as improved results at TransCommunity’s mortgage banking affiliate. Both Bank of Powhatan and Bank of Goochland, as well as the mortgage banking affiliate, Main Street Mortgage, produced an operating profit for the first quarter of 2005 versus a loss for each of those banks as well as the mortgage company during the same period in 2004. Also, the Bank of Louisa reduced substantially its operating loss for the quarter over the results achieved during 2004.

The Bank of Powhatan contributed net income of $271,050 during the first quarter of 2005 compared to a loss of $180,975 for the same period in 2004. Bank of Powhatan’s losses a year ago resulted from costs associated with the operation of its branch office in Louisa County, which was spun off to form the Bank of Louisa in April 2004.

The Bank of Goochland, which was chartered in late November 2002, became profitable on a monthly operating basis in August 2004, and ended the year 2004 with a loss of less than $25,000. During the first quarter of 2005, Bank of Goochland contributed net profits of $154,146, compared to a loss of $109,484 for the first quarter of 2004.

The Bank of Louisa, which was spun off as a separately chartered bank in April 2004, incurred a loss of $57,293 during the first quarter of 2005, down from losses of $163,507 during the final quarter of 2004.

Main Street Mortgage, a wholly-owned subsidiary of Bank of Powhatan, contributed income of $14,833 during the first quarter of 2005, compared to a loss of $112,190 during the same period in 2004. These results are consolidated in the operating results for the Bank of Powhatan.

Net Interest Margin

TransCommunity’s consolidated net interest margin was 4.69% for the three months ended March 31, 2005, compared with 3.92% for the three months ended March 31, 2004. The increase in the net interest margin in the current interest rate environment compares favorably with the experience of many other commercial banks. The increase in net interest margin reflects the growth in the Bank’s loan portfolios and the resulting increase in their loan to deposit ratios. Also, TransCommunity’s subsidiary banks were able to increase their average yield on loans by 56 basis points while only increasing their average cost of funds by 22 basis points during the first quarter of 2005.

TransCommunity’s net interest margin analysis and average balance sheets for the three months ended March 31, 2005 and 2004, are shown in Schedule I on page 19.

Provision for Loan Losses

TransCommunity’s consolidated provision for loan losses for the first three months of 2005 was $64,561, resulting in a consolidated allowance for loan losses of $1,486,639 (1.42% of total loans) at March 31, 2005. The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management, based upon management’s periodic review of the collectibility of the loans that considers industry historical loss experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. The allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Loans that are classified adversely are assigned a risk percentage based on the classification to which they are assigned. In addition, an allowance is established for problem loans individually or by grouping. Bank of Goochland and Bank of Louisa, as de novo banks not yet in business three years, use a loss experience rate based on peer bank data when establishing the provision for loan losses, subject to upward adjustment for any individually identified problem loans. The methodology used by TransCommunity’s subsidiary banks to calculate the provision for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. As TransCommunity’s subsidiary banks develop a historical loss experience, they will reduce reliance on peer bank statistics, and the evaluation methodology will be adjusted to reflect actual experience.

Noninterest Income

Noninterest income increased from $637,347 in the first three months of 2004 to $1,201,105 in the first three months of 2005. Noninterest income as a percentage (annualized) of average assets for the first three months of 2005 was 3.34% compared to 2.39% for the first three months of 2004. Commissions and fees received by Main Street Mortgage increased $441,505, or 81.04%, due to the increase in the volume of loans originated. Bank service charges and fees increased $122,253, or 132.08%, due to the continuing increase in TransCommunity’s customer base and deposits.

Noninterest Expense

Noninterest expense increased from $2,353,145 in the first three months of 2004 to $3,139,909 in the first three months of 2005. A schedule of noninterest expense by company or division is shown below. The expenses of Main Street Mortgage are mostly salaries and commissions related to the origination of mortgage loans. The expenses of TransCommunity relate mainly to on-going operation of the holding company’s support services for the banks to the extent those costs are not being fully allocated to the banks, the continuing start-up operations of the asset management/trust banking services and insurance agency and preliminary expenses incurred in connection with efforts to organize a new subsidiary bank in Rockbridge County, Virginia. Bank of Powhatan’s decrease in expenses reflects the elimination of the expenses associated with the operation of the branch office in Louisa during the first quarter of 2004. This branch was spun off as a stand alone national bank in April 2004. Noninterest expense, as a percentage (annualized) of average assets, improved slightly for the first three months of 2005 to 8.74%, down from 8.83% for the first three months of 2004.

Income Taxes

No provision for income tax benefits associated with the net losses has been recorded in the statement of operations since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future. Accordingly, the deferred tax asset related to the tax loss carryforwards and other deductible temporary differences have been reduced by a valuation allowance. Management will continue to monitor TransCommunity’s trend toward profitable operations and when sufficient evidence becomes available, TransCommunity will reduce the valuation allowance and recognize the related tax benefit in the statement of operations.

Loans

Total loans increased $139,131 during the first three months of 2005 to $105,053,830.

Loans by type are shown in the following schedule:

	(In Thousands)
Type	March 31, 2005	December 31, 2004
Commercial and agricultural	$41,294	$41,875
Real estate -construction	14,967	33,647
Real estate -mortgage	41,102	19,810
Installment loans to individuals	7,690	9,583

Total loans	105,053	104,915

Less allowance for loan losses	(1,486)	(1,422)

Net Loans	$103,567	$103,493

Nonaccrual and Restructured Loans

At March 31, 2005, TransCommunity did not have any loans classified as nonaccrual or restructured. Loans in the amount of $438,000 (consisting principally of a single loan) were in a nonaccrual status as of March 31, 2004. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income may not be collected.

Allocation for the Allowance for Loan Losses

The following table shows the allocation for the allowance for loan losses at:

	March 31, 2005		December 31, 2004
Balance at end of period applicable to	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Commercial	$584,371	40%	$567,598	40%
Real estate - construction	211,801	14%	456,071	32%
Real estate - mortgage	581,639	39%	268,516	19%
Installment	108,828	7%	129,893	9%

Total Allowance for Loan Losses	$1,486,639	100%	$1,422,078	100%

Deposits

TransCommunity’s deposits increased $4,659,439 during the first three months of 2005 to $128,321,355 at March 31, 2005. A schedule of deposits by type is shown in the Company’s consolidated statements of financial condition. Time deposits of $100,000 or more equaled 21.91% of deposits at March 31, 2005.

Capital

As of March 31, 2005, Bank of Powhatan had a ratio of Tier 1 capital to assets of 10.09%, well in excess of the 6% ratio required by federal regulatory agencies for Bank of Powhatan to be considered “well capitalized.” At the same date, Bank of Louisa had a Tier 1 capital to asset ratio of 19.12%, significantly greater than the 8% ratio required for a bank during its first three years of operations. Although TransCommunity expects both of these ratios to decrease in 2005 as both banks continue to grow, it nevertheless expects both banks to remain “well capitalized” with Tier 1 capital ratios well above required regulatory minimums at December 31, 2005. Bank of Goochland, which opened for business in 2002, has grown especially quickly. For this reason, in December 2004 TransCommunity added $500,000 to the capital of Bank of Goochland, which had a Tier 1 capital to assets ratio of 8.50% at March 31, 2005. TransCommunity expects it may have to further increase Bank of Goochland’s capital before the end of 2005 in order for it to continue to meet the 8% minimum Tier 1 capital to assets ratio required for new banks to be considered “well capitalized” during their first three years of operations.

Liquidity and Interest Sensitivity

At March 31, 2005, TransCommunity had consolidated liquid assets of approximately $13.4 million in the form of cash, federal funds sold and available-for-sale investments. With respect to each of the subsidiary banks, management believes that liquid assets are adequate at March 31, 2005. Management anticipates that additional liquidity will be provided for the banks by the growth in deposit accounts and loan repayments. TransCommunity’s bank subsidiaries also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. TransCommunity has established a line of credit of $1,700,000 with a non-affiliated bank that is secured by pledging a portion of the outstanding shares of Bank of Powhatan, to use for working capital at the parent holding company level. Of this amount, $250,000 remained available at March 31, 2005. Nevertheless, at the parent holding company level, TransCommunity’s liquidity is dependent on borrowed funds, dividends from its subsidiary banks, and capital obtained through the sale of shares of TransCommunity common stock. At March 31, 2005, TransCommunity’s liquidity at the holding company level was believed to be sufficient for operations over the next several quarters but not sufficient for continued longer-term operations, absent an additional infusion of capital or a restructuring of certain of its holding company operations.

Historically, TransCommunity has relied primarily on non-underwritten public offerings of its stock to support its operations. As a result, TransCommunity’s liquidity, particularly at the holding company level, has been and continues to be significantly affected by its ability to sell capital stock. In May 2004, TransCommunity commenced a non-underwritten public offering of up to 1,000,000 shares of its common stock at a price of $15 per share. In February 2005, TransCommunity terminated this offering, through which it sold 225,628 shares and received proceeds of $3,197,403 which is net of offering expenses totaling $187,017. TransCommunity is exploring an alternative strategy seeking to raise larger amounts of capital more quickly and efficiently than has been possible through a non-underwritten public offering of the type previously utilized by TransCommunity. There is no assurance that TransCommunity will be successful in its efforts to raise additional capital. If TransCommunity is not successful in raising significant additional capital, it will have to consider restructuring certain of its holding company operations.

TransCommunity’s subsidiary banks are restricted in their ability to pay dividends to TransCommunity and only Bank of Powhatan is legally able to do so at the present time. Nevertheless, even if legally permitted to pay dividends, the subsidiary banks may be required to retain earnings in order to support their own continued growth in loans and deposits. As a result, until TransCommunity is able to develop sufficient levels of other fee-based sources of income at the parent holding company level to support its operations, it will remain dependent on borrowings or on the sale of stock to generate funds to support its operations. The inability of TransCommunity to sell a significant number of additional shares of capital stock would likely have a material adverse effect on TransCommunity’s financial position and its ability to execute its current business plan. Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity’s short term or long term liquidity.

At March 31, 2005, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 8.14% for the one year repricing period. This generally indicates that earnings would improve in a increasing interest rate environment as assets reprice more quickly than liabilities. Conversely, earnings would probably decrease in periods during which interest rates are decreasing if management were unable to adjust its asset/liability planning strategy. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank.

TransCommunity’s interest rate sensitivity analysis is shown in Schedule II on page 20 .

Future Prospects

TransCommunity’s strategy is to grow principally through the establishment of de novo banks in relatively under-banked communities experiencing faster-than-average growth. Newly-chartered banking institutions normally experience losses during their early years of operation, as it takes time to build a loan portfolio generating sufficient interest income to offset operating costs.

Management anticipates that Bank of Powhatan and Bank of Goochland will experience continued growth and continued profitability in 2005, and that during 2005 Bank of Powhatan will continue to be positioned to pay dividends to TransCommunity.

We anticipate that our newest bank subsidiary, Bank of Louisa, as well as future de novo banks we may establish, will initially experience operating losses as they establish their customer base, but that each institution will reach profitability as they execute TransCommunity’s community banking strategy and take advantage of the operational cost savings afforded by using TransCommunity’s common operating platform. Additionally, TransCommunity’s new Financial Services division, offering asset management, trust banking, securities brokerage and insurance will begin generating revenues during 2005, and is expected to contribute to TransCommunity’s profitability in the years ahead, though not in 2005.

Nevertheless, our future prospects will be significantly impacted by our ability to raise sufficient capital through the sale of shares of our stock, as described above under “Liquidity and Interest Sensitivity.” If we are unable to raise sufficient additional capital, we will not be able to charter new de novo banks, and we would have substantial difficulties supporting our current levels of operations, particularly those provided at the holding company level.

As previously reported, in February 2005, TransCommunity withdrew its application to form a de novo national bank subsidiary in Rockbridge County, Virginia, under the name Bank of Rockbridge. Nevertheless, subject to its ability to adequately capitalize a new bank subsidiary, TransCommunity remains committed to establishing a banking presence in Rockbridge County and it intends to continue to explore all available alternatives for doing so.

Schedule I

TRANSCOMMUNITY FINANCIAL CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEET

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005			2004
	Average Balance Sheet	Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Income/ Expense	Average Rates Earned/Paid
ASSETS
Loans	$104,608,228	$1,976,467	7.56%	$70,933,418	$1,241,842	7.00%
Federal funds sold	9,180,333	54,701	2.38%	8,430,583	19,636	0.93%
Investments	16,666,271	121,521	2.92%	17,041,212	86,728	2.04%

Total Earning Assets	130,454,832	2,152,689	6.60%	96,405,213	1,348,206	5.59%

Allowance for loan losses		(1,447,089)			(914,048)
Non-earning assets	14,708,659			11,128,343

Total Assets	$143,716,402				$106,619,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand - Interest bearing	$34,399,204	$87,175	1.01%	$19,911,571	$47,013	0.94%
Savings	8,612,098	23,016	1.07%	6,320,279	15,690	0.99%
Time deposits	64,646,220	490,904	3.04%	50,329,346	322,902	2.57%

Total Deposits	107,657,522	601,095	2.23%	76,561,196	385,605	2.01%

Other borrowed Funds	2,664,467	21,494	3.23%	1,548,670	17,028	4.40%

Total Interest Bearing Liabilities	110,321,989	622,589	2.26%	78,109,866	402,633	2.06%

Non-interest bearing Deposits	17,484,403				12,966,129
Other liabilities	776,418			310,437

Total Liabilities	128,582,810				91,386,432

Stockholders’ Equity	15,133,592			15,233,076

Total Liabilities and Stockholders’ Equity	$143,716,402			$106,619,508

Net Interest Earnings		$1,530,100			$945,573

Net Interest Margin			4.69%			3.92%

Interest Spread			4.34%			3.53%

Schedule II

TRANSCOMMUNITY FINANCIAL CORPORATION

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2005

	Less than 1 Year	1 to 5 Years		Over 5 Years		Total
Uses of Funds:

Loans:
Commercial	$19,334,954		$19,096,761		$2,863,057	$41,294,772
Real estate	42,438,940		11,487,124		2,142,623	56,068,687
Installment	5,010,135		2,588,160		92,076	7,690,371

Total Loans	66,784,029		33,172,045		5,097,756	105,053,830

Federal funds sold	885,000					885,000
Investment securities at cost	16,998,859		3,899,884		1,000,000	21,898,743
Investment securities at fair value	3,982,812		3,367,540			7,350,352

Total	$88,650,700		$40,439,469		$6,097,756	$135,187,925

Sources of Funds:

Demand Deposits Interest bearing	$33,217,517	$		$		$33,217,517
Savings accounts	8,664,640					8,664,640
Time Deposits:
Under $100,000	19,344,800		21,203,279			40,548,079
Over $100,000	12,939,024		15,169,947			28,108,971

Total Deposits	74,165,981		36,373,226			110,539,207

Federal funds purchased	2,026,000					2,026,000
Borrowings	1,450,000					1,450,000

Total	$77,641,981		$36,373,226	$		$114,015,207

Discrete Gap	11,008,719		4,066,243		6,097,756	21,172,718
Cumulative Gap	11,008,719		15,074,962		21,172,718

Ratio of Cumulative Gap to Total Earning Assets	8.14%		11.15%		15.66%

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as TransCommunity that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We have established disclosure controls and procedures to ensure that material information related to TransCommunity is available to or made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, we evaluate the effectiveness of these disclosure controls and procedures on a quarterly basis, and have done so as of the end of the period covered by this report. Based on this evaluation, TransCommunity’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that TransCommunity’s disclosure controls and procedures were operating effectively as designed as of the date of such evaluation.

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Changes in Internal Controls

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the quarter ended March 31, 2005, in the course of the audit of the Company’s financial statements for 2004 and its review of the Company’s Form 10-KSB for 2004, the Company’s independent auditors noted a weakness in controls over the financial reporting process amounting to a significant deficiency. This weakness reflected a need for improved controls to ensure accuracy and completeness in the preparation of financial reports, including adequate review and verification of report contents and supporting documentation, including spreadsheets. In order to address this issue and to improve the Company’s financial reporting process generally, the Company has added an internal controller to its staff. The Company is also undertaking to address other recommendations made by the auditors, none of which was categorized as a significant deficiency. Other than those noted in the preceding sentence, during TransCommunity’s most recent fiscal quarter, there were no significant changes in TransCommunity’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Part II Other Information

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-QSB

Exhibit No.	Description of Exhibits
3.1	Articles of Incorporation of TransCommunity (as amended May 25, 2004) (1)

3.2	Bylaws of TransCommunity (as amended May 25, 2004) (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Operating Officer pursuant to Rule 13a-14(a) (filed herewith).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32	Certifications of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.

Signature

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 16, 2005	/s/ WILLIAM C. WILEY
William C. Wiley
Chairman of the Board and Chief Executive Officer

Date: May 16, 2005	/s/ BRUCE B. NOLTE
Bruce B. Nolte
President and Chief Operating Officer

Date: May 16, 2005	/s/ THOMAS M. CROWDER
Thomas M. Crowder
Chief Financial Officer