Form 10KSB/A
period 2004-12-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2005-07-15
CIK 1140249

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-33355

TransCommunity Financial Corporation

(Name of small business issuer in its charter)

Virginia	54-2032355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive
Glen Allen, VA	23060
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (804) 934-9999

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock - $0.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Issuer’s revenues for its most recent fiscal year were $10,882,038.

As of March 15, 2005, the aggregate market value of the voting stock held by non-affiliates, based on the sales price of $15 per share, which was the price at which 182,895 shares of common stock were sold by the registrant between June 1, 2004 and December 31, 2004, in a public offering of its shares, was approximately $29.4 million.

The number of shares of the registrant’s common stock outstanding as of March 25, 2005, was 2,293,241.

Explanatory Note

This Amendment No. 2 is filed to revise certain disclosures contained in Part II, Item 8A - Controls and Procedures, of the Company’s original filing on Form 10-KSB for the year ended December 31, 2004, initially filed with the SEC on March 30, 2005 and on Amendment No. 1 to Form 10-KSB/A filed with the SEC on May 16, 2005. In accordance with the rules of the Securities and Exchange Commission, Item 8A is being filed in its entirety. In addition, Item 13 of Part III has been amended to currently date the certifications of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer are attached to this Amendment No. 2 as exhibits 31.1, 31.2 and 31.3, respectively.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as TransCommunity that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are required to include in those reports certain information concerning the issuer’s controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We have established disclosure controls and procedures to ensure that material information related to TransCommunity is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. Our chief executive officer, chief operating officer and chief financial officer have reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on their reevaluation, have concluded that such disclosure controls and procedures did not operate effectively as of December 31, 2004. This conclusion is based on two factors. First, as previously reported in the Company’s Form 10-QSB for the quarter ended March 31, 2005, during that quarter the Company’s independent auditors identified a weakness in the Company’s controls over the financial reporting process amounting to a significant deficiency. Second, as previously reported in the Company’s Form 8-K filed May 12, 2005, the Company determined in early May, 2005, that one or more errors occurred during the first quarter of 2005 in the process of compiling the Company’s consolidated financial statements for 2004. This resulted in underreporting the Company’s consolidated net loss for 2004 by approximately $254,000 in the original 2004 consolidated financial statements included in the Company’s Form 10-KSB filed March 30, 2005. As a result, the Company filed an amended Form 10-KSB/A on May 16, 2005, containing restated financial statements for 2004. Both (i) the identification by the Company’s independent auditors of a weakness in controls over the financial reporting process amounting to a significant deficiency, and (ii) the determination by the Company that the Company’s consolidated financial statements for 2004 included in its Form 10-KSB filed March 30, 2005, required restatement, occurred after December 31, 2004. Nevertheless, the Company subsequently has concluded that both these factors should have been reflected in its evaluation of its disclosure controls and procedures as they existed at December 31, 2004. As noted in Item 3(b) of the Company’s Form 10-QSB for the quarter ended March 31, 2005, the Company added an internal comptroller to its staff during the second quarter of 2005. This addition has reduced, and the Company believes it will continue to reduce, the Company’s reliance on external financial reporting assistance and will improve the Company’s control over its financial reporting process and will help to assure that the Company’s disclosure controls and procedures operate effectively in the future.

Changes in Internal Control over Financial Reporting

There were no changes in TransCommunity’s internal control over financial reporting during TransCommunity’s quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, TransCommunity’s internal control over financial reporting.

2

Item 13. Exhibits

Exhibits

The following exhibits are filed as part of this Form 10-KSB/A, and this list includes the exhibit index:

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Operating Officer pursuant to Rule 13a-14(a) (filed herewith).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION

By:	/s/ Bruce B. Nolte
Bruce B. Nolte
President and Chief Operating Officer
Date:	July 15, 2005

4