Form 10QSB/A
period 2005-03-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2005-07-15
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB/A

(Amendment No. 1)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

Commission File No. 000-33355

TRANSCOMMUNITY FINANCIAL CORPORATION

(Exact name of small business issuer as specified in its charter)

Virginia	54-2032355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Explanatory Note

This Amendment No. 1 is filed to revise certain disclosures contained in Part I, Item 3 - Controls and Procedures, of the Company’s original filing on Form 10-QSB for the quarter ended March 31, 2005, initially filed with the SEC on May 16, 2005. In accordance with the rules of the Securities and Exchange Commission, Item 3 is being filed in its entirety. In addition, Item 6 of Part II has been amended to currently date the certifications of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer are attached to this Amendment No. 2 as exhibits 31.1, 31.2 and 31.3, respectively.

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

We have established disclosure controls and procedures to ensure that material information related to TransCommunity is available to or made known to our principal executive officers and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. Our chief executive officer, chief operating officer and chief financial officer have reevaluated the effectiveness of these disclosure controls and procedures as of the end of the period covered by this report and, based on their reevaluation, have concluded that such disclosure controls and procedures did not operate effectively as of March 31, 2005. This conclusion is based on two factors. First, as previously reported in the Company’s Form 10-QSB for the quarter ended March 31, 2005, during that quarter the Company’s independent auditors identified a weakness in the Company’s controls over the financial reporting process amounting to a significant deficiency. Second, as previously reported in the Company’s Form 8-K filed May 12, 2005, the Company determined in early May, 2005, that one or more errors occurred during the first quarter of 2005 in the process of compiling the Company’s consolidated financial statements for 2004. This resulted in underreporting the Company’s consolidated net loss for 2004 by approximately $254,000 in the original 2004 consolidated financial statements included in the Company’s Form 10-KSB filed March 30, 2005. As a result, the Company filed an amended Form 10-KSB/A on May 16, 2005, containing restated financial statements for 2004. The Company subsequently has concluded that both these factors should have been reflected in its evaluation of its disclosure controls and procedures as they existed at March 31, 2005. As noted in Item 3(b) of the Company’s Form 10-QSB for the quarter ended March 31, 2005, the Company added an internal controller to its staff during the second quarter of 2005. This addition has reduced, and the Company believes it will continue to reduce, the Company’s reliance on external financial reporting assistance and will improve the Company’s control over its financial reporting process and will help to assure that the Company’s disclosure controls and procedures operate effectively in the future.

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

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As stated above, during the quarter ended March 31, 2005, in the course of the audit of the Company’s financial statements for

2

2004 and its review of the Company’s Form 10-KSB for 2004, the Company’s independent auditors noted a weakness in controls over the financial reporting process amounting to a significant deficiency. This weakness reflected a need for improved controls to ensure accuracy and completeness in the preparation of financial reports, including adequate review and verification of report contents and supporting documentation, including spreadsheets. Also, as stated above, after the end of the period covered by this report, the Company determined that one or more errors occurred during the first quarter of 2005 in the process of compiling the Company’s consolidated financial statements for 2004. The Company believes this error reflected the weakness in controls over the financial accounting process previously identified by the Company’s independent auditors. In order to address this issue and to improve the Company’s financial reporting process generally, during the quarter ended June 30, 2005, the Company added an internal controller to its staff. The Company also has addressed other recommendations made by the auditors, none of which was categorized as a significant deficiency. Other than those noted in the two preceding sentences, during TransCommunity’s fiscal quarter ended March 31, 2005, there were no significant changes in TransCommunity’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

3

Item 6. Exhibits

Exhibits

The following exhibits are filed as part of this Form 10-QSB/A.

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Operating Officer pursuant to Rule 13a-14(a) (filed herewith).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

4

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: July 15, 2005	/s/ Bruce B. Nolte
Bruce B. Nolte
President and Chief Operating Officer

5