Form 10QSB
period 2005-06-30
TRANSCOMMUNITY FINANCIAL CORP
filed 2005-08-12
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005

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

(804) 934-9999

(Issuer's Telephone Number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.      Yes ☒       No☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 12, 2005
Common Stock, par value - $0.01	4,593,241 shares

Transitional Small Business Disclosure Format (Check One):       Yes ☐        No ☒

TRANSCOMMUNITY FINANCIAL CORPORATION

INDEX

		Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	2

	Consolidated Balance Sheets –
	June 30, 2005 and December 31, 2004	2

	Consolidated Statements of Operations – Three and Six Months Ended
	June 30, 2005 and 2004	3

	Consolidated Statements of Changes in Stockholders' Equity –
	Six Months Ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows – Six Months
	Ended June 30, 2005 and 2004	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	25

Item 6.	Exhibits	25

	SIGNATURES	26

Part I Financial Information

Item 1. Financial Statements (Unaudited)

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004

	June 30, 2005 Unaudited	December 31, 2004
Assets

Cash and due from banks	$5,070,054	$3,617,266
Federal funds sold	1,961,000	143,000

Total cash and cash equivalents	7,031,054	3,760,266

Securities available for sale, at fair value	6,381,599	17,876,464
Securities held to maturity	25,392,611	9,899,035

Loans	110,339,525	104,914,700
Allowance for loan losses	(1,576,537)	(1,422,078)
Total loans, net	108,762,988	103,492,622

Premises and equipment, net	7,102,783	6,142,819
Federal Reserve bank stock (restricted)	507,300	507,300
Other assets	1,769,037	1,369,244

Total assets	$156,947,372	$143,047,750

Liabilities

Deposits:
Demand:
Noninterest bearing	$19,621,317	$15,549,428
Interest bearing	42,017,585	36,603,311
Savings	9,312,285	8,502,482
Time	69,045,025	63,006,695

Total deposits	139,996,212	123,661,916

Federal funds purchased	144,000	2,277,000
Note payable	1,450,000	1,450,000
Accrued interest payable	266,539	205,879
Accrued expenses and other liabilities	626,219	514,447

Total liabilities	142,482,970	128,109,242

Stockholders' Equity
Common stock (5,000,000 shares authorized $.01 par value) 2,293,241 and 2,250,508 shares issued and outstanding at June 30,2005 and December 31, 2004	22,932	22,505
Additional paid in capital	23,253,521	22,753,004
Expenses of stock offering	(81,796)	(186,083)
Accumulated deficit	(8,682,335)	(7,607,270)
Accumulated other comprehensive income (loss)	(47,920)	(43,648)

Total stockholders' equity	14,464,402	14,938,508

Total liabilities and stockholders' equity	$156,947,372	$143,047,750

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Interest and dividend income
Interest on loans, including fees	$2,167,495	$1,368,902	$4,143,962	$2,610,745
Interest on federal funds sold	138,344	17,320	193,046	36,957
Dividends on equity securities	15,219	0	19,719	—
Interest on debt securities	104,236	108,498	221,258	189,180

Total interest income	2,425,294	1,494,720	4,577,985	2,836,882

Interest expense
Interest on deposits	698,654	384,093	1,299,750	769,698
Interest on other borrowed funds	34,257	16,121	52,498	33,149

Total interest expense	732,911	400,214	1,352,248	802,847

Net interest income	1,692,383	1,094,506	3,225,737	2,034,035

Provision for loan losses	89,898	118,457	154,459	264,253

Net interest income after provision for loan losses	1,602,485	976,049	3,071,278	1,769,782

Noninterest income
Bank service charges and fees	235,841	400,249	450,650	498,851
Commissions and fees from loan originations	1,100,949	812,716	2,087,244	1,357,505

Total noninterest income	1,336,790	1,212,965	2,537,894	1,856,356

Noninterest expense
Salaries and employee benefits	2,087,922	1,688,693	4,082,033	3,096,779
Occupancy expenses	206,914	185,803	442,019	327,043
Equipment expenses	184,008	161,227	339,274	322,811
Other operating expenses	1,062,229	873,559	1,820,911	1,515,924

Total noninterest expense	3,541,073	2,909,282	6,684,237	5,262,557

Net loss	$(601,798)	$(720,268)	$(1,075,065)	$(1,636,419)

Net loss per share (basic and diluted)	$(0.26)	$(0.35)	$(0.47)	$(0.79)

Weighted average number of shares outstanding	2,293,241	2,072,085	2,285,740	2,069,723

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS END JUNE 30, 2005 AND 2004
(UNAUDITED)

	Shares of Common Stock	Common Stock Subscriptions	Expenses of Current Stock Offering	Common Stock	Paid in Surplus	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2004	2,250,508	$—	$(186,083)	$22,505	$22,753,004	$(7,607,270)	$(43,648)	$14,938,508

Net loss	—	—	—	—	—	(1,075,065)	—	(1,075,065)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(4,272)	(4,272)
Total comprehensive loss	—	—	—	—	—	—	—	(1,079,337)
Subscriptions received	—	640,495	—	—	—	—	—	640,495
Common stock issued	42,733	(640,495)	—	427	640,068	—	—	—
Expenses of stock offering	—	—	(82,730)	—	—	—	—	(82,730)
Transfer of stock offering expenses	—	—	187,017	—	(187,017)	—	—	—
Deferred compensation expense	—	—	—	—	47,466	—	—	47,466
Balance,
June 30, 2005	2,293,241	$—	$(81,796)	$22,932	$23,253,521	$(8,682,335)	$(47,920)	$14,464,402

Balance,
December 31, 2003	2,067,613	$—	$—	$20,676	$19,916,482	$(5,025,853)	$(9,863)	$14,901,442

Net loss	—	—	—	—	—	(1,636,419)	—	(1,636,419)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(29,877)	(29,877)
Total comprehensive loss	—	—	—	—	—	—	—	(1,666,296)
Subscriptions received	—	409,200	—	—	—	—	—	409,200
Common stock issued	25,117	(376,755)	—	251	376,504	—	—	—
Deferred compensation expense	—	—	—	—	47,464	—	—	47,464
Balance,
June 30, 2004	2,092,730	$32,445	$—	$20,927	$20,340,450	$(6,662,272)	$(39,740)	$13,691,810

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

	Six months ended
	June 30, 2005	June 30, 2004

Operating activities:
Net loss	$(1,075,065)	$(1,636,419)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	154,459	264,253
Accretion income	(2,983)	(27,103)
Depreciation	256,861	202,958
Loss (gain) on disposition of property	2,064	(967)
Deferred compensation expense	47,466	47,464
Net change in:
Other assets	(399,793)	(538,093)
Interest payable	60,660	3,488
Accrued expenses and other liabilities	111,772	99,686

Net cash used in operating activities	(844,559)	(1,584,733)

Investing activities:
Purchase of securities held to maturity	(37,500,000)	(16,919,321)
Purchase of securities available for sale	—	(6,999,383)
Proceeds from maturities of securities held to maturity	22,000,000	16,599,250
Proceeds from maturities of securities available for sale	11,500,000	1,519,928
Purchase of Federal Reserve bank stock	—	(150,000)
Net change in loans	(5,424,825)	(14,876,197)
Proceeds from the sale of property	—	2,500
Payments for the Purchase of premises and equipment	(1,218,889)	(223,410)

Net cash used in investing activities	(10,643,714)	(21,046,633)

Financing activities:
Net change in federal funds purchased	(2,133,000)	4,535,000
Proceeds from sale of common stock	640,495	409,200
Costs associated with stock offering	(82,730)	—
Proceeds from other short term borrowings	—	352,000
Curtailment of debt	—	(198,000)
Net change in:
Demand deposits	9,486,163	14,312,977
Savings deposits	809,803	1,828,203
Time deposits	6,038,330	1,011,793

Net cash provided by financing activities	14,759,061	22,251,173

Net increase (decrease) in cash and cash equivalents	3,270,788	(380,193)

Cash and cash equivalents:
Beginning of the period	3,760,266	8,099,777

End of the period	$7,031,054	$7,719,584

Supplemental disclosures of cash flow information:
Interest paid	$1,291,588	$799,359

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements of TransCommunity Financial Corporation ("TransCommunity") conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005, and the results of operations for the three and six month periods ended June 30, 2005 and 2004. The Consolidated Balance Sheet at Decemebr 31, 2004 was derived from audited financial data. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting period. The assumptions are based on information available as of the date of the financial statements and could differ from actual results. The results for the interim periods are not necessarily indicative of annual performance. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2004 financial statements for TransCommunity, which statements were included in the Company's annual report on Form 10-KSB/A filed with the Securities and Exchange Commission.

Consolidation Policy

The consolidated financial statements include TransCommunity headquarters, Bank of Powhatan, N.A. ("Bank of Powhatan"), Bank of Goochland, N.A. ("Bank of Goochland"), Bank of Louisa, N.A. ("Bank of Louisa"); Main Street Mortgage and Investment Corporation ("Main Street Mortgage"), a wholly owned subsidiary of Bank of Powhatan, TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. (collectively, "TransCommunity" or the "Company"). All significant intercompany balances and transactions have been eliminated.

NOTE 2 INVESTMENT SECURITIES:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2005 are shown in the table below. As of June 30, 2005 U.S. Agency Securities with a carrying value of $10,533,600 were pledged as collateral for public deposits.

Securities Available for Sale
June 30, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Agency notes	$6,429,519	$—	$(47,920)	$6,381,599

Securities Held to Maturity
 June 30, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Agency discount notes	$12,496,333	$—	$(1,833)	$12,494,500
U.S. Agency notes	12,896,278	—	(49,474)	12,846,804

Total Securities Held to Maturity	$25,392,611	$—	$(51,307)	$25,341,304

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

Securities in an unrealized loss position at June 30, 2005 are shown below. The unrealized loss positions were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.

	(In Thousands)
	Less than 12 months		12 months or more		Total
June 30, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$30,222,901	$99,227	$—	$—	$30,222,901	$99,227

Total	$30,222,901	$99,227	$—	$—	$30,222,901	$99,227

The unrealized loss is the aggregate of 15 U.S. Agency notes, all of which have a continuous loss period of less than 12 months. No impairment has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 STOCK OPTION PLAN:

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

The fair value of each option granted on April 15, 2003 was $3.30 using the "Black Scholes Option Pricing" method with the following assumptions: risk free interest rate 4.00%, expected life – 10 years, expected volatility – zero and expected dividends of zero. A total of 1,300 options have expired as June 30, 2005, and 700 options have been exercised pursuant to the Plan.

A summary of the options granted is shown in the following table:

	For the Six Months Ended
	June 30
	2005	2004
Outstanding at beginning of the year	317,375	318,675
Granted
Exercised	(100)	—
Terminated	—	(1,300)

Outstanding at June 30	317,275	317,375

Options exercisable at June 30	243,153	127,892

Exercise Price	$10.00	$10.00
Weighted average remaining contracted life
at June 30, 2005	90 Months

TransCommunity accounts for the Plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 STOCK OPTION PLAN (CONTINUED):

The following table illustrates the effect on net loss and loss per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the Plan.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net loss, as reported	$(601,798)	$(720,268)	$(1,075,065)	$(1,636,419)
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method	(36,066)	(64,617)	(72,131)	(183,483)

Pro Forma Net Loss	$(637,864)	$(784,885)	$(1,147,196)	$(1,819,902)
Loss per Share:
Basic - as reported	$(.26)	$(.35)	$(.47)	$(.79)
Basic - pro forma	$(.28)	$(.38)	$(.50)	$(.88)

NOTE 4 LOSS PER SHARE:

Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity's outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate. Therefore, basic and dilutive losses per share are identical.

NOTE 5 BUSINESS SEGMENTS:

TransCommunity conducts its business through three business segments including: TransCommunity's three commercial bank subsidiaries (the "Banks"); and Main Street Mortgage, a mortgage banking company that TransCommunity owns through Bank of Powhatan. Additionally, during 2004, TransCommunity obtained trust banking powers for each of its subsidiary banks, and established TransCommunity Investment Advisors, Inc., a registered investment advisor, and TransCommunity Investment Services, Inc., an insurance agency and securities brokerage firm, as direct subsidiaries of the holding company. Management of the trust banking, investment management and securities and insurance brokerage services is consolidated at the holding company in a financial services division and is deemed by TransCommunity to be a separate business segment.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 BUSINESS SEGMENTS (CONTINUED):

	Three Months Ended June 30, 2005
	(In Thousands)
	Banks	Main Street	Financial Services	Trans- Community	Elimi- nations	Consolidated
Net interest income	$1,730	$(10)	$—	$(28)	$—	$1,692
Provision for loan losses	(58)	(32)	—	—	—	(90)
Noninterest income	183	1,101	91	65	(102)	1,338
Noninterest expense	(1,514)	(1,037)	(197)	(895)	102	(3,541)
Income (Loss) from from subsidiaries	22	—	—	257	(279)	—
Net Income (Loss)	$363	$22	$(106)	$(601)	$(279)	$(601)

Total Assets	$156,804	$1,430	$18	$16,236	$(17,541)	$156,947

	Three Months Ended June 30, 2004
	(In Thousands)
	Banks	Main Street	Financial Services	Trans- Community	Elimi- nations	Consolidated
Net interest income	$1,114	$(10)	$—	$(10)	$—	$1,094
Provision for loan losses	(118)	—	—	—	—	(118)
Noninterest income	401	813	—	299	(299)	1,214
Noninterest expense	(1,690)	(761)	—	(758)	299	(2,910)
Income (Loss) from from subsidiaries	42	—	—	(251)	209	—
Net Income (Loss)	$(251)	$42	$—	$(720)	$209	$(720)

Total Assets	$120,352	$1,430	$—	$15,350	$(16,395)	$120,686

	Six Months Ended June 30, 2005
	(In Thousands)
	Banks	Main Street	Financial Services	Trans- Community	Elimi- nations	Consolidated
Net interest income	$3,287	$(21)	$—	$(40)	$—	$3,226
Provision for loan losses	(107)	(47)	—	—	—	(154)
Noninterest income	354	2,087	178	149	(229)	2,539
Noninterest expense	(2,839)	(1,982)	(414)	(1,680)	229	(6,686)
Income (Loss) from from subsidiaries	37	—	—	496	(533)	—
Net Income (Loss)	$732	$37	$(236)	$(1,075)	$(533)	$(1,075)

Total Assets	$156,804	$1,430	$18	$16,236	$(17,541)	$156,947

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 BUSINESS SEGMENTS (CONTINUED):

	Six Months Ended June 30, 2004
	(In Thousands)
	Banks	Main Street	Financial Services	Trans- Community	Elimi- nations	Consolidated
Net interest income	$2,066	$(18)	$—	$(14)	$—	$2,034
Provision for loan losses	(264)	—	—	—	—	(264)
Noninterest income	494	1,357	—	304	(299)	1,856
Noninterest expense	(2,765)	(1,410)	—	(1,386)	299	(5,262)
Income (Loss) from from subsidiaries	(71)	—	—	(541)	612	—
Net Income (Loss)	$(540)	$(71)	$—	$(1,637)	$612	$(1,636)

Total Assets	$120,352	$1,379	$—	$15,350	$(16,395)	$120,686

NOTE 6 SUBSEQUENT EVENTS:

On July 22, 2005, TransCommunity completed the sale of 2,300,000 shares of its common stock at $8.00 per share in a registered public offering to a limited number of institutional investors. The minimum share purchase in the offering was 25,000 shares. The offering was made through a firm commitment underwriting in which Sandler O'Neill & Partners, L.P. served as the sole manager. TransCommunity received net proceeds from the offering of approximately $16.9 million after deducting underwriting discounts and estimated expenses. A portion of the net proceeds from the offering were used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity's line of credit. TransCommunity anticipates that a portion of the remaining proceeds, estimated to be approximately $8.0 million, will be used to provide the initial capital for a new bank TransCommunity seeks to establish in Rockbridge County, Virginia. Additionally, proceeds will be used to increase the capital of TransCommunity's existing subsidiary banks, Bank of Powhatan, N.A., Bank of Goochland, N.A. and Bank of Louisa, N.A., as required to accommodate anticipated future growth, and for general corporate purposes which may include, among other things, operating expenses of the holding company headquarters and the financial services division.

Item 2. Management's Discussion and Analysis or Plan of Operation

 Forward Looking Statements

The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition or state other information that is "forward-looking".  "Forward-looking" statements are easily identified by the use of words such as "could", "could anticipate", "estimate", "believe", and similar words that refer to the future outlook. There is always a degree of uncertainty associated with "Forward-looking" statements. The Company's management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

Many factors could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

•	General economic conditions, either nationally or within the Company's markets, could be less favorable than expected;
•	Changes in market interest rates could affect interest margins and profitability;
•	Competitive pressures could be greater than anticipated; and
•	Legal or accounting changes could affect the Company's results.

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

Overview

TransCommunity Financial Corporation is a financial services holding company headquartered in Richmond, Virginia. The Company was organized in 2001 under the name TransCommunity Bankshares Incorporated and changed its name to TransCommunity Financial Corporation during 2004. Currently, our banking business is conducted through the Bank of Powhatan, N.A., the Bank of Goochland, N.A. and the Bank of Louisa, N.A. all of which are wholly-owned bank subsidiaries located in central Virginia (together, the "Banks"). TransCommunity also owns Main Street Mortgage & Investment Corporation, a mortgage banking company owned through Bank of Powhatan, as well as TransCommunity Investment Services, Inc., an insurance agency and investment broker, and TransCommunity Investment Advisors, Inc., a registered investment advisor. TransCommunity's non-banking affiliates offer their services through each of TransCommunity's bank subsidiaries, as well as through a network of non-bank offices located throughout the Commonwealth of Virginia.

TransCommunity offers a broad range of banking products to individuals, professionals and small- to medium-sized businesses, with an emphasis on providing superior, personalized service and local decision-making authority. We attract experienced local management teams and local independent boards of directors with strong community affiliations and extensive business backgrounds and business development potential in our primary market areas. We support our banks by providing product development, marketing, technology, financial, regulatory, managerial, and other back-office support through our common operating platform. We believe our resulting rapid decision-making and high level of customer service provide us with a competitive advantage in meeting customers' needs. As a result, our banks have been able to generate strong net interest margins. For the six month period ended June 30, 2005, our consolidated net interest margin was 4.71%.

Consolidated Results

For the six month period ended June 30, 2005, TransCommunity had a net loss of $1,075,065 compared with a net loss of $1,636,419 for the same period in 2004. The net loss per share was $.47 for the six month period ended June 30, 2005 as compared with a net loss of $.79 per share for the same period in 2004. For the quarter ended June 30, 2005, TransCommunity reported a loss of $601,798, as compared with a loss of $720,268 for the similar period during 2004. The net loss per share was $.26 for the three month period ended June 30, 2005 as compared with a net loss of $.35 per share for the same period in 2004.

The decrease in TransCommunity's net losses for the six months and quarter ended June 30, 2005 over the losses reported during the similar periods during 2004 reflects the increasing profitability of Bank of Goochland, Bank of Powhatan and Main Street Mortgage, and reduced operating losses at the Bank of Louisa. Additionally, during the six month period ended June 30, 2005, TransCommunity's Financial Services division incurred operating losses in the amount of $235,625. The Financial Services division did not commence operations until July 1, 2004; however, during the last six months of 2004, the Financial Services division incurred operating losses of $362,575.

At June 30, 2005, TransCommunity had total assets of $156.9 million, total loans net of the allowance for loan losses of $108.8 million, total deposits of $140.0 million and total stockholders' equity of $14.5 million.

Business Segment Results

Banks
Our banks focus on lending to individuals and small- to medium-sized businesses and professional firms that are located in or conduct a substantial portion of their businesses in our market area. We offer a range of lending services, including residential real estate loans, commercial real estate loans, construction loans, commercial business loans and commercial lines of credit, as well as a variety of consumer loans. We believe we have a competitive market advantage over larger national and regional banking institutions because we provide borrowers with a wide variety of lending products in the range of approximately $250,000 to $1.5 million that these larger banks may not want to offer, because of the size or characteristics of the loan, or may not be able to deliver as expeditiously as we can.

We offer a full range of commercial and retail deposit services, including checking accounts, savings accounts, money market accounts and other time deposits of varying types. At June 30, 2005, our noninterest bearing checking accounts equaled 14 % of total deposits. By focusing on core deposits, we believe we can continue to keep the overall cost of our deposits low and thereby benefit from favorable net interest margins.

We also offer a variety of other banking services, including trust services, safe deposit boxes, ATMs worldwide, VISA check cards, direct deposit, United States savings bonds, telephone banking and internet banking with bill payment.

Bank of Powhatan (on a consolidated basis with Main Street Mortgage) recognized net income of $571,870 for the six month period ended June 30, 2005, compared with net income of $341,627 for the same period in 2004. Bank of Powhatan's higher net income in comparison with the amount reported for the same period in 2004 is attributed principally to losses of $188,095 incurred by the Bank in the second quarter of 2004 prior to the spin off of the Louisa branch as a stand-alone bank. At June 30, 2005, Bank of Powhatan had $73.1 million in total assets, total loans net of the allowance for loan losses of $49.0 million and $65.5 million of total deposits.

Bank of Goochland experienced net income of $397,046 for the six months ended June 30, 2005, as compared with a net loss of $171,458 for the same period in 2004. The increase in net income when compared to the prior year is attributable to continued growth in the Bank's customer base and loan portfolio. At June 30, 2005, Bank of Goochland had $59.1 million in total assets, total loans net of the allowance for loan losses of $43.4 million and $54.0 million of total deposits.

Bank of Louisa experienced a net loss of $237,355 through June 30, 2005. This compares favorably with the net loss of $899,273 experienced by the Bank on a pro forma basis as a branch office of the Bank of Powhatan during the period from January 1, 2004 through April 18, 2005, the date of its spin off as a stand-alone bank, and as a separately-chartered bank from April 19, 2004 through June 30, 2004. At June 30, 2005, Bank of Louisa had $24.7 million in total assets, total loans net of the allowance for loan losses of $16.4 million, and $20.7 million of total deposits.

Main Street Mortgage

Main Street Mortgage, a subsidiary of the Bank of Powhatan, experienced a net profit of $37,097 for the six month period ended June 30, 2005, as compared with a net loss of $70,730 for the same period in 2004. This positive trend is due to increased fees from mortgage loan originations, as well as to the impact of certain cost control measures implemented by management during the third and fourth quarters of 2004. Due to cost control measures begun in 2004 staffing levels at Main Street have been reduced from 47 employees at December 31, 2004 to 37 employees as of June 30, 2005. During this same period mortgage originations increased by 61.5% over the results achieved during this same period in 2004.

Financial Services

The Financial Services Division experienced a net loss of $235,623 for the six month period ended June 30, 2005. The Financial Services Division did not commence operations until July 1, 2004; however, for the last six months of 2004, the Financial Services Division incurred operating losses of $362,575. For the three month period ended June 30, 2005, the Financial Services Division experienced a net loss of $106,486. The reduction in net loss for the three and six month periods ending June 30, 2005 over the results achieved during the last half of 2004 reflects the initial revenue growth achieved by these new, non-bank business lines as they become established in each of our subsidiary banks.

Net Interest Margin

TransCommunity's consolidated net interest margin was 4.71% for the six month period ended June 30, 2005, compared with 3.98% for the similar period in 2004. This increase of 73 basis points in the net interest margin is attributable to a 113 basis point increase in the yield on average earning assets, while our cost of interest bearing deposits and liabilities increased by only 38 basis points. The higher yield on earning assets during the period ended June 30, 2005, was principally due to an increase in the average interest rate on loans from 7.03% during the period ended June 30, 2004 to 7.78% during the similar period in 2005. The Company's consolidated interest margin compares favorably with the experience of many other commercial banks in our market area.

Net interest income for the quarter ended June 30, 2005 was $1,692,383, up $597,877 or 54.6% from the similar period in 2004. Average earning assets totaled $137.1 million during the quarter ended June 30, 2005, up $34.8 million or 34% from the similar period during 2004. This 34% growth in earning assets during the quarter ended June 30, 2005, combined with an increase in net interest margin of 18% during the same period, created the 54.6% growth in net interest income reported for the quarter ended June 30, 2005.

TransCommunity's net interest margin analysis and average balance sheets are shown in Schedule I on page 20.

Provision for Loan Losses

The provision for loan losses for the first six months of 2005 was $154,459, resulting in an allowance for loan losses of $1,576,537, or 1.43% of total loans at June 30, 2005. The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the probability of collection, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Loans that are classified adversely are assigned a risk percentage based on the classification to which they are assigned. Unclassified commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Unclassified other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity's subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. The allowance for loan loss evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Noninterest Income

 Noninterest income for the six month period ended June 30, 2005 totaled $2,537,894, up $681,538, or 36.7% over the results achieved during the similar period of 2004. For the quarter ended June 30, 2005, noninterest income totaled $1,336,790, an increase of 10.2% over the results achieved during the same period in 2004. The increase in noninterest income during the quarter and six month periods of 2005 was due to growth of loan originations at Main Street Mortgage and continued growth of bank service fees at the subsidiary banks after adjusting for a one time recognition of $253,083 related to opening the Bank of Louisa during the second quarter of 2004.

Noninterest Expense

Noninterest expense for the quarter ended June 30, 2005 was $3,541,073, an increase of $631,791 or 21.7% over the same period during 2004. For the six month period ended June 30, 2005, noninterest expenses were $6,684,237, an increase of $1,421,680 or 27% over the similar period during 2004.

Noninterest expenses at Main Street Mortgage increased by $572,085 during the six month period ended June 30, 2005. These increases resulted from an increase in sales commissions which, in turn, were caused by a 61.5% increase in mortgage loan originations during this period over the results achieved during the similar period during 2004.

The decrease in noninterest expenses at Bank of Powhatan for the six month period ended June 30, 2005 is primarily due to the spin-off of the Louisa branch as a stand-alone bank subsidiary of TransCommunity in the second quarter of 2004.

The increase in noninterest expenses for TransCommunity headquarters totaled $293,664 for the six month period ending June 30, 2005, an increase of 21.2% over the results for the similar period during 2004. This increase in expense was due primarily to pre-opening expenses of the proposed Bank of Rockbridge totaling $202,000, and increased personnel costs resulting from the addition of two positions: a marketing officer hired in January and a Controller hired in April, which added $68,000 in additional expense over the same period during 2004.

Income Taxes

No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current and prior periods.

Loans

Total loans increased $5,424,825 during the first six months of 2005 to $110,339,525 as a result of the growth of our subsidiary banks.

Loans by type are shown in the following schedule:

	June 30,	December 31,
	2005	2004
Real estate:
Construction	$17,084,051	$17,472,345
Residential	23,665,263	21,721,425
Commercial	42,213,829	41,481,954
Commercial, industrial and agricultural	19,328,035	17,424,992
Consumer and Installment	7,296,754	6,616,012
All other	751,593	197,972

Total Loans	$110,339,525	$104,914,700

Nonaccrual, Past Due and Restructured Loans

At June 30, 2005, TransCommunity had $25,291 in loans classified as restructured or past due more than 90 days. This single loan in the amount of $25,291 is current on interest payments and is not considered to be in nonaccrual status as of June 30, 2005. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Allocation for the Allowance for Loan Losses

The following table shows the allocation for the allowance for loan losses at:

	June 30, 2005		December 31, 2004
		Percent of		Percent of
		loans in each		loans in each
Balance at end of period		category to		category to
applicable to	Amount	total loans	Amount	total loans

Real Estate:
Construction	$236,481	15%	$241,753	17%
Residential	331,073	21%	298,636	21%
Commercial	599,084	38%	568,831	40%
Commercial, industrial and
agricultural	283,777	18%	227,532	16%
Consumer	110,358	7%	71,104	5%
All other	15,764	1%	14,222	1%

Total Allowance for
Loan Losses	$1,576,537	100%	$1,422,078	100%

Deposits

TransCommunity's deposits increased $16,334,296 or 13% during the six month period ended June 30, 2005, and totaled $139,996,212 at June 30, 2005. Noninterest bearing deposits accounted for 25% of total deposit growth during this six month period, growing from 12.6% of total deposits at December 31, 2004, to 14% of total deposits on June 30, 2005. Time deposits as a percentage of total deposits dropped slightly from 51% at December 31, 2004 to 49% at June 30 2005. Time deposits greater than $100,000 equaled 21.9% of total deposits at June 30, 2005 as compared to 34.0% at December 31, 2004. The growth in deposits is attributable to continued growth of each of TransCommunity's existing banks, and has been positively impacted by consolidation activity in our markets.

Capital

TransCommunity's capital as a percentage of total assets was 9.22% at June 30, 2005, and 10.44% at December 31, 2004, which exceeded regulatory requirements at both dates.

As of June 30, 2005, Bank of Powhatan had a Tier 1 capital to average assets ratio of 9.59%, well in excess of the 6% ratio required by federal regulatory agencies for Bank of Powhatan to be considered "well capitalized". As of June 30, 2005, Bank of Louisa had a Tier 1 capital to average assets ratio of 15.96%, significantly greater than the 8% ratio required for a bank during its first three years of operation. Although TransCommunity expects both of these ratios to decrease in 2005 as both banks continue to grow, it nevertheless expects both banks to remain "well capitalized" with Tier 1 capital to average assets ratios well above required regulatory minimums at December 31, 2005. Bank of Goochland, which opened for business in 2002, has grown especially quickly. For this reason, in December 2004, TransCommunity added $500,000 to the capital of Bank of Goochland, which had a Tier 1 capital to average assets ratio of 8.51% at June 30, 2005. TransCommunity expects to further increase Bank of Goochland's capital before the end of 2005 in order for it to continue to meet the 8% minimum Tier 1 capital to average assets ratio required for new banks to be considered "well capitalized" during their first three years of operation.

Liquidity and Interest Sensitivity

At June 30, 2005, TransCommunity had liquid assets of approximately $13.4 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at June 30, 2005. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at each of its subsidiary banks. TransCommunity's bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary.

On July 22, 2005, TransCommunity completed the sale of 2,300,000 shares of its common stock at $8.00 per share in a registered public offering to a limited number of institutional investors. The minimum share purchase in the offering was 25,000 shares. The offering was made through a firm commitment underwriting in which Sandler O'Neill & Partners, L.P. served as the sole manager. TransCommunity received net proceeds from the offering of approximately $16.9 million after deducting underwriting discounts and estimated expenses. A portion of the net proceeds from the offering were used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity's line of credit. TransCommunity anticipates that a portion of the remaining proceeds, estimated to be approximately $8.0 million, will be used to provide the initial capital for a new bank TransCommunity seeks to establish in Rockbridge County, Virginia. Additionally, proceeds will be used to increase the capital of TransCommunity's existing subsidiary banks, Bank of Powhatan, N.A., Bank of Goochland, N.A. and Bank of Louisa, N.A., as required to accommodate anticipated future growth, and for general corporate purposes which may include, among other things, operating expenses of the holding company headquarters and the financial services division.

Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the TransCommunity's short term or long term liquidity. Bank premises and equipment in the near future will be purchased using liquid assets.

At June 30, 2005, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 8.42% for the one year repricing period. A positive one year Gap Rate Sensitivity Ratio reflects management's ability to generate loans that will mature or reprice faster than interest bearing deposits in a rising rate environment. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank.

TransCommunity's interest sensitivity analysis is shown in Schedule II on page 21.

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

Management anticipates that Bank of Powhatan will experience continued growth in 2005. Bank of Powhatan has recouped its original capital and is able to pay dividends to TransCommunity.

Likewise, Bank of Goochland began earning monthly operating profits in August 2004, its 20th month of operation. Management anticipates that Bank of Goochland will continue to experience rapid growth, will recoup all of its accumulated losses within the next 12 months, and will thereafter be positioned to pay dividends to TransCommunity. Our newest bank subsidiary, Bank of Louisa, as well as future de novo banks such as the proposed Bank of Rockbridge, will initially experience operating losses as they establish their customer base, but we anticipate that each institution will reach profitability as they execute TransCommunity's community banking strategy and take advantage of the operational cost savings afforded by using TransCommunity's common operating platform. Additionally, TransCommunity's new Financial Services division, offering asset management, trust banking, securities brokerage and insurance has begun generating revenues during 2005, and expects to contribute to TransCommunity's profitability in the years ahead.

Schedule I

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS:

Loans, including fees	$106,594,833	$4,143,962	7.78%	$74,243,011	$2,610,745	7.03%
Federal funds sold	14,182,862	193,046	2.72	8,243,472	36,957	0.90
Investments	16,307,730	240,977	2.96	19,782,913	189,180	1.91

Total Earning Assets	137,085,425	4,577,985	6.68	102,269,396	2,836,882	5.55

Allowance for loan losses	(1,479,901)			(980,954)
Non-earning assets	11,116,741			11,893,180

Total Assets	$146,722,265			$113,181,622

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand -
Interest bearing	$35,692,783	$188,039	1.05%	$21,186,193	$100,689	0.95%
Savings	8,847,916	49,452	1.12	6,747,734	33,141	0.98
Time deposits	66,812,135	1,062,259	3.18	49,889,975	635,868	2.55

Total deposits	111,352,834	1,299,750	2.33	77,823,902	769,698	1.98

Other borrowed
Funds	3,330,901	52,498	3.15	3,465,945	33,149	1.91

Total interest-bearing
Liabilities	114,683,735	1,352,248	2.36	81,289,847	802,847	1.98

Non-interest bearing
Deposits	17,681,356			15,311,441
Other liabilities	910,690			726,315

Total liabilities	133,275,781			97,327,603

Stockholders' equity	13,446,484			15,854,019

Total liabilities and
stockholders' equity	$146,722,265			$113,181,622

Net interest earnings		$3,225,737			$2,034,035

Net Interest Margin			4.71%			3.98%

Interest Spread			4.32%			3.57%

Schedule II

TRANSCOMMUNITY FINANCIAL CORPORATION, INC.
INTEREST SENSITIVITY ANALYSIS
JUNE 30, 2005

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:

Loans:
Real estate
Construction	15,777,876	1,306,175	—	17,084,051
Residential	16,317,446	5,710,888	1,636,929	23,665,263
Commercial	22,083,968	16,750,902	3,378,959	42,213,829
Commercial, industrial and agricultural	11,664,443	7,473,419	190,173	19,328,035
Consumer and Installment	4,575,515	2,494,157	227,082	7,296,754
All other	743,141	8,452	—	751,593

Total Loans	71,162,389	33,743,993	5,433,143	110,339,525

Federal funds sold	1,961,000	—	—	1,961,000
Investment securities at cost	18,992,719	5,399,892	1,000,000	25,392,611
Investment securities at fair value	2,991,251	3,390,348	—	6,381,599

Total	95,107,359	42,534,234	6,433,143	144,074,736

Sources of Funds:

Demand Deposits
Interest bearing	42,017,585	—	—	42,017,585
Savings accounts	9,312,285	—	—	9,312,285
Time Deposits > $100,000	10,449,059	15,305,831	—	25,754,890
Time Deposits < $100,000	19,596,703	23,693,432	—	43,290,135

Total deposits	81,375,632	38,999,263	—	120,374,895

Federal funds purchased	144,000	—	—	144,000
Borrowings	1,450,000	—	—	1,450,000

Total	82,969,632	38,999,263	—	121,968,895

Discrete Gap	12,137,727	3,534,971	6,433,143	22,105,841
Cumulative Gap	12,137,727	15,672,698	22,105,841

Ratio of Cumulative Gap
to Total Earning Assets	8.42%	10.88%	15.34%

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

At the beginning of the third quarter of 2005, our chief executive officer, chief operating officer and chief financial officer reevaluated the effectiveness of these disclosure controls and procedures as of the end of the periods ending December 31, 2004, and March 31, 2005, and based on their reevaluation, concluded that such disclosure controls and procedures did not operate effectively as of December 31, 2004, and March 31, 2005. This conclusion was based on two factors. First, as previously reported in the Company's Form 10-QSB for the quarter ended March 31, 2005, during that quarter the Company's independent auditors identified a weakness in the Company's controls over the financial reporting process amounting to a significant deficiency. Second, the Company determined in early May, 2005, that one or more errors occurred during the first quarter of 2005 in the process of compiling the Company's consolidated financial statements for 2004. This resulted in underreporting the Company's consolidated net loss for 2004 by approximately $254,000 in the original 2004 consolidated financial statements included in the Company's Form 10-KSB filed March 30, 2005. As a result, the Company filed an amended Form 10-KSB/A on May 16, 2005, containing restated financial statements for 2004. The Company subsequently concluded that both these factors should have been reflected in its evaluation of its disclosure controls and procedures as they existed at December 31, 2004, and at March 31, 2005. As a result, the Company filed an amended Item 8A on Form 10-KSB/A and an amended Item 3(b) on Form 10-QSB/A on July 15, 2005. As previously noted in Item 3(b) of the Company's Form 10-QSB for the quarter ended March 31, 2005, the Company added a full-time internal controller to its staff during the second quarter of 2005. This addition has reduced, and the Company believes it will continue to reduce, the Company's reliance on external financial reporting assistance and will improve the Company's control over its financial reporting process and will help to assure that the Company's disclosure controls and procedures operate effectively in the future. On this basis, the Company's certifying officers believe the Company's disclosure controls and procedures were operating effectively at June 30, 2005.

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

(b) Changes in Internal Controls

The Company's management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As stated above, during the quarter ended March 31, 2005, in the course of the audit of the Company's financial statements for 2004 and its review of the Company's Form 10-KSB for 2004, the Company's independent auditors noted a weakness in controls over the financial reporting process amounting to a significant deficiency. This weakness reflected a need for improved controls to ensure accuracy and completeness in the preparation of financial reports, including adequate review and verification of report contents and supporting documentation, including spreadsheets. Also, as stated above, the Company determined during the second quarter of 2005 that one or more errors occurred during the first quarter of 2005 in the process of compiling the Company's consolidated financial statements for 2004. The Company believes this error reflected the weakness in controls over the financial accounting process previously identified by the Company's independent auditors. In order to address this issue and to improve the Company's financial reporting process generally, during the quarter ended June 30, 2005, the Company added an internal controller to its staff. This addition has reduced, and the Company believes it will continue to reduce, the Company's reliance on external financial reporting assistance and will improve the Company's internal control over its financial reporting process and will help to assure that the Company's internal controls and procedures operate effectively in the future. The Company also has addressed other recommendations made by the auditors, none of which was categorized as a significant deficiency. Other than as noted above, during TransCommunity's fiscal quarter ended June 30, 2005, there were no significant changes in TransCommunity's internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The following actions were approved at the Annual Meeting of Shareholders of TransCommunity Financial Corporation held on May 24, 2005, by shareholders of record as of March 31, 2005.

1.  Class I Directors were elected to serve until the 2008 Annual Meeting having received the following vote:

	For	Withheld
Richard W. Mayhew	1,364,566	130,809
James L. Minter	1,339,645	155,730
Stuart C. Siegel	1,394,395	100,980
John C. Watkins	1,374,739	120,636
Robin Traywick Williams	1,376,129	119,246

Class II Directors continuing to serve until the 2006 Annual Meeting include: Thomas M. Crowder; Julian C. Metts, Jr.; Troy A. Peery; John J. Purcell, Jr. and George W. Rimler.

Class III Directors continuing to serve until the 2007 Annual Meeting include: Dean P. Agee; Lawrence B. Nuckols; John W. Pretlow, Jr.; John J. Sponski and William C. Wiley.

2.  The shareholders ratified and approved the amendment to Article III of TransCommunity's Articles of Incorporation increasing the number of authorized shares of common stock from 5,000,000 shares to 25,000,000 shares and authorizing 5,000,000 shares of preferred stock.

Voted For:	1,166,371
Voted Against:	183,015
Abstained:	16,650
Broker Non-Vote:	0

3. The shareholders ratified and approved the amendment to Article V of TransCommunity's Articles of Incorporation increasing the maximum size of the Board of Directors from 15 to 17 persons.

Voted For:	1,361,445
Voted Against:	124,630
Abstained:	9,300
Broker Non-Vote:	0

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-QSB

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of TransCommunity (as amended May 31, 2005) (1)

3.2	Bylaws of TransCommunity (as amended May 25, 2004) (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith).

31.2	Certification of Chief Operating Officer pursuant to Rule 13a-14(a) (filed herewith).

31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith).

32
Certifications of Chief Executive Officer, Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith).

___________________

(1)	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (No. 333-125560) filed with the Securities and Exchange Commission on June 6, 2005.
(2)	Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.

Signature

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION (Registrant)

Date: August 12, 2005	By:	/s/ William C. Wiley
William C. Wiley
Chairman of the Board and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Bruce B. Nolte
Bruce B. Nolte
President and Chief Operating Officer

Date: August 12, 2005	By:	/s/ Thomas M. Crowder
Thomas M. Crowder
Chief Financial Officer