Form 10QSB
period 2005-09-30
TRANSCOMMUNITY FINANCIAL CORP
filed 2005-11-10
CIK 1140249

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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
(Issuer’s Telephone Number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2005
Common Stock, par value - $0.01	4,593,241 shares

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

TRANSCOMMUNITY FINANCIAL CORPORATION

Part I Financial Information

Item 1. Financial Statements (Unaudited)

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

	September 30, 2005 Unaudited	December 31, 2004
Assets

Cash and due from banks	$5,378,830	$3,617,266
Federal funds sold	8,862,512	143,000

Total cash and cash equivalents	14,241,342	3,760,266

Securities available for sale, at fair value	13,342,309	17,876,464
Securities held to maturity	22,564,844	9,899,035

Loans	116,019,302	104,914,700
Allowance for loan losses	(1,641,072)	(1,422,078)
Total loans, net	114,378,230	103,492,622

Premises and equipment, net	7,086,504	6,142,819
Federal Reserve bank stock (restricted)	507,300	507,300
Other assets	1,658,033	1,369,244

Total assets	$173,778,562	$143,047,750

Liabilities

Deposits:
Demand:
Noninterest bearing	$21,316,192	$15,549,428
Interest bearing	40,209,537	36,603,311
Savings	9,637,756	8,502,482
Time	70,375,073	63,006,695

Total deposits	141,538,558	123,661,916

Federal funds purchased	208,000	2,277,000
Note payable	—	1,450,000
Accrued interest payable	260,282	205,879
Accrued expenses and other liabilities	416,452	514,447

Total liabilities	142,423,292	128,109,242

Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,593,241 and 2,250,508 shares
issued and outstanding at September 30, 2005 and December 31, 2004	45,932	22,505
Additional paid in capital	40,097,813	22,566,921
Accumulated deficit	(8,754,627)	(7,607,270)
Accumulated other comprehensive income (loss)	(33,848)	(43,648)

Total stockholders' equity	31,355,270	14,938,508

Total liabilities and stockholders' equity	$173,778,562	$143,047,750

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Interest and dividend income
Interest on loans, including fees	$2,407,213	$1,718,604	$6,551,175	$4,329,350
Interest on federal funds sold	200,054	12,174	451,612	49,129
Dividends on equity securities	—	—	19,719	—
Interest on debt securities	187,654	117,841	350,472	307,022

Total interest income	2,794,921	1,848,619	7,372,978	4,685,501

Interest expense
Interest on deposits	765,872	454,261	2,065,693	1,223,958
Interest on other borrowed funds	5,987	38,383	58,484	71,531

Total interest expense	771,859	492,644	2,124,177	1,295,489

Net interest income	2,023,062	1,355,975	5,248,801	3,390,012

Provision for loan losses	104,777	162,711	259,236	426,964

Net interest income after provision for loan losses	1,918,285	1,193,264	4,989,565	2,963,048

Noninterest income
Bank service charges and fees	220,224	202,370	670,873	652,321
Commissions and fees from loan originations	973,690	916,104	3,060,934	2,273,610

Total noninterest income	1,193,914	1,118,474	3,731,807	2,925,931

Noninterest expense
Salaries and employee benefits	2,014,772	1,662,106	6,096,804	4,786,460
Occupancy expenses	210,882	183,544	652,901	531,739
Equipment expenses	184,002	168,880	523,275	479,680
Other operating expenses	774,833	780,501	2,595,749	2,210,813

Total noninterest expense	3,184,489	2,795,031	9,868,729	8,008,692

Net loss	$(72,290)	$(483,293)	$(1,147,357)	$(2,119,713)

Net loss per share (basic and diluted)	$(0.02)	$(0.23)	$(0.40)	$(1.02)

Weighted average number of shares outstanding	4,068,241	2,134,134	2,886,436	2,083,472

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2004	2,250,508	$—	$22,505	$22,566,921	$(7,607,270)	$(43,648)	$14,938,508

Net loss	—	—	—	—	(1,147,357)	—	(1,147,357)
Unrealized loss on securities available for sale	—	—	—	—	—	9,800	9,800
Total comprehensive loss	—	—	—	—	—	—	(1,137,557)
Subscriptions received	—	19,040,495	—	—	—	—	19,040,495
Common stock issued	2,342,733	(19,040,495)	23,427	17,459,694	—	—	(1,557,374)
Deferred compensation expense	—	—	—	71,198	—	—	71,198
Balance,
September 30, 2005	4,593,241	$—	$45,932	$40,097,813	$(8,754,627)	$(33,848)	$31,355,270

Balance,
December 31, 2003	2,067,613	$—	$20,676	$19,916,482	$(5,025,853)	$(9,863)	$14,901,442

Net loss	—	—	—	—	(2,119,713)	—	(2,119,713)
Unrealized loss on securities available for sale	—	—	—	—	—	(5,843)	(5,843)
Total comprehensive loss	—	—	—	—	—	—	(2,125,556)
Subscriptions received	—	1,661,775	—	—	—	—	1,661,775
Common stock issued	106,385	(1,595,775)	1,064	1,464,195	—	—	(130,516)
Deferred compensation expense	—	—	—	71,195	—	—	71,195
Balance,
September 30, 2004	2,173,998	$66,000	$21,740	$21,451,872	$(7,145,566)	$(15,706)	$14,378,340

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	Nine months ended
	September 30, 2005	September 30, 2004

Operating activities:
Net loss	$(1,147,357)	$(2,119,713)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	259,236	426,964
Ammortization of security premiums and accretion of discounts, net	25,933	(97,293)
Depreciation	397,243	313,403
Loss (gain) on disposition of property	2,064	(967)
Deferred compensation expense	71,198	71,195
Net change in:
Other assets	(288,789)	(662,981)
Interest payable	54,403	28,646
Accrued expenses and other liabilities	(97,995)	35,773

Net cash used in operating activities	(724,064)	(2,004,973)

Investing activities:
Purchase of securities held to maturity	(53,700,000)	(18,112,548)
Purchase of securities available for sale	(6,947,787)	(11,975,042)
Proceeds from maturities of securities held to maturity	41,000,000	21,999,685
Proceeds from maturities of securities available for sale	11,500,000	4,016,468
Purchase of Federal Reserve bank stock	—	(150,000)
Net change in loans	(11,144,844)	(30,282,219)
Proceeds from the sale of property	—	2,500
Payments for the purchase of premises and equipment	(1,342,992)	(850,959)

Net cash used in investing activities	(20,635,623)	(35,352,115)

Financing activities:
Net change in federal funds purchased	(2,069,000)	2,232,000
Net proceeds from offering of common stock	17,483,121	1,531,259
Net borrowings (repayments) of note payable	(1,450,000)	600,000
Curtailment of debt	—	(348,000)
Net change in:
Demand deposits	9,372,990	17,173,778
Savings deposits	1,135,274	2,772,186
Time deposits	7,368,378	11,290,483

Net cash provided by financing activities	31,840,763	35,251,706

Net increase (decrease) in cash and cash equivalents	10,481,076	(2,105,382)

Cash and cash equivalents:
Beginning of the period	3,760,266	8,099,777

End of the period	$14,241,342	$5,994,395

Supplemental disclosures of cash flow information:
Interest paid	$2,069,774	$1,266,843

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ACCOUNTING PRINCIPLES:

The consolidated financial statements of TransCommunity Financial Corporation (“TransCommunity” or the “Company”) conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005, and the results of operations for the three and nine month periods ended September 30, 2005 and 2004. The Consolidated Balance Sheet at December 31, 2004 was derived from audited financial data. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting period. The assumptions are based on information available as of the date of the financial statements and could differ from actual results. The results for the interim periods are not necessarily indicative of annual performance. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2004 financial statements for TransCommunity, which statements were included in the Company’s annual report on Form 10-KSB/A filed with the Securities and Exchange Commission.

Consolidation Policy

The consolidated financial statements include TransCommunity headquarters, Bank of Powhatan, N.A. (“Bank of Powhatan”), Bank of Goochland, N.A. (“Bank of Goochland”), Bank of Louisa, N.A. (“Bank of Louisa”); Main Street Mortgage and Investment Corporation (“Main Street Mortgage”), a wholly owned subsidiary of Bank of Powhatan; TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. (collectively, “Financial Services”). All significant intercompany balances and transactions have been eliminated.

NOTE 2 INVESTMENT SECURITIES:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2005 are shown in the table below. As of September 30, 2005 U.S. Agency Securities with a carrying value of $10,801,602 were pledged as collateral for public deposits.

September 30, 2005	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
US Agency discount notes	$6,946,603	$23,685	$(1,517)	$6,968,771
US Agency notes	6,429,554	—	(56,016)	6,373,538

Securities Held to Maturity:
US Agency discount notes	16,164,944	—	(2,468)	16,162,476
US Agency notes	6,399,900	—	(101,431)	6,298,469

Total	$35,941,001	$23,685	$(161,432)	$35,803,254

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 INVESTMENT SECURITIES (CONTINUED):

December 31, 2004	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
US Agency discount notes	$9,490,176	$—	$(6,733)	$9,483,443
US Agency notes	8,430,130	—	(36,915)	8,393,215

Securities Held to Maturity:
US Agency discount notes	4,999,158	355	(1,124)	4,998,389
US Agency notes	4,899,877	1,875	(31,158)	4,870,594

Total	$27,819,341	$2,230	$(75,930)	$27,745,641

Securities in an unrealized loss position at September 30, 2005 are shown below. The unrealized loss positions were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.

	Less than 12 months		12 months or more		Total
September 30, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$10,672,006	$157,447	—	$—	$10,672,006	$157,447
US Agency discount notes	6,364,040	3,985	—	—	6,364,040	3,985

Total	$17,036,046	$161,432	$—	$—	$17,036,046	$161,432

The unrealized loss is the aggregate of 17 U.S. Agency notes, all of which have a continuous loss period of less than 12 months. No impairment has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 STOCK OPTION PLAN:

A stock option plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan, became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will align their personal interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued. The exercise price may not be less than 100% of the fair market value of the shares on the award date.

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

The fair value of each option granted on April 15, 2003 was $3.30 using the “Black Scholes Option Pricing” method with the following assumptions: risk free interest rate 4.00%, expected life - 10 years, expected volatility - zero and expected dividends of zero. A total of 1,300 options have expired as of September 30, 2005, and 700 options have been exercised pursuant to the Plan.

A summary of the options granted is shown in the following table:

	For the Nine Months Ended September 30
	2005	2004

Outstanding at beginning of the year	317,375	318,675
Granted
Exercised	(100)	—
Terminated	—	—

Outstanding at September 30	317,275	318,675
Options exercisable at September 30	243,153	170,808
Exercise Price	$10.00	$10.00
Weighted average remaining contracted life
at September 30, 2005	87 Months

TransCommunity accounts for the Plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 STOCK OPTION PLAN (CONTINUED):

The following table illustrates the effect on net loss and loss per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the Plan.

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004

Net loss, as reported	$(72,290)	$(483,293)	$(1,147,357)	$(2,119,713)
Deduct: Total stock-based
employee compensation
expense determined under
fair value based method	(36,066)	(67,723)	(108,197)	(283,216)

Pro Forma Net Loss	$(108,356)	$(546,016)	$(1,255,554)	$(2,402,929)

Loss per Share:
Basic - as reported	$(.02)	$(.23)	$(.40)	$(1.02)
Basic - pro forma	$(.03)	$(.26)	$(.44)	$(1.15)

NOTE 4 LOSS PER SHARE:

Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity’s outstanding stock options would be antidilutive. Therefore, basic and dilutive losses per share are identical.

NOTE 5 BUSINESS SEGMENTS:

TransCommunity conducts its business through four reportable business segments including: TransCommunity’s three commercial bank subsidiaries (the “Banks”); Main Street Mortgage, a mortgage banking company that TransCommunity owns through Bank of Powhatan; Financial Services which offers insurance and securities brokerage services to clients; and the operations of our corporate headquarters.

	Three Months Ended September 30, 2005
	(In Thousands)
	Banks	Main Street	Financial Services	Trans-Community	Eliminations	Consolidated
Net interest income	$1,976	$(11)	$—	$58	$—	$2,023
Provision for loan losses	(88)	(17)	—	—	—	(105)
Noninterest income	160	974	96	62	(98)	1,194
Noninterest expense	(1,458)	(932)	(148)	(744)	98	(3,184)
Income (Loss) from subsidiaries	14	—	—	552	(566)	—
Net Income (Loss)	$604	$14	$(52)	$(72)	$(566)	$(72)

Total Assets	$161,157	$1,308	$26	$31,355	$(20,068)	$173,778

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 BUSINESS SEGMENTS (CONTINUED):

		Three Months Ended September 30, 2004
			(In Thousands)
	Banks	Main Street	Financial Services	Trans-Community	Elimi-nations	Consolidated
Net interest income	$1,383	$(8)	$—	$(19)	$—	$1,356
Provision for loan losses	(163)	—	—	—	—	(163)
Noninterest income	117	916	—	107	(21)	1,119
Noninterest expense	(1,242)	(873)	—	(701)	21	(2,795)
Income (Loss) from subsidiaries	35	—	—	130	(165)	—
Net Income (Loss)	$130	$35	$—	$(483)	$(165)	$(483)

Total Assets	$132,682	$1,413	$—	$15,886	$(16,967)	$133,014

		Nine Months Ended September 30, 2005
			(In Thousands)
	Banks	Main Street	Financial Services	Trans-Community	Elimi-nations	Consolidated
Net interest income	$5,263	$(32)	$—	$17	$—	$5,248
Provision for loan losses	(195)	(64)	—	—	—	(259)
Noninterest income	513	3,061	273	211	(327)	3,731
Noninterest expense	(4,297)	(2,914)	(561)	(2,422)	327	(9,867)
Income (Loss) from subsidiaries	51	—	—	1,047	(1,098)	—
Net Income (Loss)	$1,335	$51	$(288)	$(1,147)	$(1,098)	$(1,147)

Total Assets	$161,157	$1,308	$26	$31,355	$(20,068)	$173,778

		Nine Months Ended September 30, 2004
			(In Thousands)
	Banks	Main Street	Financial Services	Trans-Community	Elimi-nations	Consolidated
Net interest income	$3,448	$(26)	$—	$(32)	$—	$3,390
Provision for loan losses	(427)	—	—	—	—	(427)
Noninterest income	611	2,274	—	410	(369)	2,926
Noninterest expense	(4,007)	(2,284)	—	(2,087)	369	(8,009)
Income (Loss) from subsidiaries	(36)	—	—	(411)	447	—
Net Income (Loss)	$(411)	$(36)	$—	$(2,120)	$447	$(2,120)

Total Assets	$132,682	$1,413	$—	$15,886	$(16,967)	$133,014

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 CAPITAL STOCK:

In February 2005, TransCommunity terminated a non-underwritten public offering through which it sold 225,528 shares and received proceeds of $3,197,403 which is net of offering expenses totaling $187,017. Of the 225,628 shares sold, 42,633 were issued in 2005.

On July 22, 2005, TransCommunity completed the sale of 2,300,000 shares of its common stock at $8.00 per share in a registered public offering to a limited number of institutional investors. The minimum share purchase in the offering was 25,000 shares. The offering was made through a firm commitment underwriting in which Sandler O’Neill & Partners, L.P. served as the sole manager. TransCommunity received net proceeds from the offering of approximately $16.8 million after deducting underwriting discounts and estimated expenses. A portion of the net proceeds from the offering was used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity’s line of credit. TransCommunity anticipates that a portion of the remaining proceeds, estimated to be approximately $8.0 million, will be used to provide the initial capital for Bank of Rockbridge, a new bank TransCommunity seeks to establish in Rockbridge County, Virginia. Additionally, TransCommunity has used $2.0 million of the proceeds from this offering to strengthen the capital position of two of its subsidiary banks by infusing $1.0 million into each of Bank of Goochland and Bank of Louisa. The remaining proceeds will be used to accommodate future growth and for general corporate purposes which may include, among other things, operating expenses of the holding company headquarters and the Financial Services division.

At September 30, 2005, the Company had a leverage ratio of 19.39%, a Tier 1 risk-based capital ratio of 22.06% and a total risk-based capital ratio of 23.22%.

NOTE 7 SUBSEQUENT EVENTS:

On November 2, 2005, TransCommunity submitted an application to the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Federal Deposit Insurance Corporation to organize an insured bank, Bank of Rockbridge, at 744 North Lee Highway in Rockbridge County, Virginia.

Item 2. Management’s Discussion and Analysis or Plan of Operation

 Forward Looking Statements

The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition or state other information that is “forward-looking.”  “Forward-looking” statements are identified by the use of words such as “could,”  “anticipate,”  “estimate,”  “believe,” and similar words that refer to the future outlook. There is always a degree of uncertainty associated with “forward-looking” statements. The Company’s management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

Many factors could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

•	General economic conditions, either nationally or within the Company’s markets, could be less favorable than expected;
•	Changes in market interest rates could affect interest margins and profitability;
•	Ability to successfully execute our growth strategies;
•	Regulatory changes could affect the Company;
•	Competitive pressures could be greater than anticipated; and
•	Legal or accounting changes could affect the Company’s results.

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

Overview

TransCommunity Financial Corporation is a financial services holding company headquartered in Richmond, Virginia. The Company was organized in 2001 under the name TransCommunity Bankshares Incorporated and changed its name to TransCommunity Financial Corporation during 2004. Currently, our banking business is conducted through the Bank of Powhatan, N.A., the Bank of Goochland, N.A. and the Bank of Louisa, N.A. (together, the “Banks”) all of which are wholly-owned bank subsidiaries located in central Virginia. TransCommunity, through its ownership of Bank of Powhatan, owns Main Street Mortgage & Investment Corporation, a mortgage banking company. Additionally, TransCommunity runs and operates TransCommunity Investment Services, Inc., an insurance agency and investment broker, and TransCommunity Investment Advisors, Inc., a registered investment advisor as wholly-owned subsidiaries. These non-banking affiliates of TransCommunity offer their services through each of TransCommunity’s bank subsidiaries, as well as through a network of non-bank offices located throughout the Commonwealth of Virginia.

TransCommunity offers a broad range of banking products to individuals, professionals and small- to medium-sized businesses, with an emphasis on providing superior, personalized service and local decision-making authority. We attract experienced local management teams and local independent boards of directors with strong community affiliations and extensive business backgrounds and business development potential in our primary market areas. We support our banks by providing product development, marketing, technology, financial, regulatory, managerial, and other back-office support through our common operating platform. We believe that the rapid decision-making and high level of customer service inherent in our business model provide us with a competitive advantage in meeting customers’ needs. As a result, our banks have been able to generate strong net interest margins. For the nine month period ended September 30, 2005, our consolidated net interest margin was 4.79%, an improvement of 48 basis points over the results achieved during the same period in 2004.

Consolidated Results

For the quarter ended September 30, 2005, net losses decreased 85% to $72,290 as compared with losses of $483,293 during the same period in 2004. On a year-to-date basis, net losses decreased 46% to $1,147,357 as compared with losses of $2,119,713 during the same period in 2004. Net interest income increased $667,087, or 49%, for the quarter ended September 30, 2005, as compared to the same period in 2004. On a year-to-date basis, net interest income increased $1,858,789, or 55%, when compared with the same period in 2004.

The reduction in consolidated losses for both the quarter and nine month period is driven by increased earnings from our loan and investment portfolios. Noninterest income increased slightly for the quarter ended September 30, 2005 to $1,193,914, an increase of 7% when compared to the same period in 2004. On a year-to-date comparison, noninterest income increased 28% to $3,731,807 from $2,925,931 for the same period in 2004. The increase in noninterest income during the year is the result of increased loan production at our mortgage banking affiliate and increased deposit-related fees at our subsidiary banks. Noninterest expense for the three months ended September 30, 2005 increased $389,458 or 14%, and $1,860,037 or 23% on a year-to-date basis, over 2004 results, respectively.

At September 30, 2005, TransCommunity had total assets of $173.8 million, up from $143.0 million at December 31, 2004. At September 30, 2005, loans totaled $116.0, an increase of $11.1 million since December 31, 2004. Total deposits at September 30, 2005 were $141.5 million, as compared with $123.7 million at December 31, 2004.

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

Our Banks offer a full range of commercial and retail deposit services, including checking accounts, savings accounts, money market accounts and other time deposits of varying types. At September 30, 2005, our noninterest bearing checking accounts equaled 15% of total deposits. By focusing on core deposits generated in our local market areas, we are able to keep the overall cost of our deposits low and thereby benefit from favorable net interest margins.

Our Banks also offer a variety of other financial services, including insurance and securities brokerage services, safe deposit boxes, ATMs worldwide, VISA check cards, direct deposit, United States savings bonds, telephone banking and internet banking with bill payment.

Bank of Powhatan

Net income increased to $319,729 for the quarter ended September 30, 2005, compared with $246,129 for the same period in 2004. On a year-to-date basis, net income increased to $891,599 as compared to $587,756 for the same period in 2004. Net interest income increased by $92,703 for the quarter ended September 30, 2005 when compared to the same period in 2004. On a year-to-date basis, net interest income increased by $321,865 when compared to the same period in 2004. Increased earnings on the loan portfolio of $107,716 for the quarter ended September 30, 2005 and $458,151 on a year-to-date basis has been the primary driver for the earnings improvement over 2004 results. Noninterest income increased slightly for the quarter ended September 30, 2005 to $1,053,367, an increase of 7% when compared to the same period in 2004. On a year-to-date comparison, noninterest income increased 20% to $3,329,390 from $2,776,335 for the same period in 2004. The increase in noninterest income during the year is the result of increased loan production at the Bank’s wholly-owned subsidiary, Main Street Mortgage as well as increased deposit service fees. Noninterest expense for the three months ended September 30, 2005 was up $95,925 or 7% and up $626,967 or 16% on a year-to-date basis. The increase in noninterest expense is the result of increased commissions resulting from higher loan production at Main Street Mortgage, and has also been positively influenced by focused management efforts on cost containment measures.

At September 30, 2005, Bank of Powhatan had $71.1 million in total assets, total loans of $48.5 million and $63.4 million in total deposits.

Bank of Goochland

Net income increased to $321,383 for the quarter ended September 30, 2005, compared with $66,530 for the same period in 2004. On a year-to-date basis, net income increased to $718,429 as compared with a net loss of $104,927 for the same period in 2004. Net interest income increased by $338,909 for the quarter ended September 30, 2005 when compared to the same period in 2004. On a year-to-date basis, net interest income was up $931,287, an increase of 73% when compared to the same period in 2004.

Increased earnings on the loan portfolio of $352,286 for the quarter ended September 30, 2005, and $1,029,766 on a year-to-date basis is primarily responsible for the earnings improvement over 2004 results. Noninterest income increased for the quarter ended September 30, 2005 to $67,190, a 79% improvement as compared with results for the same period in 2004. On a year-to-date comparison, noninterest income increased 109% to $200,823 from $95,944 for the same period in 2004. The increase in noninterest income during both the quarter and nine month period is the result of deposit growth and increased deposit service fees. Noninterest expense for the three months ended September 30, 2005 was up $111,985 or 26% and up $267,157 or 21% on a year-to-date basis.

At September 30, 2005, Bank of Goochland had $61.3 million in total assets, total loans of $49.5 million and $55.0 million in total deposits.

Bank of Louisa

Net losses decreased 72% to $51,908 for the quarter ended September 30, 2005, compared to losses of $182,779 for the same period in 2004. On a year-to-date basis, net losses decreased 64% to $319,152 as compared to losses of $893,958 for the same period in 2004. Net interest income increased $158,624, or 125%, for the quarter ended September 30, 2005 when compared to the same period in 2004. On a year-to-date basis, net interest income was up $555,708, or 319%, compared to the same period in 2004.

The reduction in consolidated losses for the periods reported is driven by increased earnings from the Bank’s loan portfolio and continued asset growth at the bank since its spin-off as a separately-chartered bank in April 2004. Noninterest income increased 75% during the quarter ended September 30, 2005 to $13,201 as compared with the same period in 2004. On a year-to-date basis, noninterest income increased 276% to $44,135 from $11,723 during the same period in 2004. The increase in noninterest income during both the quarter and nine month period results from continued growth of the Bank’s deposit base and increased deposit-related fees. Noninterest expense for the three months ended September 30, 2005 was up $81,858 or 33% and up $70,804 or 7% on a year-to-date basis.

At September 30, 2005, Bank of Louisa had $28.4 million in total assets, total loans of $18.0 million and $23.6 million in total deposits.

Main Street Mortgage

For the quarter ended September 30, 2005, Main Street Mortgage, a wholly-owned subsidiary of Bank of Powhatan, earned net income of $13,848, as compared with net income of $34,914 for the same period in 2004. The reduction in earnings for the quarter is the result of a 10% increase in noninterest expenses while noninterest income only grew by 6%. On a year-to-date basis, Main Street Mortgage reported net income of $50,944, a 242% improvement when compared with a net loss of $35,817 during the same period in 2004. This overall positive trend during the nine month period ended September 30, 2005 is due to increased fees from mortgage loan originations, as well as the impact of certain cost control measures implemented by management during the third and fourth quarters of 2004. Commissions and fees from loan originations for the quarter ended September 30, 2005 were up $57,586 or 6%, and up $787,324 or 35% on a year-to-date basis, over 2004 results, respectively.

Financial Services

For the quarter ended September 30, 2005, Financial Services reported a net loss of $52,725, as compared with a loss of $174,247 during the same period during 2004. On a year-to-date basis, Financial Services reported a net loss of $288,350. Financial Services did not commence operations until July 1, 2004; however, during the last six months of 2004, Financial Services incurred operating losses of $362,575. Revenues generated by Financial Services amounted to $95,736 for the quarter ended September 30, 2005 and $273,390 on a year-to-date basis. Management plans to implement certain cost control measures during the fourth quarter of 2005. We expect to realize the benefit of focusing our efforts on the insurance and brokerage product lines during 2006.

Net Interest Income

For the quarter ended September 30, 2005, net interest income totaled $2,023,062, a $667,087 or 49% increase over TransCommunity’s performance for the same period during 2004. For the nine month period ended September 30, 2005, net interest income totaled $5,248,801, up $1,858,789 or 55% as compared with the similar period in 2004. Average earning assets increased 39% to $146,658,591 during the nine month period ended September 30, 2005 as compared to the same period for 2004.

Average loans increased 35%, to $107,995,157 while average investments declined by $1,744,348 during the nine month period ended September 30, 2005. The average federal funds sold position increased $15,144,428 or 228% primarily as a result of TransCommunity’s capital raising efforts. The net interest margin for the nine month period ended September 30, 2005 was 4.79%, a 48 basis point increase over 2004 results during the same period. The yield on loans increased 12% to 8.11% for the nine month period ended September 30, 2005, compared to 7.24% for the same period during 2004. The yield on total earning assets increased 77 basis points, while the yield on total interest bearing liabilities experienced an increase of 41 basis points. These favorable results continue to demonstrate management’s ability to reprice earning assets faster than liabilities, benefiting TransCommunity’s net interest margin in a rising interest rate environment. TransCommunity’s consolidated net interest margin compares favorably with the experience of many other commercial banks in our market area.

TransCommunity's net interest margin analysis and average balance sheets are shown in Schedule I on page 20.

Provision for Loan Losses

The provision for loan losses for the first nine months of 2005 was $259,236, resulting in an allowance for loan losses of $1,641,072, or 1.41% of total loans at September 30, 2005. The calculation of the allowance for loan losses is considered a critical accounting policy. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the probability of collection, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using risk factors depending on the type of borrower and whether the loan is secured or unsecured. Loans that are classified adversely are assigned a risk percentage based on the classification to which they are assigned. Unclassified commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Unclassified other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity’s subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. The allowance for loan loss evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Noninterest Income

 For the quarter ended September 30, 2005 TransCommunity reported noninterest income of $1,193,914, a 7% increase from $1,118,474 during the same period in 2004. Fees from loan originations represent 82% of noninterest income earned during the quarter, with deposit related service fees accounting for the balance. On a year-to-date basis, the Company reported $3,731,807 in noninterest income, an increase of 28% over results achieved during the same period in 2004. The increase in noninterest income achieved during both the quarter and nine month period ending September 30, 2005 over the similar periods during 2004 is attributable principally to growth of loan originations at Main Street Mortgage, which account for more than 80% of total noninterest income, as well as continued growth of service fee revenue at the Banks.

Noninterest Expense

Quarter ended September 30, 2005: Total noninterest expense increased $389,458 or 14% to $3,184,489, as compared with the same period during 2004. Almost all of the increase in noninterest expense resulted from increases in salary and benefits costs. Total personnel costs increased $352,666, or 21%, to $2,014,772, from $1,662,106 during the same period of 2004. This increase is attributable to increased staffing costs in connection with our efforts to establish the proposed Bank of Rockbridge; the addition of two positions at the holding company (a marketing officer in January and a controller in April); and annual merit adjustments to salary. Net occupancy expenses increased 15% to $210,882 as compared to the same period in 2004. Office space for the proposed Bank of Rockbridge accounts for 71% of the total increase in occupancy costs. Equipment costs increased by $15,122 or 9%. Other operating expenses actually declined by $5,668 as compared with the same period during 2004.

Year-to-date September 30, 2005: Total noninterest expense increased $1,860,037 or 23%, as compared with the same period during 2004. Salary and benefits costs increased $1,310,344, or 27%, to $6,096,804 from $4,786,460 for the same period during 2004. The increase in personnel costs is attributable to staffing costs in connection with our efforts to establish the proposed Bank of Rockbridge; the addition of two positions at the holding company; and annual merit adjustments to salary. Net occupancy expenses increased 23% to $652,901 when compared to the same period in 2004. Office space for the proposed Bank of Rockbridge accounts for nearly half of the increase in occupancy expense during this period. Equipment costs increased by $43,595 or 9% while other operating expenses increased by $384,936 or 17% as compared to the same period in 2004. Professional services, such as legal and accounting, represent a significant portion of the increase in other operating costs.

Management is aware that noninterest expenses are having an impact on the Company’s profitability. However, as our subsidiary banks continue to grow, we believe the leverage provided by our common operating platform of shared services should position us to grow revenues while holding overhead expenses relatively constant.

Income Taxes

The deferred tax benefit is fully offset by a valuation allowance because there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current and prior periods.

Loans

Total loans increased $11,104,602 during the first nine months of 2005 to $116,019,302 as a result of the growth of our subsidiary banks.

Loans by type are shown in the following schedule:
	September 30, 2005	December 31, 2004
Real estate:
Construction	$16,059,010	$17,472,345
Residential	23,415,313	21,721,425
Commercial	46,233,967	41,481,954
Commercial, industrial and agricultural	21,886,206	17,424,992
Consumer and Installment	7,338,867	6,616,012
All other	1,085,939	197,972

Total Loans	$116,019,302	$104,914,700

Allocation for the Allowance for Loan Losses

The following table shows the allocation for the allowance for loan losses at:

	September 30, 2005			December 31, 2004
Balance applicable to	Amount		Percent of loans in each category to total loans	Amount		Percent of loans in each category to total loans

Real Estate:
Construction	$	$ 229,750	14%	$	$ 241,753	17%
Residential		328,214	20%		298,636	21%
Commercial		656,429	40%		568,831	40%
Commercial, industrial and agricultural		311,804	19%		227,532	16%
Consumer and installment		98,464	6%		71,104	5%
All other		16,411	1%		14,222	1%

Total Allowance for Loan Losses		$1,641,072	100%	$	$ 1,422,078	100%

Nonaccrual, Past Due and Restructured Loans

At September 30, 2005, TransCommunity had $182,359 in loans classified as restructured or past due more than 90 days, which includes a single nonaccrual loan in the amount of $25,291. Loans are placed in a nonaccrual status when, in the opinion of management, the accrued interest income will not be collected.

Deposits

At September 30, 2005, TransCommunity’s deposits totaled $141,538,558, an increase of $17,876,642 or 14% during the nine month period ended September 30, 2005. Noninterest bearing deposits accounted for 32% of total deposit growth during this nine month period, growing from 13% of total deposits at December 31, 2004, to 15% of total deposits on September 30, 2005. Time deposits as a percentage of total deposits, dropped slightly from 51% at December 31, 2004 to 50% at September 30 2005. The growth in deposits is attributable to continued growth at each of TransCommunity’s existing banks.

Capital

On July 22, 2005, TransCommunity completed the sale of 2,300,000 shares of its common stock at $8.00 per share in a registered public offering to a limited number of institutional investors. The minimum share purchase in the offering was 25,000 shares. The offering was made through a firm commitment underwriting in which Sandler O’Neill & Partners, L.P. served as the sole manager. TransCommunity received net proceeds from the offering of approximately $16.8 million after deducting underwriting discounts and estimated expenses. A portion of the net proceeds from the offering was used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity’s line of credit. TransCommunity anticipates that a portion of the remaining proceeds, estimated to be approximately $8.0 million, will be used to provide the initial capital for Bank of Rockbridge, a new bank TransCommunity seeks to establish in Rockbridge County, Virginia. Additionally, TransCommunity has used $2.0 million of the proceeds from this offering to strengthen the capital position of two of its subsidiary banks by infusing $1.0 million into each of Bank of Goochland and Bank of Louisa. The remaining proceeds will be used to accommodate future growth and for general corporate purposes which may include, among other things, operating expenses of the holding company headquarters and the Financial Services division.

The Federal Reserve Board, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted risk-based capital measures for regulatory purposes to assist in the assessment of capital adequacy. Management seeks to balance the return on equity to shareholders while satisfying the regulatory standards for risk-based capital ratios. Management believes, as of September 30, 2005, that the Company and each of its subsidiary Banks met all of the minimum regulatory capital requirements and are categorized as “well capitalized”. At September 30, 2005, the Company had a leverage ratio of 19.39%, a Tier 1 risk-based capital ratio of 22.06% and a total risk-based capital ratio of 23.22%. The book value of the Company’s common stock at September 30, 2005 was $6.83 per share.

Liquidity and Interest Sensitivity

At September 30, 2005, TransCommunity had liquid assets of approximately $27.6 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at September 30, 2005. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at each of its subsidiary banks. TransCommunity’s bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary.

Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on the TransCommunity's short term or long term liquidity.

At September 30, 2005, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 18.95% for the one-year repricing period. A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest bearing deposits in a rising rate environment. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest sensitivity analysis is shown in Schedule II on page 21.

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

Management anticipates that Bank of Powhatan will experience continued growth during the remainder of 2005. Bank of Powhatan has recouped its original capital and is able to pay dividends to TransCommunity. Likewise, Bank of Goochland began earning monthly operating profits in August 2004, its 20th month of operation and has been profitable in every succeeding month thereafter. Management anticipates that Bank of Goochland will continue to experience rapid growth, will recoup all of its accumulated losses within the next 6 months, and will thereafter be positioned to pay dividends to TransCommunity. Our newest bank subsidiary, Bank of Louisa, as well as future de novo banks such as the proposed Bank of Rockbridge, will initially experience operating losses as they establish their customer base, but we anticipate that each institution will reach profitability as it executes TransCommunity’s community banking strategy and takes advantage of the operational cost savings afforded by using TransCommunity’s common operating platform of shared services. Additionally, TransCommunity’s new Financial Services division, offering asset management, securities brokerage and insurance has experienced revenue growth during 2005, and expects to contribute to TransCommunity’s profitability in the years ahead.

Schedule I

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

	2005			2004
	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/Paid
ASSETS:

Loans, including fees	$107,995,157	$6,551,175	8.11%	$79,989,926	$4,329,350	7.24%
Federal funds sold	21,774,880	451,612	2.77	6,630,452	49,129	0.99
Investments	16,888,554	370,191	2.93	18,632,902	307,022	2.20

Total Earning Assets	146,658,591	7,372,978	6.72	105,253,280	4,685,501	5.95

Allowance for loan losses	(1,520,655)			(1,046,797)
Non-earning assets	15,408,548			11,837,853

Total Assets	$160,546,484			$116,044,336

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand-Interest bearing	$38,242,532	$311,242	1.09%	$23,298,947	$167,613	0.96%
Savings	9,162,693	78,888	1.15	7,271,300	54,121	1.00
Time deposits	67,854,615	1,675,563	3.30	51,351,713	1,002,224	2.61

Total deposits	115,259,840	2,065,693	2.40	81,921,960	1,223,958	2.00

Other borrowed funds	2,473,121	58,484	3.16	4,656,472	71,531	2.05

Total interest-bearing liabilities	117,732,961	2,124,177	2.41	86,578,432	1,295,489	2.00

Non-interest bearing deposits	18,799,441			15,116,801
Other liabilities	932,186			706,177

Total liabilities	137,464,588			102,401,410

Stockholders' equity	23,081,896			13,642,926

Total liabilities and stockholders' equity	$160,546,484			$116,044,336

Net interest earnings		$5,248,801			$3,390,012

Net interest margin			4.79%			4.31%

Interest spread			4.31%			3.95%

Schedule II

TRANSCOMMUNITY FINANCIAL CORPORATION
INTEREST SENSITIVITY ANALYSIS
SEPTEMBER 30, 2005

	1 -365 Days	1 to 5 Years	Over 5 Years	Total
Uses of Funds:

Loans:
Real estate
Construction	$15,162,396	$896,614	$—	$16,059,010
Residential	16,726,684	5,349,452	1,339,177	23,415,313
Commercial	27,213,309	16,062,351	2,958,307	46,233,967
Commercial, industrial and agricultural	12,898,720	8,883,178	104,308	21,886,206
Consumer and Installment	4,502,794	2,675,268	160,805	7,338,867
All other	996,898	89,041	—	1,085,939

Total Loans	77,500,801	33,955,904	4,562,597	116,019,302

Federal funds sold	8,862,512	—	—	8,862,512
Investment securities at cost	14,765,496	6,799,348	1,000,000	22,564,844
Investment securities at fair value	10,956,584	2,385,725	—	13,342,309

Total	$112,085,393	$43,140,977	$5,562,597	$160,788,967

Sources of Funds:

Demand Deposits
Interest bearing	$40,209,537	$—	$—	$40,209,537
Savings accounts	9,637,756	—	—	9,637,756
Time Deposits > $100,000	11,794,157	15,103,850	—	26,898,007
Time Deposits < $100,000	19,767,948	23,709,118	—	43,477,066

Total interest-bearing deposits	81,409,398	38,812,968	—	120,222,366

Federal funds purchased	208,000	—	—	208,000
Borrowings	—	—	—	—

Total	$81,617,398	$38,812,968	$—	$120,430,366

Discrete Gap	30,467,995	4,328,009	5,562,597	40,358,601
Cumulative Gap	30,467,995	34,796,004	40,358,601

Ratio of Cumulative Gap to Total Earning Assets	18.95%	21.64%	25.10%

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

At the beginning of the third quarter of 2005, our chief executive officer, chief operating officer and chief financial officer reevaluated the effectiveness of these disclosure controls and procedures as of the end of the periods ending December 31, 2004, and March 31, 2005, and based on their reevaluation, concluded that such disclosure controls and procedures did not operate effectively as of December 31, 2004, and March 31, 2005. This conclusion was based on two factors. First, as previously reported in the Company’s Form 10-QSB for the quarter ended March 31, 2005, during that quarter the Company’s independent auditors identified a weakness in the Company’s controls over the financial reporting process amounting to a significant deficiency. Second, the Company determined in early May, 2005, that one or more errors occurred during the first quarter of 2005 in the process of compiling the Company’s consolidated financial statements for 2004. This resulted in underreporting the Company’s consolidated net loss for 2004 by approximately $254,000 in the original 2004 consolidated financial statements included in the Company’s Form 10-KSB filed March 30, 2005. As a result, the Company filed an amended Form 10-KSB/A on May 16, 2005, containing restated financial statements for 2004. The Company subsequently concluded that both these factors should have been reflected in its evaluation of its disclosure controls and procedures as they existed at December 31, 2004, and at March 31, 2005. As a result, the Company filed an amended Item 8A on Form 10-KSB/A and an amended Item 3(b) on Form 10-QSB/A on July 15, 2005. As previously noted in Item 3(b) of the Company’s Form 10-QSB for the quarter ended March 31, 2005, the Company added a full-time internal controller to its staff during the second quarter of 2005. This addition has reduced, and the Company believes it will continue to reduce, the Company’s reliance on external financial reporting assistance and will improve the Company’s control over its financial reporting process and will help to assure that the Company’s disclosure controls and procedures operate effectively in the future. On this basis, the Company’s certifying officers believe the Company’s disclosure controls and procedures were operating effectively at September 30, 2005.

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

(b) Changes in Internal Controls

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting and control of its assets to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As stated above, during the quarter ended March 31, 2005, in the course of the audit of the Company’s financial statements for 2004 and its review of the Company’s Form 10-KSB for 2004, the Company’s independent auditors noted a weakness in controls over the financial reporting process amounting to a significant deficiency. This weakness reflected a need for improved controls to ensure accuracy and completeness in the preparation of financial reports, including adequate review and verification of report contents and supporting documentation, including spreadsheets. Also, as stated above, the Company determined during the second quarter of 2005 that one or more errors occurred during the first quarter of 2005 in the process of compiling the Company’s consolidated financial statements for 2004. The Company believes this error reflected the weakness in controls over the financial accounting process previously identified by the Company’s independent auditors. In order to address this issue and to improve the Company’s financial reporting process generally, during the quarter ended June 30, 2005, the Company added an internal controller to its staff. This addition has reduced, and the Company believes it will continue to reduce, the Company’s reliance on external financial reporting assistance and will improve the Company’s internal control over its financial reporting process and will help to assure that the Company’s internal controls and procedures operate effectively in the future. The Company also has addressed other recommendations made by the auditors, none of which was categorized as a significant deficiency. Other than as noted above, during TransCommunity’s fiscal quarter ended September 30, 2005, there were no significant changes in TransCommunity’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Part II Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, TransCommunity and the Banks expect to be parties to various routine legal proceedings incidental to its business. At present, there are no pending proceedings against TransCommunity or any of the Banks which, if determined adversely, would have material effect on the business, results of operations, or financial position of TransCommunity or any of the Banks.

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

___________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (No. 333-125560) filed with the Securities and Exchange Commission on June 6, 2005.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION (Registrant)

Date: November 10, 2005	/s/ WILLIAM C. WILEY
William C. Wiley
Chairman of the Board and Chief Executive Officer

Date: November 10, 2005	/s/ BRUCE B. NOLTE
Bruce B. Nolte
President and Chief Operating Officer

Date: November 10, 2005	/s/ THOMAS M. CROWDER
Thomas M. Crowder
Chief Financial Officer