Form 10KSB
period 2005-12-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2006-03-31
CIK 1140249

NITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 000-33355

TRANSCOMMUNITY FINANCIAL
CORPORATION
(Name of small business issuer in its charter)

Virginia	54-2032355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive Glen Allen, Virginia 23060
(Address of principal executive offices) (Zip Code)

(804) 934-9999
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock - $0.01 Par Value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Issuer's revenues for its most recent fiscal year were $15,135,228.

As of March 15, 2006, the aggregate market value of shares of common stock owned by non-affiliates (persons other than directors and executive officers), based on the closing sale price of $8.00 per share on that date, was approximately $35.6 million.

The number of shares of the registrant’s common stock outstanding as of March 25, 2006, was 4,581,741.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement to be delivered in connection with the 2006 Annual Meeting of Shareholders to be held May 30, 2006 are incorporated by reference in Part III of this report.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-KSB contains certain forward-looking statements, including or related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward-looking statements. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement.

Many factors could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

•	Changes economic conditions, either nationally or within the Company’s markets;
•	Changes in market interest rates affecting interest margins and profitability;
•	Ability to successfully execute our growth strategies;
•	Regulatory changes;
•	Competitive pressures; and
•	Legal or accounting changes.

In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of this information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we expressly disclaim any obligation to update or revise any annual forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

As used in this annual report, we refer to TransCommunity Financial Corporation as “TransCommunity,” Bank of Powhatan, N.A. as “Bank of Powhatan,” Bank of Goochland, N.A. as “Bank of Goochland,” and Bank of Louisa, N.A. as “Bank of Louisa.”

PART I
Item 1. Description of Business

TransCommunity Financial Corporation (“TransCommunity” or the “Company”) is a financial holding company headquartered in Richmond, Virginia. TransCommunity was formed in March 2001, principally in response to perceived opportunities resulting from the takeover in recent years of a number of Virginia-based banks by national and regional banking institutions. TransCommunity, through its three banking subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa (collectively, the “banks”), operates a community banking business in the Central Virginia Piedmont region west and north of the greater Richmond metropolitan area. Bank of Powhatan, with one office in Powhatan County, opened for business in March 2000. TransCommunity became the holding company for Bank of Powhatan in August 2001, through a statutory share exchange transaction. Bank of Goochland, with two offices in Goochland County, opened for business in November 2002. The Bank of Louisa, with one office in Louisa County, was originally established as a branch office of the Bank of Powhatan and was “spun off” as a separately-chartered bank in April 2004.

We also own Main Street Mortgage & Investment Corporation (“Main Street”), a mortgage brokerage company, as well as TransCommunity Investment Services, Inc., an insurance agency and investment broker, and TransCommunity Investment Advisors, Inc., a registered investment advisor (collectively, “Financial Services”). Main Street operates as a wholly-owned subsidiary of Bank of Powhatan. In addition to its offices in TransCommunity’s headquarters location, Main Street operates retail production offices in Richmond, Danville, Lynchburg and Virginia Beach, Virginia. Main Street also has mortgage loan officers on site in TransCommunity’s subsidiary banks, as well as in Lexington at the office of the proposed Bank of Rockbridge, a de novo bank which TransCommunity seeks to establish in Rockbridge County, Virginia.

At December 31, 2005, TransCommunity had total assets of $178.1 million, total loans net of the allowance for loan losses of $120.9 million, total deposits of $146.6 million and total stockholders’ equity of $30.4 million.

Our Growth Strategy

Our goal is to provide superior, long-term returns to our shareholders by building a significant community banking franchise in Virginia. Virginia is dominated by large, out-of-state banks, which have expanded their market presence in Virginia primarily by acquiring Virginia-domiciled institutions. We believe this consolidation provides us with a unique opportunity to build a successful, locally-oriented financial organization. We intend to target underserved or over-consolidated markets in Virginia and to enter those markets through one of the following strategies:

•
Strategic De Novo Banks. We have developed substantial knowledge and expertise in organizing de novo banks. To date, we have opened three de novo banks and plan to open one additional bank in Lexington, Virginia. We believe that there are significant operational and economic benefits to establishing new independent banks that outweigh the associated costs. While our banks are still relatively new, they have demonstrated that they can produce attractive margins and can reach operating profitability in a reasonable period of time. Bank of Powhatan reached operating profitability in its first two years, and Bank of Goochland reached operating profitability in 20 months. Bank of Louisa has not yet reached operating profitability; however, this bank has only been open since April 2004. Once the Company reaches consolidated profitability, we may add additional de novo banks in attractive markets where we can hire experienced management teams.

•
Opportunistic Acquisitions. While Virginia is dominated by large, out-of-state banks, there are over 70 banking institutions headquartered in Virginia that have less than $250 million in assets. We believe that many of these smaller banks will seek to merge with companies that have the infrastructure in place to handle the growing back-office and regulatory burden faced by smaller institutions. TransCommunity’s decentralized structure and approach should be attractive to the management, board of directors, employees and shareholders of such companies. We believe these factors will make TransCommunity a competitive acquirer. Our acquisition strategy will be opportunistic and is intended to augment our de novo bank strategy.

•
Selective De Novo Branching. To date we have organized three de novo banks, but only the Bank of Goochland has established a branch office. The Bank of Powhatan is actively evaluating its options for a new branch office in Powhatan County. As we grow, we will consider opportunities to establish new branches to leverage the brand awareness developed by our banks and to provide added convenience to our customers. In some cases, we may establish branches that operate under a separate name with a “doing business as” designation. For example, the Bank of Louisa operated under that name, but as a branch of the Bank of Powhatan, before Bank of Louisa was chartered as a separate bank.

Our Operating Strategy - Common Operating Platform

Our holding company structure allows us to reduce operating expenses at the bank level through the use of shared services developed by the holding company, which we refer to as our Common Operating Platform. Information technology, telephone services, item processing and website management are examples of the services TransCommunity provides. Generally, we can provide these services at a lower cost on a “bulk buying” basis. In addition, managing the delivery of these services from the holding company allows our managers in the subsidiary banks to devote more time to serving customers. We intend to continuously evaluate operations functions that can be consolidated for the benefit of the banks, their customers and shareholders of TransCommunity.

Our Banks

Bank of Powhatan.  Bank of Powhatan commenced its banking operations in March 2000. In March 2001, the bank relocated to a permanent, newly-constructed facility located on the north side of U.S. Route 60, the major east-west highway in Powhatan County. Powhatan County is a suburb of Richmond and is experiencing significant growth in population. From 2000 to 2005, Powhatan County’s population grew 16.1%. For the period from 2005 to 2009, the population of Powhatan County is expected to grow 16.8%, the ninth- fastest growing county in Virginia. This population growth rate is more than double the 8.4% growth rate expected for the Commonwealth of Virginia, as a whole, and more than three times the 4.1% expected population growth rate for the United States over the same period. The Powhatan County deposit market grew 82.4% from June 30, 2001 to June 30, 2005. The bank is evaluating opening a branch office in Powhatan County serving a highly desirable area, which includes a zip code that has one of the highest average household incomes in the greater Richmond metropolitan area.

At December 31, 2005, Bank of Powhatan had $73.7 million in total assets, total loans net of the allowance for loan losses of $49.1 million and $66.2 million of total deposits. Net income amounted to $1,051,937 for the year ended December 31, 2005.

Bank of Goochland. Bank of Goochland opened in November 2002. Goochland County is contiguous to Powhatan County but separated by the James River west of Richmond and a 45-minute drive from Charlottesville. Bank of Goochland initially conducted business from its present branch office facility at historic Goochland Courthouse, which serves the western portion of the Goochland market. Bank of Goochland’s main office, which was opened in October 2003, is located in Centerville, on U.S. Route 250, a heavily-traveled route used by Goochland County residents in their commute to and from work in the Richmond area. The location is six miles west of Innsbrook (where TransCommunity is headquartered), a significant business community in western Henrico County. Goochland County is expected to experience a 12.9% population growth from 2005 to 2009. The deposits in Goochland County grew 48.4% from June 30, 2001 to June 30, 2005.

At December 31, 2005, Bank of Goochland had $63.6 million in total assets, total loans net of the allowance for loan losses of $52.8 million and $56.8 million of total deposits. Net income amounted to $1,056,476 for the year ended December 31, 2005.

Bank of Louisa. Bank of Louisa opened its first office in July 2003, in the Town of Louisa, as a branch of the Bank of Powhatan. Louisa County is contiguous to Goochland County’s northern boundary and just east of Charlottesville. In April 2004, Bank of Louisa was spun off as a separately-chartered bank subsidiary of TransCommunity. Concurrent with its opening, Bank of Louisa purchased the assets and assumed the deposits of the Louisa branch of Bank of Powhatan. The permanent main office for Bank of Louisa, located in the Town of Louisa, opened in April 2005. The deposits in Louisa County grew 41.3% from June 30, 2001 to June 30, 2005.Louisa County is expected to experience a 9.0% population growth from 2005 to 2009.

At December 31, 2005, Bank of Louisa had $29.1 million in total assets, total loans net of the allowance for loan losses of $19.0 million and $23.9 million of total deposits. Net losses amounted to $384,481 for the year ended December 31, 2005.

Proposed Bank of Rockbridge. In August 2004, we filed an application with the Comptroller of the Currency (“OCC”) for a banking charter for a new subsidiary bank to be located in Rockbridge County, Virginia, to be known as “Bank of Rockbridge.” In February 2005, following discussions with the OCC, TransCommunity withdrew its application. At that time, TransCommunity did not have sufficient capital to capitalize the Bank of Rockbridge. Subsequent to completion of a successful capital raising effort in July 2005, TransCommunity filed a charter application for the Bank of Rockbridge with the Virginia State Corporation Commission. This application was withdrawn in January 2006 following discussions with our regulators. We intend to seek regulatory approval of a charter for the Bank of Rockbridge upon satisfying the requirements under a January 2006 memorandum of understanding with the Federal Reserve Bank of Richmond. While there is no assurance that we will be successful in chartering a new bank in Rockbridge County, TransCommunity remains committed to establishing a banking presence in Rockbridge County.

Lending Activities

General. Each of our subsidiary banks emphasizes a range of lending activities, including real estate, commercial, and consumer loans to individuals, small businesses and professional firms located in central Virginia. Each bank has its own loan underwriting authority exercised by its president and loan committee. We have developed a common set of loan underwriting standards for use by each of our banks which vary by type of loan, as described below. Each of our banks seeks to underwrite loans in accordance with these internal underwriting guidelines, as well as applicable regulatory supervisory limits. We do not maintain a loan committee at the holding company level. We believe that local lending authority allows us to be more responsive than our regional and national competitors.

Since loans typically provide higher interest yields than other types of interest-earning assets, we seek to invest a substantial percentage of our earning assets in the loan portfolios of our subsidiary banks. We believe we have a competitive market advantage over larger national and regional banking institutions because we provide borrowers with a wide variety of lending products in the range of approximately $250,000 to $1.5 million that these larger banks may not want to offer because of the size or characteristics of the loan, or may not be able to deliver as expeditiously as we can. At December 31, 2005, we had total loans of $122.6 million, representing 74% of our earning assets.

Each of our banks seeks to maintain a diversified loan portfolio and to limit the amount of loans to any single client. As of December 31, 2005, the 25 largest client relationships at the Bank of Powhatan represented $16.5 million, or 33.1% of its loan portfolio. At the same date, Bank of Goochland reported loans totaling $29.4 million, or 55.1% of its portfolio, to its 25 largest borrowers. Bank of Louisa reported loans totaling $12.4 million to its largest 25 borrowers, which represented 64.4% of its total portfolio at December 31, 2005. As our banks continue to grow and mature, we expect that these concentrations will decrease as a percentage of total loans.

Regardless of the purpose of an individual loan, each of our banks seeks to obtain a security interest in real estate whenever possible, in addition to any other collateral available, in order to increase the likelihood of the ultimate repayment of the loan.

Loans Secured by Real Estate. At December 31, 2005, loans secured by real estate represented 77% of the loans in our consolidated portfolio. Real estate lending by our banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans. Interest rates for all categories of real estate loans may be fixed or adjustable, with adjustable-rate loans predominating. In addition to interest, we generally charge an origination fee on each loan.

Real estate loans originated by our banks are subject to the same risks as other loans and are particularly sensitive to fluctuations in the value of real estate. While real estate market values in the central Virginia market have risen strongly during the past decade, fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.

Commercial Real Estate Loans. At December 31, 2005, commercial real estate loans totaled $53.0 million or 43% of our consolidated loan portfolio. These loans generally have rate terms of five years or less, although payments may be structured on a longer amortization basis. Each of our banks evaluates every borrower on an individual basis and attempts to determine the business risks and credit profile of each borrower. We also generally require that a borrower’s cash flow be at least 115% of monthly debt service obligations. In order to insure secondary sources of payment and liquidity to support loan requests, we typically review personal financial statements of all principal owners and require their personal guarantees.

Construction and Development Real Estate Loans. Each of our banks offers residential and commercial construction loans to builders and developers as well as to consumers who wish to build their own homes. None of our banks makes loans in this category on a fixed-rate basis, and as of December 31, 2005, all loans in this category were adjustable rate loans. As of December 31, 2005, a total of $16.0 million, or approximately 13% of our consolidated loan portfolio consisted of construction and development real estate loans. The duration of our construction and development loans does not normally exceed 24 months. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually the sale of the property. Specific risks include:

▪	Cost overruns
▪	Mismanaged construction
▪	Inferior or improper construction techniques
▪	Economic changes or downturns during construction
▪	A downturn in the real estate market
▪	Rising interest rates which may prevent sale of the property
▪	Failure to sell completed projects in a timely manner

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80% for commercial loans and 85% for consumer loans.

Residential Real Estate Loans and Home Equity Loans. None of our banks originates traditional long- term residential mortgages, but each of our banks does issue second mortgage residential loans and home equity lines of credit. With respect to home equity lines of credit, our policy is to limit extensions of credit to 90% of the available equity in each property. As of December 31, 2005, a total of $25.1 million, or 21%, of our consolidated loan portfolio consisted of residential mortgage loans and home equity lines of credit.

Commercial Business Loans. Each of our banks makes loans for commercial purposes in various lines of business, including manufacturing, service industry and professional service areas.  We also offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and 504 program, which loans are partially guaranteed by the government, thereby reducing their risk.  As of December 31, 2005, a total of $20.2 million, or 17%, of our consolidated loan portfolio consisted of commercial business loans.

Consumer Loans. Each of our banks makes loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer loans are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods not exceeding 60 months. Each of our banks offer consumer loans with a single maturity date when a specific source of repayment is available. Typically, each of our banks require monthly payments of interest and a portion of the principal on revolving loan products. As of December 31, 2005, a total of $7.6 million, or approximately 6%, of our consolidated loan portfolio consisted of loans to consumers.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. Each of our banks attempts to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures, which are maintained by the holding company and are common to all of our subsidiary banks, include officer lending limits, a multi-layered loan approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Each of our banks has a loan committee of its board of directors that is responsible for oversight of the lending function at that bank. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an officer with a higher lending authority or by the bank’s loan committee. None of our banks makes any loans to (1) any director or officer of that bank, (2) any director or officer of any affiliate bank, or (3) any officer or director of the holding company, unless the loan is approved by the board of directors of the bank and is on terms not more favorable to such person than would be available to a person not affiliated with that bank.

Credit Administration and Loan Review. We maintain a continuous loan review system that is managed at the holding company level. Each of our banks also applies a consistent credit grading system to each loan, and we utilize an independent consultant to review the loan files annually on a test basis to confirm the grading of each loan. This independent consulting firm reports directly to the chairman of the Audit Committee of the holding company board of directors. We hold each loan officer responsible for the loans he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is formally assigned to another officer.

Lending Limits. The lending activities of each of our banks are subject to a variety of lending limits imposed by federal law. In general, each bank is subject to a legal limit on loans to a single borrower equal to 15% of that bank’s capital and unimpaired surplus. This limit will increase or decrease as that bank’s capital increases or decreases. Based on the capitalization of our banks at December 31, 2005, we currently self-impose loan limits of $1.1 million at Bank of Powhatan, $1 million at Bank of Goochland and $700 thousand at Bank of Louisa.

Deposit Services

We focus on customer service to attract and retain deposits. Each bank offers a full range of commercial and retail deposit services, including checking accounts, savings accounts, money market accounts and other time deposits of varying types. The principal source of deposits at each of our banks is the local, central Virginia market. Because of the historically low interest rate environment in the last three years, each of our banks has also been able to obtain a portion of its deposits from bank-to-bank deposits generated outside our local market; however, at no time has this amount exceeded 2% of total deposits. Deposit rates are reviewed regularly by senior management of each bank. We believe that the deposit rates we offer are competitive with those offered by other financial institutions in our market area. By focusing on core deposits, we believe we can continue to keep the overall cost of our deposits low and thereby benefit from wide net interest margins.

Main Street Mortgage & Investment Corporation

On January 1, 2001, Bank of Powhatan acquired Main Street, a privately-owned mortgage loan company, which it operates as a wholly-owned subsidiary. Main Street is a broker of residential and commercial mortgage products for a network of lenders and institutional investors. In addition to its office at TransCommunity’s headquarters location, Main Street operates retail production offices in Richmond, Danville, Lynchburg and Virginia Beach, Virginia. Main Street also has mortgage loan officers on site in each of TransCommunity’s subsidiary banks, as well as in Lexington at the office of the proposed Bank of Rockbridge. We compensate employees engaged in loan production on a commission basis. As of December 31, 2005, Main Street had 42 full-time equivalent employees.

Main Street is a regional mortgage broker focused on providing new mortgages to residential and commercial customers throughout Virginia. As a mortgage broker, Main Street does not fund loans or take any credit risk. Instead, Main Street places loans within its large network of approved lenders. Each of Main Street’s loan originators has the ability to access the product offerings of multiple lenders in order to secure the mortgage that best suits the needs of the borrower.

During 2005, Main Street originated residential and commercial mortgage loans of approximately $162 million, generated gross revenues of $4.0 million, and incurred net losses of $83,389. As with most financial institutions, Main Street’s production results are affected by changes in the interest rates. More than 54% of the loans originated by Main Street during 2005 had fixed interest rates. Additionally, Main Street’s expenses were higher than normal during 2005 due to a dispute with a lender over the documentation provided by Main Street on a group of approximately 22 loans.

Financial Services

During 2004, we established a financial services division to enable our subsidiary banks to offer trust banking, asset management and insurance and securities brokerage services to our customers. To support these activities, we sought and received regulatory approval to exercise trust banking powers through each of our subsidiary banks.

During 2005, losses from financial service activities totaled $436,899. As a result, during the fourth quarter of 2005, the TransCommunity Board of Directors voted to discontinue offering these services in-house and directed management to establish more cost-effective ways to deliver investment products. See “Management’s Discussion and Analysis or Plan of Operation - Financial Services” in Item 6 of this annual report.

Competition

Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Virginia law permits statewide branching by banks. Consequently, commercial banking in Virginia is highly competitive. Many large banking organizations, most of which are controlled by out-of-state holding companies, currently operate in the greater Richmond, Virginia metropolitan area, and our primary market area. As of June 30, 2005, the aggregate deposit market in the Commonwealth of Virginia amounted to approximately $119 billion, of which out-of-state banking institutions controlled approximately 76% of these deposits. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly in recent years with the elimination of many previous distinctions between the various types of financial institutions and the granting of expanded powers to thrift institutions in areas which previously had been the sole domain of commercial banks. Legislation enacted in recent years, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of federal legislation, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in TransCommunity’s primary market area. See “Supervision and Regulation.”

Each of the subsidiary banks faces competition from other banks, as well as thrift institutions, consumer finance companies, insurance companies and other institutions in the banks’ respective market areas. Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the banks. Some of these competitors also have broader geographic markets and substantially greater resources and lending limits than our banks and offer certain services that our banks are not expected to provide in the near term. Such competitors may also be in a position to make more effective use of media advertising, support services and electronic technology than our banks can.

Employees

At December 31, 2005, TransCommunity had 110 full-time equivalent (“FTE”) employees, including 17 at Bank of Powhatan, 18 at Bank of Goochland, 11 at Bank of Louisa, 42 at Main Street, 5 in Financial Services, 3 at the proposed Bank of Rockbridge and 14 at the holding company headquarters.

In December 2005, the Company began a restructuring effort to reduce personnel levels at the holding company. Going forward, 3 FTE positions assigned to Financial Services will be eliminated and the remaining 2 FTE positions will become employees of our subsidiary banks. The 2006 staffing plan for the holding company contains 11 FTE positions; 6 positions will be assigned to the corporate staff of the holding company; 5 positions will reside in the bank services division. The corporate staff includes the chief executive officer, chief financial officer, risk management officer, two staff professionals and a single administrative position. The corporate staff provides support to our subsidiaries, but we have chosen not to allocate their costs. For example, the TransCommunity chief financial officer functions as the chief financial officer for each of our subsidiary banks, eliminating the need for each bank to employ a dedicated chief financial officer; however, the cost of the TransCommunity chief financial officer is not passed on to our banks. The bank services division provides such services as information technology, communications, bank operations and courier service. The costs associated with these positions are fully allocated to our subsidiary banks.

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

Holding Company Regulation and Structure

The Company is subject to regulation under the Bank Holding Company Act of 1956 (“BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. Under the Gramm-Leach-Bliley Act (“GLBA”), however, qualifying bank holding companies may elect to be “financial holding companies” and to engage in a wider variety of activities. In the first quarter of 2004, we chose to be a financial holding company and, therefore, are permitted to engage, directly or through subsidiaries, in a wide variety of activities which are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us. The additional activities permitted to us as a financial holding company (if we so determine to conduct them) include, among others, securities activities such as underwriting, dealing, and brokerage, investment and merchant banking, and insurance underwriting, sales and brokerage activities. The Company is also a registered bank holding company under the bank holding company laws of the Commonwealth of Virginia. Accordingly, the Company is also subject to regulation and supervision by the State Corporation Commission of Virginia.

The OCC conducts regular examinations of each bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, each bank must furnish the OCC with periodic reports containing a full and accurate statement of its affairs.

FDIC Insurance

The deposits of the Banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the limits set forth under applicable law. The deposits of these banks are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC. When organized, the Bank of Rockbridge will be subject to the same assessments. The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Depository institutions insured by the BIF are required to pay assessments for deposit insurance ranging from a statutory minimum assessment of $2,000 annually to premiums up to .27% of domestic deposits. These rate schedules are subject to future adjustments by the FDIC.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or in danger of becoming insolvent. For example, under the policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to commit resources to support its subsidiary depository institutions. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by either the Savings Association Insurance Fund or the Bank Insurance Fund as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

Interstate Banking

Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nation-wide and state-imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is located. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under the applicable federal or state law.

Capital Requirements

Banking regulatory agencies have issued risk-based and leverage capital guidelines applicable to banking organizations which they supervise. Under the risk-based capital guidelines of the federal regulatory agencies, the Company and the Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%. At least half of total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (Tier 1 capital). The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the loan loss reserve. As of December 31, 2005, each of our subsidiary banks were considered well capitalized under the regulatory guidelines of the FDIC. The Company’s capital is discussed in greater detail under “Management’s Discussion and Analysis or Plan of Operation - Capital” in Item 6 of this annual report and in Note 17 of the notes to consolidated financial statements under the caption Regulatory Matters, and those discussions are incorporated by reference herein.

In addition, the Federal Reserve Board has established minimum leverage capital ratio guidelines for bank holding companies. These requirements provide for a minimum leverage ratio of tier 1 capital to adjusted average quarterly assets less certain amounts (“leverage ratio”) equal to 3% for bank holding companies that are rated a composite “1” and 4% for all other bank holding companies that meet certain criteria, including having the highest regulatory rating. The risk-based capital guidelines of the federal regulatory agencies explicitly identify concentrations of credit risk and the risk arising from non-traditional activities, as well as an institution’s ability to manage these risks, as important factors to be taken into account by the agencies in assessing an institution’s overall capital adequacy. The capital guidelines also provide that an institution’s exposure to a decline in the economic value of its capital due to changes in interest rates be considered by the agency as a factor in evaluating a banking organization’s capital adequacy.

Limits on Dividends and Other Payments

TransCommunity is a legal entity separate and distinct from its Banks. For the near-term, a significant portion of the revenues of TransCommunity will depend upon dividends or fees paid to TransCommunity by the Banks. Prior regulatory approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

Federal law also prohibits national banks from paying dividends that would be greater than the banks’ undivided profits after deducting statutory bad debts in excess of the banks’ allowance for loan losses. That means that each Bank must recover any start-up losses before it may pay a dividend to TransCommunity. As of December 31, 2005, the Bank of Powhatan was the only subsidiary bank that was in a position to pay a dividend to TransCommunity.

In addition, TransCommunity and its subsidiaries are subject to various general regulatory policies and requirements relating to the payment of dividends, including the requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, TransCommunity is subject to state laws that limit the amount of dividends it can pay to its shareholders. TransCommunity expects that these laws, regulations or policies will materially impact the ability of the Banks and, therefore, TransCommunity to pay dividends in the early years of operations.

Other Regulations

The Company and its subsidiary banks are also subject to certain other federal laws and regulations which directly impact operations of the Company:

USA Patriot Act. The USA Patriot Act became effective in October 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorists’ activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and compliance costs, the Company does not expect the USA Patriot Act to materially affect its products, services or other business activities.

Community Reinvestment Act. The banks are subject to the requirements of the Community Reinvestment Act (“CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently evaluated as part of the examination process pursuant to lending, investment and service tests. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility, and an unsatisfactory rating can substantially delay or block a transaction.

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of terrorist activities. Our subsidiary banks have been requested, and will be requested, to search their records for any relationships or transactions with persons on those lists. If the banks find any relationship or transactions, they must file a Suspicious Activity Report and contact the FBI. The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the banks find a name on any account, or wire transfer that is on an OFAC list, they must freeze such account, file a Suspicious Activity Report and notify the FBI.

Sarbanes-Oxley Act of 2002 (“SOX”). TransCommunity is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, TransCommunity is directly affected by the Sarbanes-Oxley Act of 2002 (“SOX”), which is aimed at improving corporate governance and reporting procedures. TransCommunity believes it is in substantial compliance with applicable SEC and other rules and regulations implemented pursuant to SOX and intends to comply with any applicable rules and regulations implemented in the future. Because the stock of TransCommunity is not listed on any national securities exchange or quoted on the NASDAQ Market System, certain provisions of SOX, including Section 404, and the regulations adopted or to be adopted thereunder, do not currently apply to TransCommunity.

Gramm-Leach-Bliley Act of 1999 (“GLBA”). The Gramm-Leach-Bliley Financial Modernization Act of 1999 (“GLBA”) was enacted on November 12, 1999, and became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and other financial services entities under a single holding company.

Bank holding companies and other types of financial services entities may elect to become financial holding companies under the GLBA. Financial holding companies are permitted to engage in activities considered financial in nature, as defined in GLBA, and may engage in a substantially broader range of activities than bank holding companies or banks. The GLBA enables financial holding companies to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, insurance underwriting and making merchant banking investments in commercial and financial companies. The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company. In addition, the GLBA allows insurers and other financial services companies to acquire banks; removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

To become a financial holding company, a bank holding company must provide notice to the Federal Reserve Board of its desire to become a financial holding company, and certify to the Federal Reserve Board that it and each of its bank subsidiaries is "well-capitalized," "well-managed" and has at least a "satisfactory" rating under the CRA. In the first quarter of 2004, we elected to be treated as a financial holding company under the GLBA.

The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal regulators will regulate banks' financial subsidiaries. The Securities and Exchange Commission (the “Commission”) will regulate securities activities of financial holding companies and state insurance regulators will regulate their business activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

The GLBA also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including TransCommunity, from disclosing nonpublic personal financial information to nonaffiliated third persons unless customers have the opportunity to “opt out” of the disclosure.

Consumer Laws and Regulations. The Banks are also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and the GLBA, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

Economic and Monetary Policies. The operations of TransCommunity are affected not only by general economic conditions, but also by the economic and monetary policies of various regulatory authorities. In particular, the Federal Reserve regulates money, credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

 Filings with the Securities Exchange Commission (“SEC”)

The Company files annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and other filings with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the Internet at http://www.sec.gov. Also, annual reports on Form 10-KSB and quarterly reports on Form 10-QSB are also posted on the Company’s website at http://www.tcfcorp.com as soon as reasonably practical after filing electronically with the SEC. Copies of these documents can be obtained free of charge by writing to the Company’s Corporate Secretary at 4235 Innslake Drive, Suite 200, Glen Allen, VA 23060 or by calling 804-934-9999.

Executive Officers of the Registrant

Name (Age)	Business Experience Past Five Years

Bruce B. Nolte (59)
Chief Executive Officer of TransCommunity since January 2006; President and Chief Operating Officer of TransCommunity from June 2001 to January 2006; President of TransCommunity from May to June 2001; Executive Vice President and General Counsel of First Horizon Strategic Alliances, Inc., a subsidiary of First Tennessee Bank, N.A. from July 1995 to May 2001; Director, TransCommunity, Glen Allen, Virginia since December 2005

William B. Littreal (36)
Chief Financial Officer of TransCommunity since February 2006; Senior Vice President and Controller of TransCommunity from May 2005 to February 2006; Information Systems Manager-Finance Department for the City of Richmond, Virginia from October 2004 to April 2005; President, Capital Resource Group, Inc. from June 2004 to October 2004; Senior Vice President-Operations and Technology, Citizens and Farmers Bank, West Point, Virginia from April 2000 to June 2004

Thomas M. Crowder (50)
Executive Vice President and Corporate Secretary of TransCommunity since February 2006; Chief Financial Officer of TransCommunity from February 2003 to February 2006; Director from March 2001 to January 2006 of TransCommunity; Executive Vice President, Guilford Company, Richmond, Virginia from 1989 to 2003; Director, Bank of Goochland, N.A., Goochland, Virginia since November 2002

RISK FACTORS

Bank of Powhatan and Bank of Goochland did experience, and Bank of Louisa has experienced and continues to experience, significant start-up operating losses. We expect that any other de novo banks we establish will likely experience similar start-up operating losses.

The future success of our operations must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment of new banks and related financial services. Typically, new banks are not profitable in their first several years of operation. For instance, Bank of Powhatan reached operating profitability in 24 months and Bank of Goochland reached operating profitability in 20 months.

The Bank of Louisa, which opened in April 2004, incurred net losses of $384,481 during 2005 and we expect Bank of Louisa will continue to incur losses during at least a portion of 2006. We expect that other new banks we may establish, such as the proposed Bank of Rockbridge, will also experience start-up operating losses.

We have a limited operating history upon which to base any estimate of our future success.

We were organized in 2001, and we and our subsidiaries have limited operating histories. As a consequence, there is limited historical financial information on which to base an evaluation of our current business or to make any estimate of our future performance. Because of our limited operating history, you may not have access to the type and amount of information that would be available to a shareholder of a financial institution with a more extended operating history.

Many of the loans in our loan portfolio are not seasoned which may increase the risk of credit defaults in the future.

A significant portion of Bank of Powhatan’s loans have been originated in the past four years. All of Bank of Goochland’s loans have been originated since November 2002, and most of Bank of Louisa’s loans have been originated since April 2004. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our concentrations of loans may create a greater risk of loan defaults and losses.

We have a substantial amount of loans secured by real estate in the central Virginia area, and substantially all of our loans are to borrowers in that area. Additionally, at December 31, 2005, approximately 73% of our loan portfolio consisted of commercial and residential construction loans, commercial real estate loans, commercial business loans and commercial lines of credit. These types of loans have a higher risk of default than other types of loans, such as single family residential mortgage loans. In addition, the repayments of these loans, which generally have larger balances than single family mortgage loans, often depend on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by deteriorating conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in general economic conditions in the central Virginia/Richmond metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience additional losses. Additionally, if, for any reason, economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

If our allowance for loan losses becomes inadequate, our results of operations may be adversely affected.

We maintain an allowance for loan losses that we believe is adequate to absorb the estimated losses in our loan portfolio. Through periodic review of the loan portfolio, management determines the amount of the allowance for loan losses by considering, among other factors, general market conditions, credit quality of the loan portfolio and performance of our customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these future losses may exceed our current estimates. There is no precise method for predicting credit losses since any estimate of loan losses is necessarily subjective and the accuracy depends on the outcome of future events. As a result, charge-offs in future periods may exceed our allowance for loan losses and additional increases in the allowance for loan losses would be required. If we need to make significant and unanticipated increases in our loan loss allowance in the future, our results of operations and financial condition would be materially adversely affected at that time.

We recently entered into a memorandum of understanding with the Federal Reserve Bank of Richmond.

Pursuant to a January 2006 memorandum of understanding with the Federal Reserve Bank of Richmond, the Board of Directors of the Company is undertaking a review of appropriate staffing levels, financial controls and corporate governance practices at the holding company level. The issuance of this memorandum of understanding followed an examination by the Federal Reserve Bank of Richmond in September 2005. We expect to provide quarterly status reports to the Federal Reserve Bank of Richmond during 2006 with respect to the above matters and with respect to our overall financial performance. Our ability to obtain regulatory approvals to execute our growth strategy may be limited while this memorandum of understanding is in effect.

 We may not be successful in obtaining all required regulatory approvals for the proposed de novo bank we seek to establish in Rockbridge County, Virginia.

We intend to establish a de novo subsidiary bank in Rockbridge County, Virginia. We may not be successful in obtaining necessary regulatory approvals to charter this new bank. In February 2005, we withdrew the application we had previously filed with the Office of the Comptroller of the Currency to charter this bank. We subsequently filed an application in November 2005 with the Virginia State Corporation Commission. We withdrew the state application to charter the bank in January 2006 pending resolution of the memorandum of understanding mentioned in the preceding risk factor. Although we remain committed to establishing a banking presence in Rockbridge County, there can be no assurance when or if we will obtain all required regulatory approvals.

The markets for our services are highly competitive and we face substantial competition.

The banking business is highly competitive. We compete with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms soliciting business from residents of and businesses located in our markets. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence or more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs. Failure to compete effectively to attract new and to retain existing customers could result in a decrease in loans we originate and could negatively affect our results of operations.

In attracting deposits, we compete with insured depository institutions such as banks, savings institutions and credit unions, as well as institutions offering uninsured investment alternatives, including money market funds. Traditional banking institutions, as well as entities intending to transact business online, are increasingly using the Internet to attract deposits without geographic or physical limitations. In addition, many non-bank competitors are not subject to the same extensive regulations that govern us. These competitors may offer higher interest rates on deposits than we offer, which could result in either our attracting fewer deposits or increasing our interest rates in order to attract deposits. Increased deposit competition could raise our cost of funds and could adversely affect our ability to generate the funds necessary for our lending operations, which would negatively affect our results of operations.

Changes in interest rates could have an adverse effect on our income.

Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our net interest income will be adversely affected if market interest rates change so that the interest we pay on deposits and borrowings increases faster than the interest we earn on loans and investments. Changes in interest rates also affect the value of our loans. An increase in interest rates could adversely affect borrowers’ ability to pay the principal or interest on existing loans or reduce their ability to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations.

Interest rates are highly sensitive to many factors that are partly or completely outside of our control, including governmental monetary policies, domestic and international economic and political conditions and general economic conditions such as inflation, recession, unemployment and money supply. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations.

We are subject to significant government regulations that affect our operations and may result in higher operating costs or increased competition for us.

Our success will depend not only on competitive factors, but also on state and federal regulations affecting financial and bank holding companies generally. We are subject to extensive regulation by the Board of Governors of the Federal Reserve System, the Office of Comptroller of the Currency and the Federal Deposit Insurance Corporation, and to a lesser extent, the Virginia State Corporation Commission. Supervision, regulation and examination of banks and bank holding companies by bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders. These agencies examine financial and bank holding companies and commercial banks, establish capital and other financial requirements and approve new branches, acquisitions or other changes of control. Our ability to establish new banks or branches or make acquisitions is conditioned on receiving required regulatory approvals from the applicable regulators.

Regulations now affecting us may change at any time, and these changes could affect us in unpredictable and adverse ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, increase the ability of non-banks to offer competing financial services and products, and/or assist competitors that are not subject to similar regulation, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition and results of operation.

Our success will depend significantly upon general economic conditions in central Virginia and nationally.

Our success will depend significantly upon general economic conditions in central Virginia as well as national economic conditions affecting Virginia. Any prolonged economic downturn or recession affecting central Virginia could impair borrowers’ ability to repay existing loans, potentially causing an increase in our nonperforming assets and charge-offs; deter customers from incurring more debt, possibly decreasing loan originations; or cause customers to draw down their savings, potentially decreasing deposits. In that event, we may experience lower earnings or losses, impaired liquidity and the erosion of capital. Such an economic downturn or recession could result from a variety of causes, including natural disasters, a prolonged downturn in various industries upon which the economy of central Virginia depends, or a national recession.

In addition, one of the focal points of our business is serving the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity relative to larger entities. As such, the businesses of many of our customers and their ability to repay outstanding loans may be more sensitive to changes in general economic conditions than larger entities. As a consequence, our results of operations and financial condition could be adversely affected by weakening economic conditions in central Virginia and nationally.

We depend on the services of key personnel, and a loss of any of those personnel could disrupt our operations and could have a material adverse effect on our operations.

We are a customer-focused and relationship-driven organization. Our growth and success has been in large part driven by the personal customer relationships maintained by our executives. We depend on the performance of our management at the holding company as well as the presidents of each of our subsidiary banks. Although we have entered into employment agreements with certain of our executive officers, we cannot offer any assurance that they and other key employees will remain employed by us. Moreover, we do not maintain key man life insurance on any of our executive officers. The loss of services of one or more of these key employees could have a material adverse impact on our operations.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal control we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. In our amended filings on Form 10-KSB for the year ended December 31, 2004, and on Form 10-QSB for the quarter ended March 31, 2005, we stated that our disclosure controls and procedures did not operate effectively as of the end of each of those reporting periods due to weaknesses in our controls over the financial reporting process amounting to a “significant deficiency.” Under the PCAOB standards, a “significant deficiency” is a control deficiency or combination of control deficiencies, that creates a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. While we believe the deficiencies identified in those reports have been remediated, we cannot assure that other internal or disclosure control deficiencies might not be identified. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

The success of our future recruiting efforts will impact our ability to grow.

The implementation of our business strategy will require us to continue to attract, hire, motivate and retain skilled personnel to develop new customer relationships as well as new financial products and services. Many experienced banking professionals employed by our competitors are covered by agreements not to compete or solicit their existing customers if they were to leave their current employment. These agreements make the recruitment of these professionals more difficult. The market for these people is competitive, and we cannot assure you that we will be successful in attracting, hiring, motivating or retaining them. The success of our recruiting efforts may impact our ability to grow and our future profitability.

We will not be in a position to pay dividends for the foreseeable future.

We do not expect to pay dividends on our common stock for at least several years. We intend to retain future earnings, if any, to improve each subsidiary bank’s capital structure to support future growth. Consequently, the return on our stock, if any, may be limited to capital appreciation for an indefinite period. Our future dividend policy will depend in large part on the earnings of our subsidiary banks, capital requirements, financial condition and other factors considered relevant by our board of directors. Additionally, TransCommunity is a separate legal entity from its subsidiaries and does not have significant operations or revenues of its own. TransCommunity substantially depends on dividends from its subsidiaries to pay its operating expenses. The availability of dividends from the subsidiaries is limited by various statutes and regulations. In the event that its subsidiaries are not permitted to pay dividends due to federal or state regulations, TransCommunity may not be able to pay its operating expenses. Consequently, any future inability to receive dividends from its subsidiaries could adversely affect TransCommunity’s business, financial condition, results of operations and cash flows.

To implement our growth strategy, we must successfully identify opportunities for expansion and successfully integrate our new operations into our existing operating platform.

We intend to continue our current growth strategy of entering underserved or over-consolidated markets in Virginia by organizing de novo banks, opportunistically acquiring other banking institutions or establishing branches of our existing subsidiaries. To the extent we are unable to identify attractive markets to enter, an important component of our growth strategy may be lost. Additionally, any future expansion or acquisition efforts may entail substantial costs and may not produce the revenue, earnings or synergies that we had anticipated. Any future expansion or acquisitions that we undertake will involve operational risks and uncertainties. Acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to successfully integrate the operations, management, products and services of the entities that we acquire or establish with our existing Common Operating Platform. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our failure to successfully integrate any entities that we establish or acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

Item 2. Description of Property

TransCommunity’s headquarters are located in approximately 14,000 square feet of leased space at 4235 Innslake Drive, Glen Allen, Virginia. This office space was leased in September 2003 and occupied in December, 2003. The office houses corporate operations, Financial Services and corporate offices for Main Street. The lease is for 10 years.

The Bank of Powhatan is located at 2320 Anderson Highway, Powhatan, Virginia. This bank’s building, which is of new construction, is a two-story brick structure, containing approximately 6,000 square feet. It has four teller stations, three drive-through windows and a drive-up ATM and night depository. The bank owns this property.

The Bank of Goochland is located at 100 Broad Street Road, Manakin-Sabot, Virginia. This bank’s main office building, which is of new construction, is a two-story brick structure containing approximately 9,500 square feet. It has five teller stations, two drive-through windows and a drive-up ATM and a night depository. The bank owns this property.

The Bank of Goochland also operates a branch office in a leased facility located at Goochland Courthouse, containing approximately 1,400 square feet. The term of this lease is five years.

The Bank of Louisa is located at 217 East Main Street, in the Town of Louisa, Virginia. This bank’s building, which is of new construction, is a two-story brick structure containing approximately 9,000 square feet. It has four teller stations, two drive-through windows, a drive-up ATM and a night depository facility. The bank owns this property.

Main Street leases approximately 3,600 square feet of office space in a modern office building at the intersection of Parham and Three Chopt Roads in western Henrico County. Main Street also leases office space for its branch offices located in Danville, Lynchburg and Virginia Beach, Virginia.

On June 1, 2004, we established an office for the proposed Bank of Rockbridge. This office, containing approximately 4,200 square feet, was leased for an initial term of three years with options to extend the life of the lease for additional terms.

The Company believes that all of its properties are adequately covered by insurance.

See Notes 7 and 22 of the notes to consolidated financial statements for more information on the Company’s properties.

Item 3. Legal Proceedings

In the ordinary course of operations, TransCommunity and subsidiaries expect to be parties to various legal proceedings. At present, there are no pending proceedings against TransCommunity or any subsidiary which, if determined adversely, would have a material effect on the business, results of operations, or financial position of TransCommunity or any subsidiary.

Item 4. Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted for a vote of security holders.

PART II

Item 5.  Market for Common Equity and Related Stockholders Matters

(a) The common stock of the Corporation has traded on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “TCYF” since July 22, 2005. TransCommunity’s transfer agent is Registrar and Transfer Company, 10 Commerce Drive, Cranford, New Jersey 07016-3572. The range of high and low closing prices of the Company’s common stock from July 22, 2005 to the end of 2005 has been:

	High	Low

Third quarter of 2005 (July 25-Sept. 30 only)	$10.00	$7.40
Fourth quarter of 2005	$8.45	$6.80

On March 15, 2006, TransCommunity had approximately 3,100 shareholders.

TransCommunity has not declared or distributed any cash dividends to its shareholders, and it is not likely that any cash dividends will be declared for several years. The Board of Directors of TransCommunity intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of TransCommunity and its subsidiaries for the foreseeable future. The future dividend policy of TransCommunity is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. TransCommunity’s ability to distribute cash dividends will depend substantially upon the banks’ abilities to pay dividends to TransCommunity. As national banks, the banks are subject to legal limitations on the amount of dividends each is permitted to pay. Furthermore, neither the banks nor TransCommunity may declare or pay a cash dividend on their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See “Limits on Dividends and Other Payments” in Part I of this annual report.

Small Business Issuer Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

October 1-31, 2005	0	0	0	n/a
November 1-30, 2005(1)	11,500	$15.00	0	n/a
December 1-31, 2005	0	0	0	n/a

(1) In November 2005, the Company repurchased 11,500 shares of its common stock sold in the Company’s 2004-05 non-underwritten offering from one person residing in a jurisdiction in which such shares had not been properly registered for sale. The shares were repurchased in a private transaction at the original issue price of $15.00 per share.

Selected Financial Data

Our selected consolidated financial data presented below as of and for the years ended December 31, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements. Our audited consolidated financial statements as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for the years ended December 31, 2005 and 2004 are included elsewhere in this annual report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis or Plan of Operation” included elsewhere in this annual report.

	For the Years Ended December 31,
	2005	2004	2003	2002
	(dollars in thousand, except per share amounts)
Summary balance sheet data:
Assets	$178,132	$143,048	$99,752	$51,123
Investment securities	31,238	27,775	19,753	4,198
Loans	122,573	104,915	66,120	37,117
Allowance for loan losses	1,692	1,422	843	462
Deposits	146,603	123,662	82,675	36,712
Other borrowed funds	272	3,727	1,699	1,448
Stockholders' equity	30,370	14,939	14,901	12,471

Summary results of operations data:
Interest and dividend income	$10,361	$6,758	$3,991	$2,305
Interest expense	2,948	1,883	1,160	757
Net interest income	7,413	4,875	2,831	1,548
Provision for loan losses	331	654	386	227
Net interest income after provision for loan losses	7,082	4,221	2,446	1,321

Noninterest income	4,774	4,113	2,433	1,507
Noninterest expense	13,289	10,612	7,117	4,024
Net loss from continuing operations	(1,433)	(2,278)	(2,237)	(1,197)

Net loss from discontinued operations	(339)	(303)	-	-
Net loss	$(1,772)	$(2,581)	$(2,237)	$(1,197)

Per Share Data:
Net loss per share from continuing operations- basic and diluted	$(0.43)	$(1.08)	$(1.19)	$(1.05)
Net loss per share - basic and diluted	$(0.53)	$(1.22)	$(1.19)	$(1.05)
Book value	$6.63	$6.64	$7.21	$7.77
Weighted average number of shares outstanding	3,315,479	2,114,275	1,887,458	1,143,262

Operating ratios:
Loss on average equity from continuing operations	(6.34%)	(17.14%)	(16.22%)	(14.06%)
Loss on average assets from continuing operations	(0.89%)	(1.89%)	(2.96%)	(3.04%)
Loss on average equity	(7.84%)	(19.42%)	(16.22%)	(14.06%)
Loss on average assets	(1.11%)	(2.14%)	(2.96%)	(3.04%)
Net interest margin	5.00%	4.37%	4.16%	4.43%
Loan to deposit ratio:	83.61%	84.84%	79.98%	101.10%

Asset quality ratios:
Allowance for loan losses to nonperforming loans	1022.58%	0.00%	703.52%	0.00%
Allowance for loan losses to total loans	1.38%	1.36%	1.27%	1.25%
Net charge-offs to average loans	0.05%	0.09%	0.00%	0.00%
Nonperforming assets to total loans	0.14%	0.00%	0.00%	0.00%

Capital ratios: (1)
Average equity to average assets	14.12%	11.01%	18.24%	21.62%
Leverage ratio	18.81%	12.04%	19.72%	30.42%
Tier 1 risk-based capital ratio	20.59%	14.81%	20.29%	46.12%
Total risk-based capital ratio	21.75%	16.26%	21.44%	47.37%

(1)
Capital ratios are presented on a consolidated basis for TransCommunity and its subsidiary banks. See Note 17 to our notes to our consolidated financial statements for the years ended December 31, 2005 and 2004 included elsewhere in this annual report for information concerning the capital ratios for each of our subsidiary banks and for TransCommunity on a consolidated basis.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

Cautionary Statement Regarding Forward-Looking Statements

The following presents management’s discussion and analysis of our financial condition and results of operation. The analysis and discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the financial statements and related notes included elsewhere in this annual report. This discussion contains certain forward-looking statements, including or related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this discussion, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements. These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward-looking statements. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement.

Many factors could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

•	Changes in economic conditions, either nationally or within the Company’s markets;
•	Changes in market interest rates affecting interest margins and profitability;
•	Ability to successfully execute our growth strategies;
•	Regulatory changes;
•	Competitive pressures; and
•	Legal or accounting changes.

In light of the significant uncertainties inherent in the forward-looking information included in this discussion, you should not regard the inclusion of this information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this discussion speak only as of the date of this annual report, and we expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies

Certain critical accounting policies reflect significant judgments and estimates used in the preparation of our consolidated financial statements. The Company’s most critical accounting policy relates to our allowance for loan losses, which reflects the estimated losses resulting from the inability of our borrowers to make required payments. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, our estimates would be updated, and additional allowances might be required. For further discussion of the estimates used in determining the allowance for loan losses, we refer you to the discussion on “Provision for Loan Losses” below.

Overview

During 2005, TransCommunity continued to grow while achieving significant reductions in its operating losses. Net losses for the year 2005 were $1.8 million, an improvement of 31.4% from losses of $2.6 million for the same period in 2004. Over this same period, losses per share, both basic and diluted, improved from a loss of $1.22 to a loss of $0.53 per share.

Net losses from continuing operations totaled $1.4 million for the year ended 2005 as compared to $2.3 million for the year ended 2004, or a 37.1% improvement. Over this same period, losses per share from continuing operations improved $0.65 per share from a loss of $1.08 in 2004 to a loss of $0.43 during 2005, or a 60.2% improvement.

Operating results for 2005 were impacted by two significant events. First, a portion of the proceeds from our July 2005 common stock offering was used to pay off the operating line of credit and provide additional capital for two of the Company’s banks. Investment income grew $738 thousand, or 147.3%, largely as a result of the additional funds available for investment from the July 2005 offering. Second, as a result of the holding company’s restructuring efforts, the Company recognized one-time charges in excess of $302 thousand during the fourth quarter of 2005.

At December 31, 2005, TransCommunity had, on a consolidated basis, total assets of $178.1 million, total deposits of $146.6 million, total loans of $122.6 million, and total stockholders’ equity of $30.4 million. In comparison, at December 31, 2004, TransCommunity reported total assets of $143.0 million, total deposits of $123.7 million, total loans of $104.9 million and total stockholders’ equity of $14.9 million.

2005 was also a year of many challenges for the Company as the Company experienced significant changes in its senior management personnel at year-end. Effective December 31, 2005, William C. Wiley resigned as Chairman of the Board and Chief Executive Officer and as a director of TransCommunity. He had served in those positions since the Company was organized in 2001. Bruce B. Nolte, President and Chief Operating Officer, was named Chief Executive Officer effective January 1, 2006, and Troy A. Peery, Jr., a director of TransCommunity since 2002, was named to serve as a non-executive Chairman of the Board effective January 1, 2006. Mr. Peery had previously served, and continues to serve, as Chairman of the Executive Committee of the Board of Directors. Also, Thomas M. Crowder, who had served as Chief Financial Officer since 2003, resigned from that position and as a director of TransCommunity, effective January 31, 2006 and was named Risk Management Officer and Corporate Secretary. William B. Littreal, the Company’s Controller since April 2005, was named Chief Financial Officer effective February 1, 2006. See Item 1, “Description of Business - Employees” for additional information concerning personnel restructuring efforts undertaken at the holding company level beginning in December 2005 and continuing into the first quarter of 2006.

Discontinued operations

During 2005, management considered opportunities to implement cost control measures in certain non-strategic operating units. In October 2005, the Company’s Board of Directors committed to a plan of discontinuing the operations of TransCommunity Investment Advisors, Inc. (“TCIA”) to better align its operations with its community banking focus. TCIA was effectively discontinued December 31, 2005. The discontinued activities appear within the financial services area of the Company’s segment reporting. TCIA, which began operations in July 2004, generated revenues of $29 thousand during 2005 and $11 thousand during the final six months of 2004. The operating activities of TCIA are reported as discontinued operations for all periods in the consolidated statement of income and are reported in the “Financial Services” column for segment reporting.

Net losses from discontinued operations totaled $339 thousand for the year ended 2005, or a loss of $0.10 per share as compared to $303 thousand for the year ended 2004, or a loss of $0.14 per share.

Summary financial data for discontinued operations

	Years Ended December 31,
	2005	2004
	(in thousands)

Operating revenues	$29	11

Salaries and employee benefits	288	212
Occupancy expenses	30	43
Equipment costs	4	8
Other operating expenses	46	51
	368	314

Loss from discontinued operations	$(339)	(303)

Retail Banking Segment

Net income for the retail banking segment was $1.7 million, an increase of $1.9 million over 2004 net losses of $182 thousand. Net interest income grew by $2.4 million, or 47.6%, as a result of increased loan volumes and higher yields. Deposit interest expense benefited from relatively low interest rates as a $33.1 million increase in average deposit balances resulted in only a $1.1 million increase in interest expense on deposits. The provision for loan losses decreased $283 thousand largely as a result of a lower provision for loan losses at Bank of Powhatan and stable asset quality at all of our banks. Noninterest income in the retail banking segment decreased by $82 thousand to $678 thousand during 2005. Noninterest expense in the retail banking segment increased by $558 thousand, or 10.4%, while assets grew by $23.6 million, or 16.5%.

Mortgage Segment

Main Street’s total revenues in 2005 totaled $4.0 million versus $3.4 million in 2004, or a 18.1% increase from 2004. Net losses for the mortgage banking segment totaled $83 thousand, as opposed to net income of $10 thousand compared to 2004. While revenues increased, Main Street experienced operating losses due in large part to legal expenses that were higher than normal due to a dispute that arose with a lender over the appraisals on a group of approximately 22 loans originated by Main Street. Main Street settled the dispute in 2005, agreed to repurchase the group of loans and agreed to pay a portion of the lender’s related legal expenses. As of December 31, 2005, the Bank of Powhatan had repurchased three of the loans, representing $70 thousand of the approximately $1.1 million of the principal balance included in the settlement. The loans repurchased were performing at the time of the repurchase. The one-time expenses incurred in 2005 exceeded $63 thousand, including a deficiency of $5 thousand for a loan that the lender had sold prior to notifying Main Street. In Main Street’s ten-year history, this has been the only time Main Street has been asked to repurchase any of its loans.

Financial Services

For the year ended December 31, 2005, our financial services division reported a net loss of $437 thousand, as compared with a loss of $363 thousand during 2004. Our financial services division generated $307 thousand in revenues during 2005 as compared to revenues of $19 thousand during the last six months of 2004. Due to the continued losses of this operating segment, the TransCommunity Board of Directors voted in the fourth quarter of 2005, to cease operations. The trust department at each of our banks was effectively discontinued at December 31, 2005 and management plans to reorganize remaining financial services operations by March 31, 2006.

Financial Condition at December 31, 2005

During the year ended December 31, 2005, our total assets increased by $35.1 million, or 24.5%, to $178.1 million. Of this increase in total assets, $33.7 million represented growth in interest-earning assets. Continued strong loan demand throughout the year resulted in an increase of $17.7 million, or 16.8%, in total loans outstanding. During 2005, investment securities increased by $3.5 million to $31.2 million. Growth in the investment portfolio and federal funds sold position is primarily due to the July 2005 capital raising effort. Federal funds sold, with an average annual return of 3.32%, is the lowest yielding of our interest-earning assets.

Loan growth in 2005 was concentrated in commercial and real estate lending. Our total loan growth of $17.7 million in 2005 was spread among portfolios secured by residential and commercial mortgages, which increased by $3.4 million and $11.5 million, respectively. Commercial and industrial loan outstandings increased by $2.8 million during 2005, while our construction lending portfolio contracted by $1.4 million.

Customer deposits continue to be our primary funding source. Our deposits are primarily generated through our community banks. At December 31, 2005, deposits totaled $146.6 million, an increase of $22.9 million or 18.6% from year-end 2004. Demand and savings deposits increased by $12.2 million, representing 53.2% of the total growth in deposits experienced by the Company during 2005.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under federal bank regulatory capital guidelines. At December 31, 2005, our stockholders’ equity totaled $30.4 million, an increase of $15.4 million from the December 31, 2004 balance. This net increase includes proceeds from the July 2005 offering, the 2005 net loss of $1.8 million and an increase of $31 thousand in accumulated other comprehensive losses.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2005 and 2004, our average interest-earning assets were $148.4 million, and $111.5 million, respectively. During these same years, our net interest margins were 5.00% and 4.37%, respectively.

Average Balances and Average Rates Earned and Paid. The table contained in Schedule I on page 29 sets forth, for the years 2005 and 2004, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Results of Operations for Year Ended December 31, 2005

Net Losses. Our net loss for 2005 was $1.8 million, an improvement of $810 thousand from a net loss of $2.6 million during in 2004. Net loss per share, both basic and diluted, was $0.53 for the year ended December 31, 2005, an improvement of $0.69 per share from a loss of $1.22 per share for the year ended December 31, 2004.

During 2005, we continued to experience strong growth at each of our subsidiary banks and we were able to raise sufficient capital to support our growth strategy. Total assets averaged $160.1 million during 2005 as compared to $120.8 million in 2004, an increase of $39.3 million or 32.5%.

Provision for loan loss decreased $324 thousand from $654 thousand in 2004 to $331 thousand in 2005. The reduction in expense is primarily the result of a stable loan portfolio at Bank of Powhatan which recognized no provision expense during 2005.

In absolute terms, our net interest income after the provision for loan losses increased by $2.9 million while our non-interest income grew by $679 thousand. However this growth was largely offset by the increase in non-interest expenses of $2.7 million.

During 2005, the prime rate increased 200 basis points and we have benefited from our asset sensitive balance sheet position. While it is management’s goal to remain relatively interest rate neutral, our Company is currently asset sensitive and does benefit from a rising interest rate environment. As a result of our growth in interest-earning assets combined with lower funding costs and rising interest rates during 2005, our net interest income increased $2.5 million, or 52.1%. Our noninterest expense growth included some non-recurring restructuring related costs which totaled $302 thousand or $0.09 per share.

Net Interest Income. During 2005, our net interest income increased by $2.5 million, or 52.1%, to $7.4 million. Our growth in interest income was the result of growth in our level of average earning assets as well as continued strong loan demand. Average total interest-earning assets increased $36.9 million or 33.1%, during 2005 as compared to 2004, while our average yield increased by 92 basis points from 6.06% during 2004 to 6.98% in 2005. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. There is a delayed impact on interest expense because 58.9 % of our average interest-bearing deposits were classified as time deposits which only experience increases in interest costs upon renewal.

Our average total interest-bearing liabilities increased by $28.8 million, or 32.3%. With rates consistently increasing during 2005, our average cost of interest-bearing liabilities increased by 39 basis points from 2.11% during 2004 to 2.50% during 2005, allowing our interest rate spread to increase 53 basis points.

Our investment income and interest expense have been impacted by the July 2005 stock offering in which TransCommunity completed the sale of 2.3 million shares of its common stock. A portion of the net proceeds from the offering was used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity’s operating line of credit. TransCommunity has used $3.3 million of the proceeds from this offering to strengthen the capital position of two of its subsidiary banks, which improved their respective lending limits. For the year ended December 31, 2005, our net interest spread was 4.48% and our net interest margin was 5.00%. For the year ended December 31, 2004, our net interest spread was 3.95% and our net interest margin was 4.37%. We believe that our bank subsidiaries are well positioned to produce consistent earnings results as they continue to expand their market share.

Provision for Loan Losses. We recorded a $331 thousand provision for loan losses for the year ended December 31, 2005, representing a decrease of $324 thousand from the $654 thousand provision expense we recognized for the year ended December 31, 2004. The level of the loan loss provision for 2005 is consistent with loan growth and net charge-offs that we experienced during 2005.

Provisions for loan losses are charged to income to bring our allowance for loan losses at period end to a level deemed appropriate by management based on the factors discussed under “Asset Quality - Allowance for Loan Losses.” While the dollar amount of the provision for loan losses decreased dramatically on a year-over-year basis, the ratio of the allowance for loan losses to period-ending total loans actually increased 2 basis points from the prior year-end to 1.38%. Nonperforming loans totaled $165 thousand or 0.14% of total loans at December 31, 2005. The Company reported no nonperforming loans at December 31, 2004. The allowance for loan losses at December 31, 2005 of $1.7 million represents 1.38% of total loans and 1022.6% of nonperforming loans. The allowance for loan losses at December 31, 2004 of $1.4 million equaled 1.36% of total loans outstanding at that date.

Non-Interest Income. For the year ended December 31, 2005, non-interest income from continuing operations increased $661 thousand, or 16.1%, to $4.8 million from $4.1 million for the prior year. This favorable increase resulted primarily from an increase of $632 thousand, or 18.9%, in commissions and fees from loan originations by Main Street Mortgage. Service charges and fees on deposit accounts increased by 3.8%, to $791 thousand during 2005. Non-interest income during 2005 also benefited from revenues of $278 thousand from the financial services division.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the need to invest in personnel and facilities to support our growth. Our ratio of non-interest expenses from continuing operations to average total assets during 2005 declined to 8.30% as compared to 8.79% during 2004. Because of our continued growth, we have seen increases in every major component of our non-interest expense. For the year ended December 31, 2005, our non-interest expense increased $2.7 million, or 25.2%. Salary and employee benefits expense increased $1.7 million, or 25.4%, including (i) the non-recurring restructuring charges in the fourth quarter of 2005, (ii) personnel costs at the proposed Bank of Rockbridge, (iii) 21.5% increases in salaries and commissions at Main Street Mortgage due to increased volumes, (iv) merit adjustments to salaries as well as (v) increased benefit costs. Occupancy expense increased $157 thousand, or 23.0%, reflecting the expenses associated with our normal operations and the proposed Bank of Rockbridge. Other non-interest expense, including other professional services such as legal and consulting fees, increased $795 thousand, or 29.1%, during 2005.

Income Taxes. At December 31, 2005, TransCommunity had total net operating loss (“NOL”) carryforwards of $8.5 million, which begin to expire in 2021. No provision for income tax benefits associated with the net losses has been recorded in the statement of operations since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future. Accordingly, the deferred tax asset related to the tax loss carryforwards and other deductible temporary differences have been fully reduced by a valuation allowance. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and certain other pre-ownership change tax attributes against its post-ownership change income may be limited. The stock offering consummated in July 2005 triggered Section 382 of the Internal Revenue Code which caused the Company to undergo an “ownership change” under the Internal Revenue Code. The “ownership change” resulted in a limitation of $804 thousand being imposed on the amount of taxable income generated in a future year that may be offset by NOLs incurred prior to such ownership change. In addition to reducing the amount of NOLs that may be used in any single year, in some situations, the limitations may result in NOLs expiring prior to being utilized. To the extent the NOL limitation amount in any taxable year exceeds our taxable income in that year, the excess can be carried over effectively to increase the limitation in the next succeeding year or years. Given that none of TransCommunity’s NOLs begin to expire until 2021, TransCommunity believes it will be able to fully utilize its NOLs prior to their respective expiration dates. Management will continue to monitor TransCommunity’s trend toward profitable operations and when sufficient evidence becomes available, TransCommunity will reduce the valuation allowance and recognize the related tax benefit in the statement of operations. See Note 12 of the notes to the Company’s consolidated financial statements elsewhere in this annual report for information concerning our NOLs and the years in which such NOLs will expire.

Investment Portfolio

Total investment securities of TransCommunity increased from $27.8 million at December 31, 2004 to $31.2 million at December 31, 2005. The Company invests in U.S. Agency securities in order to maintain a high level of earning assets, to provide liquidity and to secure public deposits. Management strives to structure the maturities of investments to meet projected liquidity needs, manage interest rate sensitivity and maximize earnings. Schedules showing the book value, maturities and weighted average interest rates of the investment portfolio are shown in Note 4 of the notes to the Company’s consolidated financial statements.

Loans

Total loans increased $17.7 million during the year ended December 31, 2005 to $122.6 million as a result of the growth of our subsidiary banks.

Loans by type are shown in the following schedule:

	December 31,	December 31,
	2005	2004
Real estate:
Construction	$16,040,907	$17,472,345
Residential	25,146,542	21,721,425
Commercial	52,954,477	41,481,954
Commercial, industrial and agricultural	20,205,294	17,424,992
Consumer and installment	7,595,098	6,616,012
All other	631,171	197,972

Total Loans	$122,573,489	$104,914,700

Loan categories that are particularly sensitive to rate changes as of December 31, 2005 are shown in the following schedule:

		VARIABLE INTEREST RATE:				FIXED INTEREST RATE:

	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total	Total maturities

Commercial, industrial and agricultural	$10,138,652	$2,445,253	$-	$2,445,253	$1,824,359	$5,695,666	$101,364	$5,797,030	$20,205,294
Real estate - construction	14,661,276	1,067,021	-	1,067,021	312,610	-	-	-	16,040,907
Total	$24,799,928	$3,512,274	$-	$3,512,274	$2,136,969	$5,695,666	$101,364	$5,797,030	$36,246,201

Concentration of Credit Risk

TransCommunity has a concentration of loans to borrowers secured by commercial real estate. At December 31, 2005, loans to these borrowers amounted to $53.0 million, or 43% of our consolidated loan portfolio.

Asset Quality - Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the amount deemed adequate to provide for potential losses in the loan portfolio. Among other factors, management considers the Company’s historical loss experience, the size and composition of the loan portfolio, the value and adequacy of collateral and guarantors, non-performing credits and current and anticipated economic conditions. There are additional risks of future loan losses, which cannot be precisely quantified nor attributed to particular loans or classes of loans. Because those risks include general economic trends as well as conditions affecting individual borrowers, the allowance for loan losses is an estimate. The allowance is also subject to regulatory examinations and determination as to adequacy, which may take into account such factors as the methodology used to calculate the allowance and size of the allowance in comparison to peer companies identified by regulatory agencies.

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2005, the allowance for loan losses was $1.7 million, or 1.38% of total loans, as compared to $1.4 million, or 1.36%, in 2004.

	At December 31,
	2005	2004
Allowance for loan losses, January 1	$1,422,078	$842,819
Provision charged to expense	330,621	654,166
Net loans charged off	(60,546)	(74,907)
Allowance for loan losses, December 31	$1,692,153	$1,422,078

Allowance for loan losses to total loans	1.38%	1.36%

Nonperforming assets

At December 31, 2005, TransCommunity had $165,479 in nonperforming loans. At December 31, 2004, TransCommunity did not have any loans classified as nonperforming. Loans are placed on nonaccrual status when, in the opinion of management, the collection of principal and interest are considered to be doubtful. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status. The following table contains nonperforming asset information as of the dates indicated.

	At December 31,
	2005	2004
	(dollars in thousands)

Loans past due 90 days and accruing interest	$140	$-
Nonaccrual loans	25	-
Restructured loans	-	-
Total nonperforming loans	165	-
Other real estate owned	-	-
Total nonperforming assets	$165	$-

Allowance for loan losses to nonperforming loans	1022.58%	0.00%
Allowance for loan losses to total loans	1.38%	1.36%

Allocation of the Allowance for Loan Losses

The allowance for loan losses consists of an allocated component and an unallocated component. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio.

The following table shows the allocation of the allowance for loan losses at December 31:

	2005		2004
	Allowance	Percent	Allowance	Percent

Real estate:
Construction	$221,448	13%	$241,753	17%
Residential	347,153	21%	298,636	21%
Commercial	731,048	43%	568,831	40%
Commercial, industrial and agricultural	278,938	16%	227,532	16%
Consumer and installment	104,852	6%	71,101	5%
All other	8,714	1%	14,225	1%

Total Loans	$1,692,153	$100%	$1,422,078	$100%

Premises and Equipment

Premises and equipment increased from $6.1 million at December 31, 2004 to $7.0 million at December 31, 2005. This increase is primarily attributable to the completion and furnishing of the main office building for the Bank of Louisa.

Deposits

TransCommunity’s deposits increased $22.9 million during 2005 to $146.6 million at December 31, 2005. A schedule of deposits by type is shown in the Company’s consolidated statements of financial condition. Time deposits of $100,000 or more equaled 34.5% of total time deposits at December 31, 2005.

The following table presents the maturity schedule of large denomination certificates at the dates indicated:

	Within 3 months	3-12 months	1-3 years	Over 3 years	Total	Percent of total deposits

At December 31, 2005	$4,657,340	$8,023,639	$5,394,439	$10,098,311	$28,173,729	19.22%
At December 31, 2004	$5,170,976	$2,588,543	$9,378,850	$9,009,409	$26,147,778	21.14%

Capital

On July 22, 2005, TransCommunity completed the sale of 2.3 million shares of its common stock at $8.00 per share in a registered public offering to a limited number of institutional investors. The minimum share purchase in the offering was 25,000 shares. The offering was made through a firm commitment underwriting in which Sandler O’Neill & Partners, L.P. served as the sole manager. TransCommunity received net proceeds from the offering of approximately $16.8 million after deducting underwriting discounts and expenses. A portion of the net proceeds from the offering was used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity’s line of credit. TransCommunity anticipates that a portion of the remaining proceeds, estimated to be approximately $8.0 million, will be used to provide the initial capital for Bank of Rockbridge, a new bank TransCommunity seeks to establish in Rockbridge County, Virginia. Additionally, TransCommunity has used $3.3 million of the proceeds from this offering to strengthen the capital position of two of its subsidiary banks. The remaining proceeds will be used to accommodate future growth and for general corporate purposes, which may include, among other things, operating expenses of the holding company headquarters.

The Federal Reserve Board, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted risk-based capital measures for regulatory purposes to assist in the assessment of capital adequacy. Management seeks to balance the return on equity to shareholders while satisfying the regulatory standards for risk-based capital ratios. Management believes, as of December 31, 2005, that the Company and each of its subsidiary banks met all of the minimum regulatory capital requirements and are categorized as “well capitalized”. At December 31, 2005, the Company had a leverage ratio of 18.81%, a Tier 1 risk-based capital ratio of 20.59% and a total risk-based capital ratio of 21.75%. The book value of the Company’s common stock at December 31, 2005 was $6.63 per share.

	At December 31,
	2005	2004

Tier 1 Capital:
Common stock	$45,817	$22,505
Surplus	39,777,578	22,566,921
Accumulated deficit	(9,378,963)	(7,607,270)

Total equity	30,444,432	14,982,156
Less: intangibles/goodwill	491,494	551,271
Less: net unrealized losses	(74,733)	(43,648)
Total Tier 1 Capital	30,027,671	14,474,533

Tier 2 Capital:
Allowance for loan losses	1,692,153	1,422,078

Total Tier 2 Capital	1,692,153	1,422,078

Total risk-based capital	$31,719,824	$15,896,611

Risk-weighted assets	$135,457,292	$97,755,331

Capital ratios:
Average equity to average assets	14.12%	11.01%
Leverage ratio	18.81%	12.04%
Tier 1 risk-based capital ratio	20.59%	14.81%
Total risk-based capital ratio	21.75%	16.26%

Liquidity and Interest Sensitivity

At December 31, 2005, TransCommunity had liquid assets of approximately $22.2 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at December 31, 2005. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at each of its subsidiary banks. TransCommunity’s bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary. The total amount available at December 31, 2005 is $6.1 million.

Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short-term or long-term liquidity.

At December 31, 2005, TransCommunity had a positive cumulative gap rate sensitivity ratio of 15.74% for the one-year repricing period. A positive one-year gap rate sensitivity ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising-rate environment. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank. TransCommunity's interest sensitivity analysis is shown in Schedule II on page 30.

Off-Balance Sheet Arrangements

At December 31, 2005, the Company had $38.9 million of off-balance sheet credit exposure in the form of $34.5 million of commitments and $4.4 million of standby letters of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

SCHEDULE I
TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid

ASSETS:

Loans, including fees	$110,920,178	$9,086,209	8.19%	$86,100,850	$6,233,136	7.24%
Federal funds sold	20,413,878	678,077	3.32	7,071,656	88,819	1.26
Investments	17,065,060	596,416	3.49	18,302,017	435,569	2.38

Total Earning Assets	148,399,116	10,360,702	6.98	111,474,523	6,757,524	6.06

Allowance for loan losses	(1,553,319)			(1,105,748)
Non-earning assets	13,304,103			10,429,673

Total Assets	$160,149,900			$120,798,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand -
Interest bearing	$38,804,662	$440,504	1.14%	$25,729,239	$253,693	0.99%
Savings	9,266,888	110,507	1.19	7,574,936	77,200	1.02
Time deposits	68,876,170	2,337,173	3.39	54,243,164	1,452,423	2.68

Total deposits	116,947,720	2,888,184	2.47	87,547,339	1,783,316	2.04

Other borrowed
Funds	1,058,332	59,671	5.64	1,677,793	99,430	5.93

Total interest-bearing
Liabilities	118,006,052	2,947,855	2.50	89,225,132	1,882,746	2.11

Non-interest bearing
Deposits	18,751,116			15,080,708
Other liabilities	783,767			3,197,980

Total liabilities	137,540,935			107,503,820

Stockholders' equity	22,608,965			13,294,628

Total liabilities and
stockholders' equity	$160,149,900			$120,798,448

Net interest earnings		$7,412,847			$4,874,778

Interest spread			4.48%			3.95%

Net interest margin			5.00%			4.37%

SCHEDULE II
TRANSCOMMUNITY FINANCIAL CORPORATION
INTEREST SENSITIVITY ANALYSIS
DECEMBER 31, 2005

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total

Uses of Funds:

Loans:
Real estate
Construction	$14,973,886	$1,067,021	$-	$16,040,907
Residential	17,757,321	5,700,478	1,688,743	25,146,542
Commercial	32,030,698	18,501,507	2,422,272	52,954,477
Commercial, industrial and agricultural	11,963,011	8,140,919	101,364	20,205,294
Consumer and installment	4,850,168	2,676,930	68,000	7,595,098
All other	631,171	-	-	631,171

Total Loans	82,206,255	36,086,855	4,280,379	122,573,489

Federal funds sold	12,683,935	-		12,683,935
Investment securities held to maturity, at cost	17,983,072	6,899,608	1,000,000	25,882,680
Investment securities available for sale, at fair value	2,980,312	2,374,544	-	5,354,856

Total	$115,853,574	$45,361,007	$5,280,379	$166,494,960

Sources of Funds:

Demand Deposits -
Interest bearing	$46,143,538	$-	$-	$46,143,538
Savings accounts	9,470,537	-	-	9,470,537
Time Deposits > $100,000	12,680,979	15,492,750	-	28,173,729
Time Deposits < $100,000	21,086,643	24,474,737	-	45,561,380

Total interest-bearing deposits	89,381,697	39,967,487	-	129,349,184

Federal funds purchased	272,000	-	-	272,000
Borrowings	-	-	-	-
-
Total	$89,653,697	$39,967,487	$-	$129,621,184

Discrete Gap	$26,199,877	$5,393,520	$5,280,379	$36,873,776
Cumulative Gap	$26,199,877	$31,593,397	$36,873,776

Ratio of Cumulative Gap
to Total Earning Assets	15.74%	18.98%	22.15%

SCHEDULE III

TRANSCOMMUNITY FINANCIAL CORPORATION
EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

	2005 compared to 2004			2004 compared to 2003
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total

Interest Income:

Loans, including fees	$1,796,919	$1,056,154	$2,853,073	$2,651,842	$(147,695)	$2,504,147
Federal funds sold	168,112	421,146	589,258	(31,991)	16,512	(15,479)
Investments	(29,440)	190,287	160,847	226,647	51,310	277,957

Total Earning Assets	1,935,592	1,667,586	3,603,178	2,846,498	(79,873)	2,766,625

Interest Expense:
Demand deposits	129,447	57,363	186,810	96,445	68,073	164,518
Savings deposits	17,258	16,050	33,308	37,214	(8,217)	28,997
Time deposits	392,165	492,585	884,750	514,379	(65,674)	448,705

Total deposits	538,869	565,999	1,104,868	648,038	(5,818)	642,220

Other borrowed
Funds	(36,734)	(3,025)	(39,759)	50,383	30,455	80,838

Total interest-bearing
Liabilities	502,135	562,974	1,065,109	698,421	24,637	723,058

Net increase (decrease) in
net interest income	$1,433,457	$1,104,612	$2,538,069	$2,148,077	$(104,510)	$2,043,567

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding. The rate change is the difference between the total change and the volume change.

Item 7. Financial Statements

The consolidated financial statements and related notes are included at the end of this report as Appendix A.

Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

(a.)  Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as TransCommunity that file periodic reports under the Securities Exchange Act of 1934 (the “Act”) are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Act, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

We have established disclosure controls and procedures to ensure that material information related to TransCommunity is made known to our principal executive officer and principal financial officer on a regular basis, in particular during the periods in which our quarterly and annual reports are being prepared. As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004. Based on this evaluation, TransCommunity’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that TransCommunity’s disclosure controls and procedures were operating effectively as designed as of December 31, 2004.

At the beginning of the third quarter of 2005, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer reevaluated the effectiveness of these disclosure controls and procedures as of the end of the periods ended December 31, 2004, and March 31, 2005, and based on their reevaluation, concluded that such disclosure controls and procedures did not operate effectively as of December 31, 2004, and March 31, 2005. This conclusion was based on two factors. First, as previously reported in the Company’s Form 10-QSB for the quarter ended March 31, 2005, during that quarter the Company’s independent auditors identified a weakness in the Company’s controls over the financial reporting process amounting to a significant deficiency. Second, the Company determined in early May 2005, that one or more errors occurred during the first quarter of 2005 in the process of compiling the Company’s consolidated financial statements for 2004. This resulted in underreporting the Company’s consolidated net loss for 2004 by approximately $254,000 in the original 2004 consolidated financial statements included in the Company’s Form 10-KSB filed March 30, 2005. As a result, the Company filed an amended Form 10-KSB/A on May 16, 2005, containing restated financial statements for 2004. The Company subsequently concluded that both these factors should have been reflected in its evaluation of its disclosure controls and procedures as they existed at December 31, 2004 and at March 31, 2005. As a result, the Company filed an amended Item 8A on Form 10-KSB/A and an amended Item 3(b) on Form 10-QSB/A on July 15, 2005. As previously noted in Item 3(b) of the Company’s Form 10-QSB for the quarter ended March 31, 2005, the Company added a full-time internal controller to its staff during the second quarter of 2005. This addition has reduced, and the Company believes it will continue to reduce, the Company’s reliance on external financial reporting assistance and will improve the Company’s control over its financial reporting process and will help to assure that the Company’s disclosure controls and procedures operate effectively in the future. On this basis, the Company’s certifying officers believe the Company’s disclosure controls and procedures were operating effectively at December 31, 2005.

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

Other than as noted above, during TransCommunity’s fiscal quarter ended December 31, 2005, there were no significant changes in TransCommunity’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Item 8B. Other Information

None.
PART III

Item 9.	Directors and Executive Officers of the Registrant

The information regarding the directors of TransCommunity contained under the captions “Election of Directors” and “Board of Directors, Board Committees and Attendance” in TransCommunity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 30, 2006 (the “2006 Proxy Statement”), is incorporated herein by reference. The information regarding Section 16(a) beneficial ownership reporting is contained in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The information concerning the executive officers of TransCommunity required by this item is included in Part I of this report under the caption “Executive Officers of the Registrant.”

TransCommunity has adopted a Code of Ethics that applies to all directors, executive officers and employees of TransCommunity and the Banks.

Item 10. Executive Compensation

The information regarding executive compensation under the captions “Executive Compensation” and “Employment Agreements” and regarding director compensation under the caption “Directors’ Compensation” contained in the 2006 Proxy Statement is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding equity compensation plans under the caption “Securities Authorized for Issuance Under Equity Compensation Plan” contained in the 2006 Proxy Statement is incorporated by reference herein.

The information regarding stock ownership by directors and executive officers under the caption “Beneficial Ownership” contained in the 2006 Proxy Statement is incorporated by reference herein.

Item 12. Certain Relationships and Related Transactions

The information regarding certain transactions with directors or executive officers under the caption “Interest of Management and Board in Certain Transactions” contained in the 2006 Proxy Statement is incorporated herein by reference.

Item 13. Exhibits

(a)	Exhibits

The following exhibits are filed as part of this Form 10-KSB:

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of TransCommunity (as amended May 25, 2004) (1)

3.2	Bylaws of TransCommunity (as amended December 14, 2005) (2)

10.2(a)*	Employment Agreement between TransCommunity Financial Coporation and William B. Littreal, dated December 28, 2005 (3)

10.2(c)*	TransCommunity Bankshares Incorporated 2001 Stock Option Plan (amended and restated effective March 27, 2003) (4)

10.2(c)(i)*	Form of Non-Qualified Stock Option Agreement for Employee (9)

10.2(c)(ii)*	Form of Non-Qualified Stock Option Agreement for Director (9)

10.2(d)*	Separation Agreement and General Release by and between William C. Wiley and TransCommunity Financial Corporation, dated December 19, 2005 (5)

10.2(g)*	Employment Agreement between Bank of Powhatan, N.A. and James F. Keller dated July 8, 2003 (6)

10.2(i)*	Employment Agreement between Bank of Louisa, N.A. and George D. Yancey dated April 19, 2004 (7)

10.3*	Base Salaries for named executive officers (filed herewith)

14.	Code of Ethics (8)

21.	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of McGladrey & Pullen, L.L.P. (filed herewith)

23.2	Consent of S.B. Hoover & Company, L.L.P. (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of CEO pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005.
(3)	Incorporated by reference to Exhibit 10.2(k) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006.
(4)	Incorporated by reference to Exhibit 10.2(c) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005.
(6)	Incorporated by reference to Exhibit 10.2(g) to the Company’s Quarterly Report on Form 10-QSB dated August 12, 2003.
(7)	Incorporated by reference to Exhibit 10.2(h) on the Company’s Registration Statement on Form SB-2 (No. 333-114755) filed with the Securities and Exchange Commission on April 23, 2004.
(8)	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.
(9)	Incorporated by reference to the corresponding Exhibit number contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005.

Item 14. Principal Accountant Fees and Services

The information regarding fees and services of TransCommunity’s principal independent accountant for 2004, S. B. Hoover & Company, and TransCommunity’s principal independent accountants for 2005, McGladrey & Pullen, LLP, under the captions “Audit Committee Pre-approval Policy” and “Principal Accountant Fees” contained in the 2006 Proxy Statement is incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION (Registrant)

/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer (principal executive officer)

/s/ William B. Littreal
William B. Littreal
Chief Financial Officer (principal financial and accounting officer)

Signatures (Continued)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Capacity	Date

/s/	LAWRENCE W. BROOMALL
	Lawrence W. Broomall	Director	March 29, 2006

/s/	WILLIAM B. LITTREAL
	William B. Littreal	Chief Financial Officer	March 29, 2006

/s/	BRUCE B. NOLTE	Chief Executive Officer	March 29, 2006
	Bruce B. Nolte	and a Director

/s/	LAWRENCE B. NUCKOLS
	Lawrence B. Nuckols	Director	March 29, 2006

/s/	TROY A. PEERY, JR.
	Troy A. Peery, Jr.	Chairman	March 29, 2006

/s/	JOHN W. PRETLOW, JR.
	John W. Pretlow, Jr.	Director	March 29, 2006

/s/	GEORGE W. RIMLER
	George W. Rimler	Director	March 29, 2006

*/s/	STUART C. SIEGEL
	Stuart C. Siegel	Director	March 29, 2006

/s/	JOHN J. SPONSKI
	John J. Sponski	Director	March 29, 2006

	JOHN C. WATKINS	Director	March 30, 2006
/s/	John C. Watkins

	ROBIN TRAYWICK WILLIAMS	Director	March 29, 2006
/s/	Robin Traywick Williams

* By Bruce B. Nolte, as Attorney in Fact

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
McGladrey & Pullen
Certified Public Accountants
Report of Independent Registered Public Accounting Firm

To the Board of Directors
Transcommunity Financial Corporation
Glen Allen, Virginia

We have audited the consolidated balance sheet of Transcommunity Financial Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcommunity Financial Corporation and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Richmond, Virginia
March 24, 2006

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
TransCommunity Financial Corporation
Richmond, Virginia

We have audited the consolidated balance sheet of TransCommunity Financial Corporation as of December 31, 2004, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCommunity Financial Corporation as of December 31, 2004 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As reported in Notes 1 and 2, the operations of TransCommunity Investment Advisors, Inc. were discontinued in 2005. Accordingly, the 2004 consolidated statements of operations and related footnotes have been restated in conformity with generally accepted accounting principles.

S. B. Hoover & Company, L.L.P.

March 20, 2005 (except for reclassification of discontinued operations, as to which the date is  March 27, 2006)
Harrisonburg, Virginia

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31, 2005	December 31, 2004

Assets

Cash and due from banks	$4,131,988	$3,617,266
Federal funds sold	12,683,935	143,000

Total cash and cash equivalents	16,815,923	3,760,266

Securities available for sale, at fair value	5,354,856	17,876,464
Securities held to maturity, fair value of $25,722,042 and $9,868,983 at December 31, 2005 and 2004, respectively	25,882,680	9,899,035

Loans	122,573,489	104,914,700
Allowance for loan losses	(1,692,153)	(1,422,078)
Total loans, net	120,881,336	103,492,622

Premises and equipment, net	7,005,040	6,142,819
Federal Reserve bank stock (restricted)	535,010	507,300
Other assets	1,657,542	1,369,244

Total assets	$178,132,387	$143,047,750

Liabilities

Deposits:
Demand:
Noninterest bearing	$17,253,634	$15,549,428
Interest bearing	46,143,538	36,603,311
Savings	9,470,537	8,502,482
Time	73,735,109	63,006,695

Total deposits	146,602,818	123,661,916

Federal funds purchased	272,000	2,277,000
Note payable	-	1,450,000
Accrued interest payable	301,699	205,879
Accrued expenses and other liabilities	586,171	514,447

Total liabilities	147,762,688	128,109,242

Commitments and Contingencies (Notes 7,9,13,19,20)

Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,581,741 and 2,250,508 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	45,817	22,505
Additional paid in capital	39,777,578	22,566,921
Accumulated deficit	(9,378,963)	(7,607,270)
Accumulated other comprehensive income (loss)	(74,733)	(43,648)

Total stockholders' equity	30,369,699	14,938,508

Total liabilities and stockholders' equity	$178,132,387	$143,047,750

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the years ended
	December 31, 2005	December 31, 2004

Interest and dividend income
Interest on loans, including fees	$9,086,209	$6,233,136
Interest on federal funds sold	678,077	88,819
Interest on debt securities	561,478	412,356
Dividends on equity securities	34,938	23,213

Total interest and dividend income	10,360,702	6,757,524

Interest expense
Interest on deposits	2,888,184	1,783,316
Interest on other borrowed funds	59,671	99,430

Total interest expense	2,947,855	1,882,746

Net interest income	7,412,847	4,874,778

Provision for loan losses	330,621	654,166

Net interest income after provision for loan losses	7,082,226	4,220,612

Noninterest income
Bank service charges and fees	791,485	762,556
Commissions and fees from loan originations	3,983,041	3,351,101

Total noninterest income	4,774,526	4,113,657

Noninterest expense
Salaries and employee benefits	8,207,875	6,547,723
Occupancy expenses	839,948	683,115
Equipment expenses	711,973	646,789
Other operating expenses	3,529,469	2,734,847

Total noninterest expense	13,289,265	10,612,474

Net loss from continuing operations	(1,432,513)	(2,278,205)

Net loss from discontinued operations	(339,180)	(303,212)

Net loss	$(1,771,693)	$(2,581,417)

Net loss per share from continuing operations (basic and diluted)	$(0.43)	$(1.08)

Net loss per share (basic and diluted)	$(0.53)	$(1.22)

Weighted average number of shares outstanding	3,315,479	2,114,275

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance,
December 31, 2003	2,067,613	$-	$20,676	$19,916,482	$(5,025,853)	$(9,863)	$14,901,442

Net loss	-	-	-	-	(2,581,417)	-	(2,581,417)
Unrealized loss on securities
available for sale	-	-	-	-	-	(33,785)	(33,785)
Total comprehensive loss	-	-	-	-	-	-	(2,615,202)
Subscriptions received	-	2,743,425	-	-	-	-	2,743,425
Common stock issued	182,895	(2,743,425)	1,829	2,555,513	-	-	(186,083)
Deferred compensation expense	-	-	-	94,926	-	-	94,926
Balance,
December 31, 2004	2,250,508	$-	$22,505	$22,566,921	$(7,607,270)	$(43,648)	$14,938,508

Balance,
December 31, 2004	2,250,508	$-	$22,505	$22,566,921	$(7,607,270)	$(43,648)	$14,938,508

Net loss	-	-	-	-	(1,771,693)	-	(1,771,693)
Unrealized loss on securities
available for sale	-	-	-	-	-	(31,085)	(31,085)
Total comprehensive loss	-	-	-	-	-	-	(1,802,778)
Subscriptions received	-	19,040,495	-	-	-	-	19,040,495
Common stock issued	2,342,733	(19,040,495)	23,427	17,306,736	-	-	(1,710,332)
Common stock repurchase	(11,500)		(115)	(172,385)			(172,500)
Deferred compensation expense	-	-	-	76,306	-	-	76,306
Balance,
December 31, 2005	4,581,741	$-	$45,817	$39,777,578	$(9,378,963)	$(74,733)	$30,369,699

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the years ended
	December 31, 2005	December 31, 2004

Operating activities:
Net loss from continuing operations	$(1,432,513)	$(2,278,205)
Net loss from discontinued operations	(339,180)	(303,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	330,621	654,166
Amortization of security premiums and accretion of discounts, net	6,878	(72,363)
Depreciation	537,929	417,719
Loss (gain) on disposition of premises and equipment	2,064	(1,026)
Deferred compensation expense	76,306	94,926
Net change in:
Other assets	(288,298)	(194,275)
Interest payable	95,820	-
Accrued expenses and other liabilities	71,724	243,213

Net cash used in operating activities	(938,649)	(1,439,057)

Investing activities:
Purchase of securities held to maturity	(71,200,000)	(23,137,332)
Purchase of securities available for sale	(9,000,000)	(21,101,321)
Proceeds from maturities of securities held to maturity	55,200,000	30,749,685
Proceeds from maturities of securities available for sale	18,500,000	5,505,518
Proceeds from sales of securities available for sale	3,000,000	-
Purchase of Federal Reserve bank stock	(27,710)	(150,000)
Net increase in loans	(17,719,335)	(38,869,924)
Proceeds from the sale of property	-	2,500
Payments for the purchase of premises and equipment	(1,402,214)	(1,472,037)

Net cash used in investing activities	(22,649,259)	(48,472,911)

Financing activities:
Net change in federal funds purchased	(2,005,000)	1,776,000
Proceeds from offering of common stock	19,040,495	2,743,425
Costs of stock offering	(1,710,332)	(186,083)
Net borrowings (repayments) of note payable	(1,450,000)	252,000
Common stock repurchase	(172,500)	-
Net change in:
Demand deposits	11,244,433	24,675,240
Savings deposits	968,055	2,676,337
Time deposits	10,728,414	13,635,538

Net cash provided by financing activities	36,643,565	45,572,457

Net increase (decrease) in cash and cash equivalents	13,055,657	(4,339,511)

Cash and cash equivalents:
Beginning of the period	3,760,266	8,099,777

End of the period	$16,815,923	$3,760,266

Supplemental disclosures of cash flow information:
Interest paid	$2,852,035	$1,821,813

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 NATURE OF OPERATIONS:

TransCommunity Financial Corporation (“TransCommunity” or the “Company”) is a bank holding company whose principal activity is the formation, ownership and operation of independently-managed community banks. TransCommunity’s first subsidiary, the Bank of Powhatan, N.A. (“Bank of Powhatan”), was organized as a national banking association in 1999, and commenced operations on March 20, 2000. TransCommunity’s second subsidiary, Bank of Goochland, N.A. (“Bank of Goochland”), was organized and incorporated during 2002, and commenced operations on November 25, 2002. On April 19, 2004, TransCommunity established its third independent community bank in the central Virginia area, the Bank of Louisa, N.A. (“Bank of Louisa” together with Bank of Powhatan and Bank of Goochland, the “banks”). TransCommunity initially established the Bank of Louisa in July 2003 as a branch of Bank of Powhatan. The assets and liabilities of this branch office were transferred to Bank of Louisa contemporaneously with the receipt by that bank of its independent national banking charter in April 2004.

As nationally-chartered banks, TransCommunity’s subsidiary banks are subject to regulation by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System. The banks provide general banking services to individuals, small- and medium-size businesses and the professional communities of Powhatan, Goochland and Louisa Counties of Virginia and surrounding areas.

On January 1, 2001, the Bank of Powhatan purchased Main Street Mortgage and Investment Corporation (“Main Street”) which became a wholly-owned subsidiary of the bank. Main Street originates commercial and residential real estate loans for investors throughout the state.

During 2004, TransCommunity applied for and received authority to offer trust services through each of its national bank subsidiaries. TransCommunity Investment Advisors, Inc., an investment advisory subsidiary, was formed to handle asset management and TransCommunity Investment Services, an insurance agency and investment broker, was established to broaden the scope of financial services available through each of the subsidiary banks. During the fourth quarter of 2005, the Board of Directors directed management to discontinue the operations of TransCommunity Investment Advisors, Inc.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of financial presentation - The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America (US GAAP) and predominant practices within the banking industry. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions also affect reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses and intangible assets. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

pay specific loan obligations, and current loan collateral values. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral. Actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

Substantially all outstanding goodwill resulted from the 2001 acquisition of Main Street, an existing mortgage brokerage operation with experienced management and a solid market presence. As a result of Main Street’s market presence, the Company had formulated its own strategy to create such a “pipeline” of production. Accordingly, implicit in the Company’s purchase of Main Street was the acquisition of that production. However, if such benefits, including new business, are not derived or the Company changes its business plan or is subject to certain events or circumstances since its last annual fair value determination, a charge for goodwill impairment may be recognized.

Principles of consolidation - The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiaries, Bank of Powhatan, Bank of Goochland, Bank of Louisa, Main Street Mortgage and Investment Corporation, Inc., a wholly-owned subsidiary of Bank of Powhatan, TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. All significant inter-company balances and transactions have been eliminated.

Business segments - Statement on Financial Accounting Standards (SFAS) No.131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosure about products and services, geographic area, and major customers. The statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments.

The Company applies the aggregation criteria set forth under SFAS No.131 for its Bank Subsidiaries to create a reportable segment, “Community Banking.” All of Community Banking’s activities are interrelated, and each activity is dependent and assessed based on how each of the Community Banking’s activities supports the other activities. For example, Community Banking’s commercial lending is dependent upon its ability to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, significant operating decisions are based upon analysis of Community Banking as an operating segment.

Main Street operates as a wholly-owned subsidiary of one of the Community Banks, Bank of Powhatan. However, the Company regards Main Street as a reportable segment, “Main Street”, in that the unit specializes in brokering residential and commercial mortgage products for a network of lenders and institutional investors. This unit is primarily managed by the Company, has a larger geographic market than the Community Banks and generates a majority of the income from outside the Community Bank network.

The Company considers TransCommunity Investment Services, Inc. and TransCommunity Investment Advisors, Inc. a reportable segment, “Financial Services”, since the management of this unit is also under the control of the Company.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

The financial statement information of the parent company is included as a reportable segment. This segment is principally involved with providing managerial support and the operation of the shared services platform for the other reportable segments.

The following tables present revenues, expenses and net income (loss) for the years 2005 and 2004 and total assets at the respective year-ends for our business segments. All significant intersegment accounts and transactions have been eliminated.

	For year ended December 31, 2005
	(dollars in thousands)

	Community Banking	Main Street	Financial Services	Trans- Community	Elimi- nations	Consolidated

Net interest income (expense)	$7,305	$(47)	$-	$155	$-	$7,413
Provision for loan losses	(267)	(64)	-	-	-	(331)
Noninterest income	678	3,983	278	312	(477)	4,774
Noninterest expense	(5,909)	(3,955)	(376)	(3,586)	537	(13,289)
Income (loss) from subsidiaries	(83)	-	-	1,347	(1,264)	-
Net income (loss) from continuing operations	1,724	(83)	(98)	(1,772)	(1,204)	(1,433)

Net loss from discontinued operations	-	-	(339)	-	-	(339)

Net income (loss)	$1,724	$(83)	$(437)	(1,772)	$(1,204)	$(1,772)

Total Assets	$166,447	$1,219	$151	$30,559	$(20,244)	$178,132

	For year ended December 31, 2004
	(dollars in thousands)

	Community Banking	Main Street	Financial Services	Trans- Community	Elimi- nations	Consolidated

Net interest income (expense)	$4,949	$(25)	$-	$(49)	$-	$4,875
Provision for loan losses	(549)	(105)	-	-	-	(654)
Noninterest income	760	3,351	8	500	(506)	4,113
Noninterest expense	(5,352)	(3,211)	(68)	(2,555)	574	(10,612)
Income (loss) from subsidiaries	10	-	-	(477)	467	-
Net income (loss) from continuing operations	(182)	10	(60)	(2,581)	535	(2,278)

Net loss from discontinued operations	-	-	(303)	-	-	(303)

Net income (loss)	$(182)	$10	$(363)	(2,581)	$535	$(2,581)

Total Assets	$143,077	$1,492	$-	$16,472	$(17,993)	$143,048

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Investment securities - The Company accounts for its investment securities in accordance with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities. Investment securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion. Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to accumulated other comprehensive income, a component of shareholders’ equity. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

As of December 31, 2005 and 2004, the Company did not have any foreign investment securities or securities designated as trading account investments.

SFAS No.133, Accounting for Derivative Instruments and Hedging Activity, established accounting and reporting standards for derivative instruments, including certain derivative instruments imbedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 was amended by SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company’s adoption of SFAS No.133, as amended, did not have a material impact on its financial condition or results of operations. The Company did not have any derivatives at December 31, 2005 and 2004.

The Company adopted EITF 03-1, The Meaning of Other than Temporary Impairment and Its Application to Certain Investments, as of December 31, 2003.  EITF 03-1 includes certain required quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized.  In November 2005, the FASB issued Staff Position FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The FSP also provides accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company adopted FSP No. FAS 115-1 and FAS 124-1 as of December 31, 2005. The disclosures required under EITF 03-1 and FSP No. FAS 115-1 and FAS 124-1 are included in these consolidated financial statements.

Loans and allowance for loan losses - Loans that management has the intent or the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unamortized loan fees and loan origination costs and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. The allowance for loan losses is maintained at a level that management considers adequate to provide for credit losses inherent in the loan portfolios at the reporting date. The level of the allowance is based on management’s evaluation of losses in the loan portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year, management makes credit reviews of the loan portfolios designed to identify potential charges to the allowance.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Interest income on loans is credited to operations based upon the principal amount outstanding. The net amounts of origination fees, origination costs and commitment fees are deferred and recognized over the lives of the related loans and leases as adjustments of yield. When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, the accrual of applicable interest is discontinued. A loan is generally classified as nonaccrual when principal and interest have consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future or in the process of collections. In all cases, loans are placed on nonaccrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The Company follows SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No.118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

Premises and equipment - Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

The Company follows SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No.144 retained the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. SFAS No.144 also changed the requirements relating to reporting the effects of a disposal or discontinuation of a segment of a business.

Goodwill and intangible assets - SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. Effective January 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Income taxes - The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan and lease losses, interest income on nonaccrual loans, depreciation and amortization, difference between book and tax bases of assets acquired and net operating loss carryforwards. The Company and its subsidiaries file a consolidated federal income tax return.

Statements of cash flows - Cash and cash equivalents are defined as the sum of cash on hand, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period.

Other real estate owned - Other real estate owned is recorded at lower of cost or market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, holding costs and gains and losses on subsequent sale are included in the consolidated statements of operations. At December 31, 2005 and 2004, the Company held no other real estate owned.

Advertising costs - The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 2005 and 2004 were approximately $428 thousand and $373 thousand, respectively.

Earnings per share - Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock.

Stock based compensation - At December 31, 2005, the Company had a stock-based compensation plan, which is more fully described in Note 16. The Company accounts for the plan under the recognition and measurement principles of APB No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in the net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

On December 14, 2005, the Company accelerated the vesting of 69,222 shares of stock options, which consisted of all unvested stock options, other than options on 10,732 shares, in the Company’s stock option plan, so that such options became fully vested and exercisable on that date. In accordance with FIN 44, Accounting for Certain Transactions Involving Stock Compensation, a FASB interpretation of APB Opinion No. 25, compensation expense must be recorded for certain modifications of share-based payments. The acceleration of vesting and exercisability of unvested stock options will provide the Company with a benefit to its future results of operation by an avoidance of expense that would have been required to be recorded on unvested stock options as they vest, starting January 1, 2006, in accordance with the Company’s adoption of SFAS No. 123(R), Share-Based Compensation.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

The following table illustrates the effect on net loss and loss per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plan.

	2005	2004

Net loss, as reported	$(1,771,693)	$(2,581,417)
Deduct: total stock-based
employee compensation
expense determined under
fair value based method	(144,263)	(345,939)

Pro Forma Net Loss	$(1,915,956)	$(2,927,356)

Loss per Share:
Basic and diluted - as reported	$(.53)	$(1.22)

Basic and diluted - pro forma	$(.58)	$(1.38)

Comprehensive income (loss) - The Company follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income which includes net income (loss) as well as certain other items that result in a change to shareholders’ equity during the period.

Reclassifications - Certain reclassifications have been made in the 2004 financial statements to conform to the classifications used in 2005.

New Accounting Pronouncements - In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FASB Staff Position (FSP) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”. The Company is required to adopt the provisions of FSP 115-1 effective for all reporting periods after December 15, 2005. The Company does not anticipate the provisions of FSP 115-1 will have a material effect on financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued

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

In December 2005, the Company accelerated the vesting on all unvested stock options outstanding, other than 10,732 shares. The effect of adopting the provisions of SFAS No. 123(R) in the first quarter of 2006 is not expected to have a material effect on the Company’s financial position or results of operations. The estimated fair value of any employee stock options granted subsequent to the adoption of the provisions of SFAS No. 123(R) will be expensed over the requisite service period, which is expected to equal the vesting period.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”.) SFAS 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces ABP Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets, liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years after December 15, 2005. The Company does not anticipate this revision will have a material effect on its financial position or results of operations.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) of the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer”. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The scope of the SOP applies to unhealthy “problem” loans that have been acquired, either individually in a portfolio, or in a business acquisition. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 requires purchased loans and debt securities to be initially recorded at fair value based on the present value of future cash flows expected to be collected with no carryover of any valuation allowance previously recognized

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

by the seller. Interest income is recognized based on the effective yield from cash flows expected to be collected. To the extent that the purchased loans or debt securities experience subsequent deterioration in credit quality, a valuation allowance is established for any additional cash flows that are not expected to be received. However, if more cash flows subsequently are expected to be received than originally estimated, then the effective yield is to adjusted on a prospective basis. The SOP does not apply to loans originated by TransCommunity. TransCommunity adopted the provisions of SOP 03-3 effective January 1, 2005. The initial implementation had no material effect on the Company’s consolidated financial position or consolidated results of operations.

NOTE 3 RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Banks are required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2005, these reserve balances amounted to $172,697. No reserves were required in 2004.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

Securities Available for Sale
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Agency notes	$5,429,589	$-	$(74,733)	$5,354,856

Total Securities Available for Sale	$5,429,589	$-	$(74,733)	$5,354,856

Securities Held to Maturity
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Agency discount notes	$19,482,772	$-	$(12,043)	$19,470,729
U.S. Agency notes	6,399,908	-	(148,595)	6,251,313

Total Securities Held to Maturity	$25,882,680	$-	$(160,638)	$25,722,042

Securities Available for Sale
December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Agency discount notes	$9,490,176	$-	$(6,927)	$9,483,249
U.S. Agency notes	8,429,936	-	(36,721)	8,393,215

Total Securities Available for Sale	$17,920,112	$-	$(43,648)	$17,876,464

Securities Held to Maturity
December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$4,999,158	$355	$(1,124)	$4,998,389
U.S. Agency notes	4,899,877	1,875	(31,158)	4,870,594

Total Securities Held to Maturity	$9,899,035	$2,230	$(32,282)	$9,868,983

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at December 31, 2005, by contractual maturity, are shown in the following schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair value	Weighted Average Yield
Securities Available for Sale
Due within one year	$3,000,000	$2,980,312	2.73%
Due after one year through five years	2,429,589	2,374,544	4.52%
Due after five years through ten years	-	-	-
Total Securities Available for Sale	$5,429,589	$5,354,856	3.53%

Securities Held to Maturity
Due within one year	$17,983,072	$17,972,679	2.53%
Due after one year through five years	6,899,608	6,765,300	3.05%
Due after five years through ten years	1,000,000	984,063	5.15%
Total Securities Held to Maturity	$25,882,680	$25,722,042	2.77%

At December 31, 2004, gross unrealized losses totaled $75,930. Data required to disclose the fair value of the securities with unrealized losses at December 31, 2004 by length of time they were in a continuous loss position was not available. Securities in an unrealized loss position at December 31, 2005 are shown below.

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,066,133	$58,867	$6,540,036	$164,461	$11,606,169	$223,328
US Agency discount notes	19,470,729	12,043	-	-	19,470,729	12,043

Total	$24,536,862	$70,910	$6,540,036	$164,461	$31,076,898	$235,371

The 2005 unrealized loss is the aggregate of 18 U.S. Agency notes, of which 11 have a continuous loss period of more than 12 months. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of TransCommunity’s subsidiary banks to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 INVESTMENT SECURITIES (Continued):

The carrying amount (which approximates fair value) of securities pledged by the banks to secure public deposits amounted to $11,784,274 and $10,927,153 at December 31, 2005 and 2004, respectively.

As nationally-chartered banks, TransCommunity’s subsidiary banks are required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $535,010 and $507,300 as of December 31, 2005 and 2004, respectively.

NOTE 5 LOANS:

Loans receivable outstanding at December 31, 2005 and 2004 are summarized as follows:

	At December 31,
	2005	2004
Real estate:
Construction	$16,040,907	$17,472,345
Residential	25,146,542	21,721,425
Commercial	52,954,477	41,481,954
Commercial, industrial and agricultural	20,205,294	17,424,992
Consumer and installment	7,595,098	6,616,012
All other	631,171	197,972

Total Loans	$122,573,489	$104,914,700

At December 31, 2005 and 2004, the total recorded investment in loans in nonaccrual status amounted to $25,291 and $0, respectively, and the total recorded investment in loans past due 90 days or more and still accruing interest amounted to approximately $140,188 and $0, respectively. These nonaccrual and past due loans consist of smaller balance homogenous loans that are collectively evaluated for impairment.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 LOANS (Continued):

TransCommunity’s banking subsidiaries have entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. The aggregate amount of loans to such related parties at December 31, 2005 and 2004 was $4.3 million and $4.5 million, respectively.

NOTE 6 ALLOWANCE FOR LOAN LOSSES:

A summary of the changes in the allowance for the loan losses is shown in the following schedule:

	At December 31,
	2005	2004

Allowance for loan losses, January 1	$1,422,078	$842,819
Provision charged to expense	330,621	654,166
Net loans charged off	(60,546)	(74,907)
Allowance for loan losses, December 31	$1,692,153	$1,422,078

Allowance for loan losses to total loans

NOTE 7 PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 2005 and 2004 are summarized as follows:

	At December 31,
	2005	2004

Land and improvements	$1,722,575	$1,495,625
Buildings	4,164,375	2,572,871
Furniture and equipment	2,722,549	2,054,701
Construction in progress	11,650	1,097,834
	8,621,149	7,221,031

Accumulated depreciation	(1,616,109)	(1,078,212)

Net premises and equipment	$7,005,040	$6,142,819

The depreciation expense on premises and equipment for 2005 and 2004 was $537,929 and $417,719, respectively.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 PREMISES AND EQUIPMENT (Continued):

Construction in progress at December 31, 2005 includes leasehold improvements being made to the Bank of Powhatan; this construction is anticipated to be completed during 2006.

Construction in progress at December 31, 2004 includes architectural, engineering and construction costs of $1.1 million associated with the development and construction of the main office location for Bank of Louisa.

NOTE 8 TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $28,173,729 and $26,147,778 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

2006	$33,767,622
2007	2,835,087
2008	3,617,291
2009	2,481,986
2010	31,033,123

Total	$73,735,109

NOTE 9 NOTES PAYABLE:

In 2003, TransCommunity entered into a $1,500,000 line of credit arrangement with a correspondent bank to provide financing to be used primarily as working capital. In 2004, this line of credit was increased to $1,700,000. The line of credit carried interest at the prime rate, as published in the Wall Street Journal, plus 50 basis points. This renewable line of credit, which was secured by 250,000 shares of stock of the Bank of Powhatan owned by TransCommunity, matured on December 31, 2004, and was renewed with a new maturity of December 31, 2005. At December 31, 2004 the amount outstanding on this operating line of credit was $1,450,000. On July 22, 2005, this line of credit was fully repaid from stock offering proceeds received and subsequently closed. Interest expense associated with this line of credit was $51,334 and $67,346 during 2005 and 2004, respectively.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 CAPITAL STOCK:

TransCommunity is authorized to issue up to 25,000,000 shares of common stock, $.01 par value per share, and up to 5,000,000 shares of preferred stock, $.01 par value per share. At December 31, 2005 and December 31, 2004 TransCommunity had 4,581,741 shares and 2,250,508 of common stock issued and outstanding, respectively. On the same dates no shares of preferred stock were issued or outstanding.

During the period June 2004 to February 2005, TransCommunity sold 225,528 shares of common stock in a non-underwritten public offering, at a purchase price of $15 per share. Additionally, 100 shares of common stock were issued in 2005 in connection with an option exercise by one optionholder. These shares were issued at an option exercise price of $10.00 per share. In July 2005, TransCommunity sold 2,300,000 shares of common stock in an underwritten public offering to a limited number of institutional investors at a purchase price of $8.00 per share. The minimum share purchase requirement in the offering was 25,000 shares per investor.

In November 2005, TransCommunity repurchased 11,500 shares of common stock sold in the 2004-05 non-underwritten offering from one person residing in a jurisdiction in which such shares had not been properly registered for sale. The shares were repurchased at the original issue price at $15 per share.

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

During 2005 and 2004, Bank of Powhatan had sufficient capital and paid dividends to the holding company in the amounts of $770,000 and $560,000, respectively. After payment of these dividends, Bank of Powhatan’s retained earnings balance at December 31, 2005 and 2004 was $462,178 and $180,241, respectively.

NOTE 12 INCOME TAXES:

The components of income tax expense are as follows:

At December 31,
	2005	2004

Current benefit	$-	$-
Deferred benefit	-	-

Net income tax benefit	$-	$-

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES (Continued):

The components of the deferred tax assets and liabilities at December 31, 2005 and 2004 are as follows:

	At December 31,
	2005	2004
Deferred tax assets:
Allowance for loan loss	$532,580	$437,360
Organization and start-up costs	15,975	47,142
Charitable contribution carryover	24,998	20,360
Award of restricted stock	81,139	55,195
Net operating loss carryforwards	2,815,583	2,297,159
Unrealized loss on available for sale securities	25,409	14,860

Total deferred tax asset	3,495,684	2,872,076

Less: valuation allowance	(3,202,396)	(2,613,541)

	293,288	258,535

Deferred tax liabilities:
Goodwill	29,097	21,822
Depreciation	264,191	236,713

	293,288	258,535

Net deferred tax asset	$-	$-

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 INCOME TAXES (Continued):

The following table summarizes the differences between the actual income tax benefit and the amounts computed using the federal statutory tax rates:

	At December 31,
	2005	2004

Income tax benefit at the applicable federal tax rate	$602,376	$877,683
Change in valuation allowance for deferred taxes	(588,855)	(869,402)
Nondeductible expenses	(13,521)	(7,931)
Other	-	(350)

Income tax benefit	$-	$-

At December 31, 2005, TransCommunity had total net operating loss carryforwards of $8,505,062 which begin to expire after December 31, 2021 and thereafter as follows:

Year of expiration:

2021	$771,784
2022	1,661,303
2023	2,313,031
2024	2,234,169
2025	1,524,775

Net operating losses	$8,505,062

At December 31, 2005 and 2004, TransCommunity generated net operating losses of $1,524,775 and $2,234,169, respectively, which may be carried forward for 20 years. At this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future against which these net operating losses and other deductible temporary differences can be utilized. The deferred tax asset recognized at December 31, 2005, was $3,495,684 and consisted primarily of the tax benefit from the net operating loss carryforwards of $8,505,062. The net deferred tax asset, at December 31, 2005 and 2004, is fully offset by a valuation allowance. However, management will continue to monitor TransCommunity’s trend toward profitable operations and when sufficient evidence becomes available, TransCommunity will recognize a deferred tax asset and related tax benefit in continuing operations.

The Company issued common stock to its new shareholders on July 22, 2005, resulting in a more than 50% change in ownership. As a result, utilization of the Company's net operating losses incurred prior to the change in control of approximately $7.8 million is limited under Internal Revenue Code §382 to approximately $804 thousand annually. The Company incurred approximately $677 thousand of net operating loss during 2005, after the change of control. Taxable income in future years that exceed the annual §382 limit and the post change of control net operating loss will be taxed at regular corporate tax rates.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 CONCENTRATION OF CREDIT RISK:

Most of the banks’ loans are made to customers in the banks’ trade areas. Accordingly, the ultimate collectibility of the banks’ loan portfolio is susceptible to changes in local economic conditions. The types of loans made by the banks are described in Note 5. Collateral required by the banks is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower. TransCommunity has a concentration of loans secured by real estate. At December 31, 2005, real estate loans represented 77% of the loans in our consolidated portfolio. Real estate lending by our banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans.

Deposit amounts at other high credit quality commercial banks may, at times, exceed federally insured limits.

NOTE 14 STATEMENTS OF CASH FLOWS:

	2005	2004

Supplemental disclosure of cash paid
during the year for interest:	$2,852,035	$1,821,813

Non-cash financing and investing transactions:
Other comprehensive income: unrealized loss
on securities available for sale	(31,085)	(33,784)
Deferred expense of restricted stock award	(76,306)	(94,926)

NOTE 15 PURCHASE OF SUBSIDIARY:

Other assets include $320,917 of goodwill attributable to the purchase of Main Street Mortgage by the Bank of Powhatan. In June of 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142 “Goodwill and Other Intangible Assets.” This accounting standard requires that goodwill not be amortized; however, it is tested annually for impairment and adjusted to fair value, if necessary, using one of several valuation methods. The goodwill related to the above purchase was tested for impairment during the fourth quarter of 2005 after TransCommunity had completed its annual forecast and budget. The estimated fair value of Main Street exceeded its carrying value at its subsidiary level.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 STOCK OPTION PLAN:

A stock option plan (the “Plan”) was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. Under the Plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director. The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued. The exercise price may not be less than 100% of the fair market value of the shares on the grant date. Unless the Stock Option Committee determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date. Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors. On May 16, 2001 and April 15, 2003, options to acquire 45,575 and 222,700 shares, respectively, were granted under the Plan; these options have an exercise price of $10 per share and a term of ten years. In addition, on April 15, 2003, options were granted to executive officers, under existing employments agreements, to acquire 51,000 shares. These options were exercisable at December 31, 2004.

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions: risk-free interest rate 4.00%, expected life - 10 years, expected volatility - zero and expected dividends - zero. A total of 37,150 options have lapsed as of December 31, 2005, and 700 options have been exercised pursuant to the Plan. In December 2005, all unvested options, other than options on 10,732 shares, became fully vested.

A summary of the options granted is shown in the following table:

	2005	2004

Outstanding at beginning of the year	317,375	318,675
Granted	0	0
Exercised	(100)	0
Lapsed	(35,850)	(1,300)

Outstanding at end of the year	281,425	317,375
Options exercisable at end of year	281,425	161,275
Exercise Price	$10.00	$10.00
Weighted average remaining contracted life
at December 31, 2005	84 months	96 months

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 STOCK OPTION PLAN (Continued):

The Board awarded a former executive 25,000 “restricted” shares of TransCommunity stock. The shares become fully vested on December 31, 2005. The compensation cost related to the restricted stock award was expensed over the requisite service period. Compensation expense of $76,413 and $94,926 was recorded for 2005 and 2004, respectively.

NOTE 17 REGULATORY MATTERS:

Both TransCommunity and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. If TransCommunity, or its subsidiary banks, fail to meet minimum capital requirements, its primary regulators can initiate certain mandatory and possible additional discretionary actions. If such actions are undertaken, they could have a direct material effect on TransCommunity’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TransCommunity’s subsidiary banks must meet specific capital guidelines that involve quantitative measures of each bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

TransCommunity may not pay a dividend while there is an accumulated deficit.

Quantitative measures are established by bank regulations to ensure capital adequacy. The Banks are required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2005, management believes that the Company and the Banks meet all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios for the years ended December 31, 2005 and 2004 for the Company and the Banks are as follows:

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 REGULATORY MATTERS (Continued):

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Amount in Thousands)

As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$31,720	21.75%	$11,668	8.00%	$	N/A
Bank of Powhatan	$7,523	12.72%	$4,752	8.00%		$5,940	10.00%
Bank of Goochland	$7,204	12.07%	$4,774	8.00%		$5,968	10.00%
Bank of Louisa	$5,059	21.03%	$1,925	8.00%		$2,406	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$30,028	20.59%	$5,834	4.00%	$	N/A
Bank of Powhatan	$6,780	11.46%	$2,376	4.00%		$3,564	6.00%
Bank of Goochland	$6,536	10.95%	$2,387	4.00%		$3,581	6.00%
Bank of Louisa	$4,812	20.00%	$962	4.00%		$1,444	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$30,028	18.81%	$6,386	4.00%	$	N/A
Bank of Powhatan	$6,780	9.55%	$2,840	4.00%		$3,551	5.00%
Bank of Goochland	$6,536	10.53%	$2,483	4.00%		$3,103	5.00%
Bank of Louisa	$4,812	16.41%	$1,173	4.00%		$1,467	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$15,897	16.26%	$7,820	8.00%	$	N/A
Bank of Powhatan	$7,429	14.69%	$4,045	8.00%		$5,057	10.00%
Bank of Goochland	$4,946	13.51%	$2,928	8.00%		$3,660	10.00%
Bank of Louisa	$4,365	26.19%	$1,333	8.00%		$1,667	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$14,475	14.81%	$3,910	4.00%	$	N/A
Bank of Powhatan	$6,795	13.44%	$2,023	4.00%		$3,034	6.00%
Bank of Goochland	$4,479	12.24%	$1,464	4.00%		$2,196	6.00%
Bank of Louisa	$4,197	25.18%	$667	4.00%		$1,000	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$14,475	12.04%	$4,810	4.00%	$	N/A
Bank of Powhatan	$6,795	10.70%	$2,540	4.00%		$3,175	5.00%
Bank of Goochland	$4,479	8.33%	$2,152	4.00%		$2,689	5.00%
Bank of Louisa	$4,197	20.79%	$807	4.00%		$1,009	5.00%

As of October 2005, the most recent date of notification, the Office of the Comptroller of the Currency categorized all TransCommunity subsidiary banks as Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as shown in the above table. There are no conditions or events since this date that management believes have changed the category of any of its subsidiary banks.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107) “Disclosures About the Fair Value of Financial Statements” defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Banks’ financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between the Company and other financial institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

TransCommunity has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments The estimation methodology used, the estimated fair values and the recorded carrying value of financial instruments at December 31, 2005 and 2004 are as follows:

	December 31, 2005		December 31, 2004
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(in thousands)		(in thousands)

Financial assets:
Cash and due from banks	$4,132	$4,132	$3,617	$3,617
Federal funds sold	12,684	12,684	143	143
Investment securities	31,077	31,238	27,745	27,775
Federal Reserve Bank stock	535	535	507	507
Loans, net	122,178	120,881	104,841	103,493
Accrued interest receivable	808	808	518	518

Financial liabilities:
Demand deposits:
Noninterest bearing	$17,254	$17,254	$15,549	$15,549
Interest bearing	46,144	46,144	36,603	36,603
Savings deposits	9,471	9,471	8,502	8,502
Time deposits	74,999	73,735	62,779	63,007
Federal funds purchased	272	272	2,277	2,277
Notes payable	-	-	1,450	1,450
Accrued interest payable	302	302	206	206

The estimated fair values of investment securities are based on quoted market prices if available or on the quoted market prices of comparable instruments if quoted market prices are not available. The gross loan portfolio and time deposits are valued using a present value discounted cash flow method where market prices are not available. The discount rate used in these calculations is the estimated current market rate adjusted for credit risk. All other financial instruments have fair values that approximate the carrying value.

The fair value of commitments to extend credit and standby letters of credit are considered immaterial.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 19 FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

In the normal course of business, the banks have outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The banks' exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The banks use the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amount represents credit risk were as follows (dollars in thousands):

	December 31,
	2005	2004

Commitments to extend credit	$34,532	$28,493
Standby letters of credit	4,370	3,022

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

NOTE 20 COMMITMENTS AND CONTINGENT LIABILITIES:

TransCommunity has entered into a master agreement with a third party to provide data processing services to the Company and its subsidiary banks. This agreement is for an initial period of 60 months. Unless written notice of non-renewal is provided by either party at least 180 days before expiration of any term, the agreement shall automatically renew for a period of 5 years. The current monthly expense associated with these agreements is approximately $48,400 and is based principally on the level of accounts at each subsidiary bank.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 COMMITMENTS AND CONTINGENT LIABILITIES (Continued):

The Company and its subsidiaries lease banking facilities and other office space under operating leases that expire at various dates through 2014 and that contain certain renewal options. Total rent expense for office and equipment for the years ended December 31, 2005 and 2004 amounted to $622,991 and $531,104, respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2005, pertaining to premises, future minimum rent commitments under various operating leases are as follows:

2006	$484,416
2007	487,605
2008	466,521
2009	471,940
2010	482,979
Thereafter	1,239,770
$3,635,231

NOTE 21 OTHER OPERATING EXPENSES:

Other operating expenses include the following:

	2005	2004

Advertising and public relations	$427,765	$373,400
Charitable contributions	13,641	13,267
Consulting fees	170,461	40,288
Data processing fees	362,095	334,380
Directors’ and officers’ liability insurance	16,075	7,548
Filing and registration fees	54,761	44,352
Legal and accounting fees	917,858	427,234
Miscellaneous	50,319	94,068
OCC and FDIC assessment	87,906	72,733
Other insurance	44,085	24,648
Postage and freight	125,499	138,173
Stationery and supplies	215,482	175,645
Stock certificates and shareholder communications	-	36,226
Subscriptions and membership dues	46,729	36,340
Telephone	210,733	226,286
Training and personnel development	75,754	56,391
Travel, meals and entertainment	115,197	90,817
Other	595,109	543,051

	$$3,529,469	$2,734,847

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

TRANSCOMMUNITY FINANCIAL CORPORATION
PARENT COMPANY ONLY
BALANCE SHEETS
DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31, 2005	December 31, 2004

Assets

Cash and due from banks	$178,486	$871,122
Federal funds sold	11,638,935	-

Total cash and cash equivalents	11,817,421	871,122

Property and equipment, net	374,261	376,897
Investment in subsidiaries	17,376,401	14,810,676
Due from subsidiaries	930,488	375,551
Other assets	60,812	37,469

Total assets	$30,559,383	$16,471,715

Liabilities

Line of credit	-	1,450,000
Accounts payable	179,820	82,657
Accrued expenses and other liabilities	9,864	550

Total liabilities	189,684	1,533,207

Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,581,741 and 2,250,508 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	45,817	22,505
Additional paid in capital	39,777,578	22,566,921
Accumulated deficit	(9,378,963)	(7,607,270)
Accumulated other comprehensive income (loss)	(74,733)	(43,648)

Total stockholders' equity	30,369,699	14,938,508

Total liabilities and stockholders' equity	$30,559,383	$16,471,715

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

TRANSCOMMUNITY FINANCIAL CORPORATION
PARENT COMPANY ONLY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the years ended
	December 31, 2005	December 31, 2004

Income
Interest income	$206,986	$18,109
Dividends from subsidiaries	770,000	560,000
Bank administration fee income	312,130	194,815
Recovery of start-up costs from subsidiary	-	230,000
Other	-	74,994
Total income	1,289,116	1,077,918

Expenses
Salaries and employee benefits	1,977,883	1,381,085
Consulting fees	113,355	128,136
Legal and accounting fees	614,093	236,682
Equipment expenses	136,868	177,099
Rent	340,800	172,547
Advertising and public relations	91,770	80,072
Other operating expenses	362,850	379,268
Total expense	3,637,619	2,554,889

Loss before undistributed earnings (deficit) of subsidiaries	(2,348,503)	(1,476,971)

Undistributed earnings (deficit) of subsidiaries - continuing operations	915,990	(801,234)
Undistributed earnings (deficit) of subsidiaries - discontinued operations	(339,180)	(303,212)

Net loss	$(1,771,693)	$(2,581,417)

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

TRANSCOMMUNITY FINANCIAL CORPORATION
PARENT COMPANY ONLY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the years ended
	December 31, 2005	December 31, 2004

Operating activities:
Net loss	$(1,771,693)	$(2,581,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	80,524	61,046
Undistributed (earnings) deficit of subsidiaries - continuing operations	(915,990)	801,234
Undistributed (earnings) deficit of subsidiaries - discontinued operations	339,180	303,212
Deferred compensation expense	76,306	94,926
Net change in:
Other assets	(23,343)	40,021
Accounts payable	97,163	4,583
Accrued expenses and other liabilities	9,314	(3,239)

Net cash used in operating activities	(2,108,539)	(1,279,634)

Investing activities:
Investment in subsidiaries	(2,000,000)	(5,500,000)
Increase in due from subsidiaries	(574,937)	(375,551)
Proceeds from sales of securities available for sale	3,000,000	-
Proceeds from maturities of securities available for sale	3,000,000	-
Purchases of securities available for sale	(6,000,000)	-
Proceeds from the sale of premises and equipment	-	34,450
Payments for the purchase of premises and equipment	(77,888)	(264,830)

Net cash used in investing activities	(2,652,825)	(6,105,931)

Financing activities:
Proceeds from offering of common stock, net	17,330,163	2,557,342
Proceeds from line of credit	-	450,000
Repayment of line of credit	(1,450,000)	-
Common stock repurchase	(172,500)	-

Net cash provided by financing activities	15,707,663	3,007,342

Net increase (decrease) in cash and cash equivalents	10,946,299	(4,378,223)

Cash and cash equivalents:
Beginning of the period	871,122	5,249,345

End of the period	$11,817,421	$871,122

Supplemental disclosures of cash flow information:
Interest paid	$51,334	$67,376

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 DEFINED CONTRIBUTION PENSION PLAN:

TransCommunity has a defined contribution pension plan in the form of a 401(k) plan (the “401(k) Plan”) covering substantially all of its employees. Under the 401(k) Plan, employees can contribute up to 15% of their pretax salary subject to Internal Revenue Service ceilings. TransCommunity matches the first 4% of salaries contributed by their employees and additionally contributes 5% of compensation regardless of what the employee contributes. Total expenses for the 401(k) Plan for the years ended December 31, 2005 and 2004 was $553,518 and $369,720, respectively.

NOTE 24	SUBSEQUENT EVENTS
Pursuant to a January 2006 memorandum of understanding with the Federal Reserve Bank of Richmond, the Company’s Board of Directors is conducting a review of appropriate staffing levels, financial controls and corporate governance practices at the holding company level. The Company expects to provide quarterly status reports to the Federal Reserve Bank of Richmond during 2006 with respect to the above matters and with respect to its overall financial performance.

In January 2006, the Company withdrew the state application to charter the Bank of Rockbridge, pending resolution of the January 2006 memorandum of understanding.