Form 10-Q
period 2006-03-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2006-05-12
CIK 1140249

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-33355

TRANSCOMMUNITY FINANCIAL
CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-2032355
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4235 Innslake Drive
Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

(804) 934-9999
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock at the close of business on May 12, 2006 was 4,581,741 shares of common stock, $.01 par value.

TRANSCOMMUNITY FINANCIAL CORPORATION

Part I Financial Information

Item 1. Financial Statements

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2006 AND DECEMBER 31, 2005

	March 31, 2006	December 31, 2005
	Unaudited	Audited
Assets

Cash and due from banks	$4,557,637	$4,131,988
Federal funds sold	8,965,608	12,683,935

Total cash and cash equivalents	13,523,245	16,815,923

Securities available for sale, at fair value	7,354,073	5,354,856
Securities held to maturity, fair value of $25,206,294 and $25,722,042 at March 31, 2006 and December 31, 2005, respectively	25,392,664	25,882,680

Loans	121,717,554	122,573,489
Allowance for loan losses	(1,724,708)	(1,692,153)
Total loans, net	119,992,846	120,881,336

Premises and equipment, net	6,950,323	7,005,040
Federal Reserve bank stock (restricted)	571,879	535,010
Other assets	1,506,764	1,657,542

Total assets	$175,291,794	$178,132,387

Liabilities

Deposits:
Demand:
Noninterest bearing	$19,392,614	$17,253,634
Interest bearing	37,112,653	46,143,538
Savings	10,753,158	9,470,537
Time	75,926,102	73,735,109

Total deposits	143,184,527	146,602,818

Federal funds purchased	1,049,000	272,000
Accrued interest payable	323,030	301,699
Accrued expenses and other liabilities	471,812	586,171

Total liabilities	145,028,369	147,762,688

Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,581,741 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	45,817	45,817
Additional paid in capital	39,795,522	39,777,578
Accumulated deficit	(9,502,363)	(9,378,963)
Accumulated other comprehensive income (loss)	(75,551)	(74,733)

Total stockholders' equity	30,263,425	30,369,699

Total liabilities and stockholders' equity	$175,291,794	$178,132,387

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	For the three months ended
	March 31, 2006	March 31, 2005

Interest and dividend income
Interest on loans, including fees	$2,617,374	$1,976,467
Interest on federal funds sold	243,753	54,701
Interest on debt securities	167,136	117,021
Dividends on equity securities	—	4,500

Total interest and dividend income	3,028,263	2,152,689

Interest expense
Interest on deposits	904,601	601,095
Interest on other borrowed funds	3,943	21,494

Total interest expense	908,544	622,589

Net interest income	2,119,719	1,530,100

Provision for loan losses	51,756	64,561

Net interest income after provision for loan losses	2,067,963	1,465,539

Noninterest income
Bank service charges and fees	241,670	177,197
Commissions and fees from loan originations	876,425	986,295

Total noninterest income	1,118,095	1,163,492

Noninterest expense
Salaries and employee benefits	1,995,219	1,912,737
Occupancy expenses	225,561	204,911
Equipment expenses	175,738	153,899
Other operating expenses	912,940	750,299

Total noninterest expense	3,309,458	3,021,846

Net loss from continuing operations	(123,400)	(392,815)

Net loss from discontinued operations	—	(80,450)

Net loss	$(123,400)	$(473,265)

Net loss per share from continuing operations (basic and diluted)	$(0.03)	$(0.17)

Net loss per share (basic and diluted)	$(0.03)	$(0.21)

Weighted average number of shares outstanding	4,581,741	2,278,155

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006
(Unaudited)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2004	2,250,508	$—	$22,505	$22,753,004	$(7,607,270)	$(43,648)	$15,124,591

Net loss	—	—	—	—	(473,265)	—	(473,265)
Unrealized loss on securities
available for sale	—	—	—	—	—	(35,583)	(35,583)
Total comprehensive loss	—	—	—	—	—	—	(508,848)
Common stock issued	42,733	—	427	453,051	—	—	453,478
Deferred compensation expense	—	—	—	23,733	—	—	23,733
Balance,
March 31, 2005	2,293,241	$—	$22,932	$23,229,788	$(8,080,535)	$(79,231)	$15,092,954

Balance,
December 31, 2005	4,581,741	$—	$45,817	$39,777,578	$(9,378,963)	$(74,733)	$30,369,699

Net loss	—	—	—	—	(123,400)	—	(123,400)
Unrealized loss on securities
available for sale	—	—	—	—	—	(818)	(818)
Total comprehensive loss	—	—	—	—	—	—	(124,218)
Stock-based compensation expense	—	—	—	17,944	—	—	17,944
Balance,
March 31, 2006	4,581,741	$—	$45,817	$39,795,522	$(9,502,363)	$(75,551)	$30,263,425

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)

	For the three months ended
	March 31, 2006	March 31, 2005

Operating activities:
Net loss from continuing operations	$(123,400)	$(392,815)
Net loss from discontinued operations	—	(80,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	51,756	64,561
Amortization of security premiums and accretion of discounts, net	(10,019)	(17,812)
Depreciation	139,933	111,562
Deferred compensation expense	—	23,733
Stock-based compensation expense	17,944	—
Decrease (increase) in other assets	150,778	(213,946)
Increase (decrease) in interest payable	21,331	17,546
Decrease in accrued expenses and other liabilities	(114,359)	(36,426)

Net cash provided by (used in) operating activities	133,964	(524,047)

Investing activities:
Purchase of securities held to maturity	(19,000,000)	(16,996,293)
Purchase of securities available for sale	(2,000,000)	—
Proceeds from maturities of securities held to maturity	19,500,000	5,000,000
Proceeds from maturities of securities available for sale	—	10,470,220
Purchase of Federal Reserve bank stock	(36,869)	—
Net (increase) decrease in loans	836,734	(139,131)
Purchase of premises and equipment	(85,216)	(599,665)

Net cash used in investing activities	(785,351)	(2,264,869)

Financing activities:
Net change in federal funds purchased	777,000	(251,000)
Proceeds from offering of common stock	—	640,495
Costs of stock offering	—	(934)
Net (decrease) in noninterest bearing and interest bearing demand deposits	(6,891,905)	(1,153,073)
Net increase in savings deposits	1,282,621	162,157
Net increase in time deposits	2,190,993	5,650,355

Net cash (used in) provided by financing activities	(2,641,291)	5,048,000

Net increase (decrease) in cash and cash equivalents	(3,292,678)	2,259,084

Cash and cash equivalents:
Beginning of the period	16,815,923	3,760,266

End of the period	$13,523,245	$6,019,350

Supplemental disclosures of cash flow information:
Interest paid	$887,213	$605,043

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 Principles of Consolidation and Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of TransCommunity Financial Corporation (“TransCommunity” or the “Company”) and its consolidated subsidiaries, including Bank of Powhatan, N.A. (“Bank of Powhatan”), Bank of Goochland, N.A. (“Bank of Goochland”), Bank of Louisa, N.A. (“Bank of Louisa”) and Main Street Mortgage and Investment Corporation (“Main Street Mortgage”), a wholly-owned subsidiary of Bank of Powhatan. All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The consolidated financial statements of TransCommunity Financial Corporation conform to accounting principles generally accepted in the United States of America and to general industry practices. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations for the three-month periods ended March 31, 2006 and 2005. The Consolidated Statement of Financial Condition at December 31, 2005 was derived from audited financial data. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting period. The assumptions are based on information available as of the date of the financial statements and could differ from actual results. The results for the interim periods are not necessarily indicative of annual performance. The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2005 financial statements for TransCommunity, which statements were included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “Commission”).

NOTE 2  Impact of Certain Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise exchanges its equity instruments for goods and services. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Commission requires companies to implement SFAS No. 123R by the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, TransCommunity implemented SFAS No. 123R. By implementing SFAS No. 123R, TransCommunity recorded $18 thousand of additional compensation expense during the three months ended March 31, 2006, resulting from the application of fair-value based accounting to its stock-based compensation programs. See Note 4 for more information about TransCommunity’s stock-based compensation programs.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2  Impact of Certain Accounting Pronouncements (Continued)

In February 2006, FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments an Amendment of FASB Statement No. 133 and 140” (“SFAS 155). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.

Adoption of SFAS 155 is required as of the beginning of the first fiscal year subsequent to September 15, 2006. The Company does not anticipate the adoption of SFAS 156 in January 2007 will have a material effect on its financial position or results of operations.

In March 2006, FASB issued Statement No. 156, “Accounting for Servicing of Financial Assets an Amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract to be initially measured at fair value, if practicable. SFAS 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method. Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing. Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of SFAS 156 is required as of the beginning of the first fiscal year subsequent to September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The Company does not anticipate the adoption of SFAS 156 in January 2007 will have a material effect on its financial position or results of operations.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 Investment Securities:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2006 and 2005 are shown in the table below. As of March 31, 2006, 16 U.S. Agency Securities with a carrying value of $11.8 million were pledged as collateral for public deposits.

Securities Available for Sale
March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$1,000,000	$—	$(2,500)	$997,500
U.S. Agency notes	6,429,624	—	(73,051)	6,356,573

Total Securities Available for Sale	$7,429,624	$—	$(75,551)	$7,354,073

Securities Held to Maturity
March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$16,993,193	$—	$(10,523)	$16,982,670
U.S. Agency notes	8,399,471	—	(175,847)	8,223,624

Total Securities Held to Maturity	$25,392,664	$—	$(186,370)	$25,206,294

Securities Available for Sale
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency notes	5,429,589	—	(74,733)	5,354,856

Total Securities Available for Sale	$5,429,589	$—	$(74,733)	$5,354,856

Securities Held to Maturity
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$19,482,772	$—	$(12,043)	$19,470,729
U.S. Agency notes	6,399,908	—	(148,595)	6,251,313

Total Securities Held to Maturity	$25,882,680	$—	$(160,638)	$25,722,042

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3 Investment Securities (Continued):

Investments in an unrealized loss position that are considered temporarily impaired at March 31, 2006, are displayed in the following table:

	Less than 12 months		12 months or more		Total
March 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,457,813	$(41,743)	$8,122,384	$(207,156)	$13,580,197	$(248,899)
US Agency discount notes	17,980,170	(13,022)	—	—	17,980,170	(13,022)

Total	$23,437,983	$(54,765)	$8,122,384	$(207,156)	$31,560,367	$(261,921)

Investments in an unrealized loss position that are considered temporarily impaired at December 31, 2005, are displayed in the following table:

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,066,133	$58,867	$6,540,036	$164,461	$11,606,169	$223,328
US Agency discount notes	19,470,729	12,043	—	—	19,470,729	12,043

Total	$24,536,862	$70,910	$6,540,036	$164,461	$31,076,898	$235,371

The March 31, 2006 unrealized loss is the aggregate of 21 U.S. Agency notes, of which 12 have a continuous loss period of more than 12 months. The unrealized loss positions are primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

The December 31, 2005 unrealized loss is the aggregate of 18 U.S. Agency notes, of which 11 have a continuous loss period of more than 12 months. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

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

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 Stock Based Compensation:

A stock option plan (the “Plan”) was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the reorganization whereby the Bank of Powhatan became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in stockholder value. Under the Plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director. The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued. The exercise price may not be less than 100% of the fair market value of the shares on the grant date. Unless the Stock Option Committee determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date. Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs. At March 31, 2006, options to acquire 285,225 shares were outstanding, of which, 274,492 were exercisable at that date.

Effective January 1, 2006, TransCommunity adopted SFAS No.123R “Share-Based Payment” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date. During the quarter ended March 31, 2006, TransCommunity recorded $18 thousand of compensation expense beyond what would have been recorded if it had not adopted SFAS No. 123R. As of March 31, 2006, there was $17 thousand of unrecognized compensation cost related to unvested stock-based awards which will be recognized over the remaining vesting period of 1 year.

A summary of the options granted is shown in the following table:

	At March 31,
	2006	2005

Outstanding at January 1	$281,425	$317,375
Granted	5,000	—
Exercised	—	(100)
Lapsed	(1,200)	—

Options outstanding at the March 31	285,225	317,275
Options exercisable at March 31	274,492	161,175
Weighted average exercise price	$9.96	$10.00
Weighted average remaining contracted life at March 31	85 months	93 months

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 was $7.65 per share.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4 Stock Based Compensation (Continued):

Options granted under TransCommunity’s Plan generally expire ten years after the date of grant and are granted at or above the fair market value of the stock on the date of grant. Option terms are determined by the Executive Committee of TransCommunity’s Board of Directors at the time of the grant. An option may vest immediately or over a period time. TransCommunity utilizes the Black Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms and risk free rates. Assumptions used for the periods covered herein are outlined in the table below:

	Three months ended
	March 31, 2006	March 31, 2005

Expected volatility	4.54%	0.00%
Expected dividend	0	0
Expected term (years)	10	10
Risk free rate	4.36%	4.00%

Expected volatilities are based on historical volatility trends of TransCommunity common stock and other factors. Expected dividends reflect the experience of TransCommunity’s common stock. Expected terms represent the period of time that options granted are expected to be outstanding. The risk free rate is based on the U.S Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table provides the pro-forma effect on net loss and loss per share for the period covered under this report, during which the fair value based method was not used to account for stock-based compensation:

Three months ended
March 31, 2005

Net loss, as reported	$(473,265)
Deduct: total stock-based employee compensation expense determined under fair value based method	(36,066)

Pro forma net loss	$(509,331)

Loss per share:
Basic and diluted - as reported	$(0.21)

Basic and diluted - pro forma	$(0.22)

NOTE 5 Loss Per Share:

Since TransCommunity continues to incur losses, the effect on loss per share of TransCommunity’s outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate. Therefore, basic and dilutive losses per share are identical.

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6 Business Segments:

During 2005, TransCommunity conducted its business through four reportable business segments including: TransCommunity’s three commercial bank subsidiaries (“Community Banking”); Main Street Mortgage (“Main Street”), a mortgage banking company that TransCommunity owns through Bank of Powhatan; TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. (collectively, “Financial Services”); and financial statement information of the parent company (TransCommunity) is included as a reportable segment. The parent company is principally involved with providing managerial support and the operation of the shared services platform for the other reportable segments.

During the fourth quarter of 2005, the Company decided to discontinue the operations of TransCommunity Investment Advisors, Inc. Additionally, during the first quarter of 2006, the Company completed a restructuring of TransCommunity Investment Services, Inc. (“TCIS”), its insurance and securities subsidiary, which is now included in the Community Banking segment. For 2005, the Financial Services segment results have been reclassified to conform to current presentation for comparability.

	For three months ended March 31, 2006
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$2,018	$(9)	$111	$—	$2,120
Provision for loan losses	(52)	—	—	—	(52)
Noninterest income	239	880	102	(103)	1,118
Noninterest expense	(1,579)	(1,029)	(818)	117	(3,309)
Income (loss) from subsidiaries	(158)	—	310	(152)	—
Net income (loss) from continuing operations	468	(158)	(295)	(138)	(123)

Net loss from discontinued operations	—	—	—	—	—

Net income (loss)	$468	$(158)	(295)	$(138)	$(123)

Total Assets	$165,279	$780	$30,552	$(21,319)	$175,292

	For three months ended March 31, 2005
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$1,557	$(14)	$(13)	$—	$1,530
Provision for loan losses	(50)	(15)	—	—	(65)
Noninterest income	219	985	86	(126)	1,164
Noninterest expense	(1,437)	(941)	(784)	140	(3,022)
Income (loss) from subsidiaries	15	—	239	(254)	—
Net income (loss) from continuing operations	304	15	(472)	(240)	(393)

Net loss from discontinued operations	(80)	—	—	—	(80)

Net income (loss)	$224	$15	(472)	$(240)	$(473)

Total Assets	$147,004	$1,398	$16,723	$(17,534)	$147,591

TRANSCOMMUNITY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7  Capital:

TransCommunity’s consolidated regulatory capital levels are displayed in the following table:

	March 31, 2006	December 31, 2005
	(in thousands)
Tier 1 Leverage Capital Ratio
Amount	$29,929	$30,028
Actual Ratio	17.21%	18.81%
Minimum Capital Requirement	4.00%	4.00%

Tier 1 Risk-Based Capital Ratio
Amount	$29,929	$30,028
Actual Ratio	20.66%	20.59%
Minimum Capital Requirement	4.00%	4.00%

Total Risk-Based Capital Ratio
Amount	$31,654	$31,720
Actual Ratio	21.85%	21.75%
Minimum Capital Requirement	8.00%	8.00%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis and the related financial data present a review of TransCommunity’s consolidated operating results for the three-month periods ended March 31, 2006 and 2005 and consolidated financial condition as of March 31, 2006 and December 31, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in TransCommunity’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

This Quarterly Report on Form 10-Q contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may include, but are not limited to, discussions concerning:

•	Projections of revenues, expenses, losses, losses per share, net interest margins, asset growth, loan production, deposit growth, and other performance measures
•	Expansion of operations, including de novo banks and branch openings, entrance into new markets, development of products and services
•	Discussions on the outlook of the economy, competition, regulation, taxation, company strategies, subsidiaries, investment risk and policies

Actual results or performance could differ from those implied or contemplated by forward-looking statements. Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business, economic and market conditions, fiscal and monetary policies, war and terrorism, natural disasters, changes in interest rates, deposit flows, loan demand and real estate values; a deterioration in credit quality and/or a reduced demand for credit, competition with other providers of financial products and services; the issuance or redemption of additional Company equity or debt; volatility in the market price of the Company’s common stock; changes in accounting principles, policies or guidelines, changes in laws or regulation; reliance on other companies for products and services; operational or systems risks; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and delivery of services. Information in this Quarterly Report on Form 10-Q is as of the dates, and for the periods, indicated. TransCommunity does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

Significant Accounting Policies

TransCommunity’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of TransCommunity’s assets, liabilities, income and expenses. Critical accounting policies applied by TransCommunity include those that relate to the allowance for loan losses. For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page F-8 of TransCommunity’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Overview

TransCommunity’s results of operations are dependent primarily on its net interest income, which is the difference between the interest earned on its assets, primarily its loan and securities portfolios, and its cost of funds, which consists of the interest paid on its deposits and borrowings. TransCommunity’s results of operations are also affected by its provision for loan losses as well as non-interest income and non-interest expenses. Non-interest expenses consist of employee compensation and benefits, occupancy and equipment, insurance, professional fees, telecommunications and data processing and other operating expenses.

In addition to the foregoing, results of TransCommunity’s operations, like those of other financial service companies, are affected by its asset and liability composition, as well as factors beyond its control, such as general economic conditions and the monetary and fiscal policies of the federal government. Lending activities are affected by the demand for commercial and retail financing and are thus influenced by interest rates and other factors affecting the availability of funds. Deposit flows and costs of funds are influenced by yields available on competing investments and by general market rates of interest.

In evaluating TransCommunity’s financial condition and operating performance, management focuses on the following:

•	Increasing loan originations
•	Increasing total and core deposit balances
•	Maintaining TransCommunity’s history of strong net interest margins
•	Maintaining high credit standards and low levels of non-performing assets
•	Maintaining an adequate loan loss reserve
•	Managing interest rate risk
•	Controlling expenses
•	Ensuring adequate funding for ongoing growth

Highlights of TransCommunity’s performance for the three-month period ended March 31, 2006 as compared to the same period in 2005 include:

•	Net loss of $123 thousand or an improvement of 73.9%
•	Yield on loans, including fees, up 92 basis points to 8.58%
•	Net interest income increased by $590 thousand, or 38.5%

Results of Operations

Net losses for the quarter ended March 31, 2006 were $123 thousand, an improvement of 73.9% from net losses of $473 thousand for the same period in 2005. Net losses per share from continuing operations, both basic and diluted, improved 82.4%, from $0.17 to $0.03 over the same period. Annualized loss on average equity from continuing operations for the quarter ended March 31, 2006 was 1.65%. Annualized loss on average assets for the quarter ended March 31, 2006 was 0.29%. These ratios compare favorably to 10.53% and 1.11%, respectively, for the quarter ended March 31, 2005.

Net Interest Income

For the quarter ended March 31, 2006, net interest income totaled $2.1 million, a $590 thousand or 38.5% increase over TransCommunity’s performance for the same period during 2005. Average earning assets for the quarter grew to $163.4 million compared to $130.5 million during the same period in 2005. The growth in the earning asset base was complemented by a growth in the average yield on earning assets of 83 basis points. The net interest margin for the quarter increased 50 basis points from the same period in 2005 to 5.26% from 4.76%. The increase in net interest margin is attributable to benefits derived from an increase on yields of earning assets, while the cost of interest bearing liabilities only increased 69 basis points from 2.29% to 2.98%. The average loans outstanding increased 18.2% to $123.7 million coupled with a 12.0% increase in yield on average loans to 8.58% for the three months ended March 31, 2006, compared to a yield of 7.66% for the same period during 2005.

These favorable results continue to demonstrate management’s ability to reprice earning assets faster than liabilities, benefiting TransCommunity’s net interest margin in a rising interest rate environment. TransCommunity’s consolidated net interest margin compares favorably with the experience of many other commercial banks in its market area. TransCommunity anticipates this momentum will continue throughout 2006.

Provision for Loan Losses

For the quarter ended March 31, 2006, the provision for loan losses was $52 thousand, down from $65 thousand for the same period in 2005. At March 31, 2006, nonperforming assets totaled $315 thousand and represented 0.26% of total loans. Net charge-offs for the quarter amounted to $62 thousand. Management believes the overall credit quality of the portfolio is sound based on the risk inherent in the loan portfolio.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the probability of collection, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using appropriate risk factors depending on the type of borrower and whether the loan is secured or unsecured. Loans that are classified adversely are assigned a risk percentage based on the classification to which they are assigned. Unclassified commercial loans secured by real estate and secured consumer loans are assigned a risk factor of 1%. Unclassified other commercial loans and unsecured consumer loans are assigned a risk factor of 2%. As TransCommunity’s subsidiary banks mature, the factors will be adjusted to reflect actual experience. In addition, an allowance would be established for problem loans individually or by grouping. The allowance for loan loss evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Noninterest Income

Noninterest income for the three months ended March 31, 2006 totaled $1.1 million, a decrease of 6.9% from $1.2 million for the same period in 2005. Fees from loan originations represent 78.4% of noninterest income earned during the quarter, with deposit-related service fees accounting for the balance. The overall decrease in noninterest income is attributable principally to lower volumes of loan originations at Main Street Mortgage. During the quarter ended March 31, 2006, bank service charges and fees increased $64 thousand, or 36.4%, when compared to the same period in 2005.

Noninterest Expense

For the quarter ended March 31, 2006, noninterest expense from continuing operations increased $288 thousand, or 9.5%, from the same period in the prior year. Personnel costs represent 60.3% of the total noninterest expenses. Salaries and benefits totaled $2.0 million for the quarter ended March 31, 2006, or a 4.3% increase when compared to $1.9 million for the same period in 2005. The Company continues to review staffing levels to achieve maximum efficiency and expects to begin realizing the benefits of the restructuring during the second quarter of 2006.

For the quarter ended March 31, 2006, occupancy expense increased $21 thousand from the same quarter a year ago due to annual lease increases and the opening of the main office for the Bank of Louisa.

For the quarter ended March 31, 2006, other operating expense increased $163 thousand, or 21.7%, from last year’s first quarter. The increases in this expense category were largely the result of expenses associated with an evaluation of TransCommunity’s mortgage operation.

Segment Information

For the three months ended March 31, 2006, net income from continuing operations for the Community Banking segment was $468 thousand, an increase of $164 thousand, or 54.0%, from $304 thousand during the first quarter of 2005. Net interest income for the Community Banking segment increased by $461 thousand, or 29.6%, to $2.0 million in the first quarter of 2006 as compared to the first quarter of 2005.

First quarter net losses for the mortgage banking segment totaled $158 thousand, a decrease of $173 thousand from net income of $15 thousand for the same period in 2005. Commissions and fees from loan originations in the mortgage banking segment decreased by $110 thousand, or 11.1%, when compared to the same period in 2005.

During the first quarter of 2006, the Board of Directors engaged consultants to identify opportunities to improve the performance of the mortgage banking segment. The results of this study will be used by management to implement a plan of operation for the mortgage banking segment during the remainder of 2006.

Financial Condition

At March 31, 2006, TransCommunity had total assets of $175.3 million, down from $178.1 million at December 31, 2005. At March 31, 2006, loans totaled $121.7 million, a decrease of $856 thousand since December 31, 2005. Total deposits at March 31, 2006, were $143.2 million, as compared with $146.6 million at December 31, 2005.

Loans totaled $121.7 million and $105.1 million for the first quarters ended 2006 and 2005, respectively. This represents growth of $16.7 million, or a 15.9% increase, year over year. Despite increased competition, the Company’s banks continue to experience strong loan demand. However, TransCommunity remains focused on maintaining its pricing discipline and strong asset quality, and adhering to its conservative underwriting standards.

During the first quarter of 2006, the Company’s cost of deposits increased from 2.26% to 2.97%. Average interest-bearing deposits increased $15.8 million, from $107.7 million, during the first quarter of 2005 to $123.4 million during the first quarter of 2006. Total deposits declined $3.4 million, or 2.3%, to $143.2 million at March 31, 2006 from $146.6 million at December 31, 2005. Although total deposits declined, noninterest-bearing deposits increased $2.1 million, or 12.4%.

At March 31, 2006, the Company’s capital position remains strong with an average equity-to-average assets ratio of 17.40%. At March 31, 2006, TransCommunity had a leverage ratio of 17.21%, a Tier 1 risk-based capital ratio of 20.66% and a total risk-based capital ratio of 21.85%. At March 31, 2006, the book value of the Company’s common stock was $6.61 per share.

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

		2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid

ASSETS:

Loans, including fees	$123,670,253	$2,617,374	8.58%	$104,608,228	$1,976,467	7.66%
Federal funds sold	22,404,247	243,753	4.41	9,180,333	54,701	2.42
Investments	17,307,322	167,136	3.92	16,666,271	121,521	2.96

Total Earning Assets	163,381,822	3,028,263	7.52	130,454,832	2,152,689	6.69

Allowance for loan losses	(1,702,041)			(1,447,089)
Non-earning assets	12,756,326			14,708,659

Total Assets	$174,436,107			$143,716,402

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand -
Interest bearing	$37,597,680	$135,829	1.47%	$34,399,204	$87,175	1.03%
Savings	10,009,888	38,219	1.55	8,612,098	23,016	1.08
Time deposits	75,820,260	730,553	3.91	64,646,220	490,904	3.08

Total deposits	123,427,828	904,601	2.97	107,657,522	601,095	2.26

Other borrowed
Funds	162,400	3,943	9.85	2,664,467	21,494	3.27

Total interest-bearing
Liabilities	123,590,228	908,544	2.98	110,321,989	622,589	2.29

Non-interest bearing
Deposits	19,540,314			17,484,403
Other liabilities	948,302			776,418

Total liabilities	144,078,844			128,582,810

Stockholders' equity	30,357,263			15,133,592

Total liabilities and
stockholders' equity	$174,436,107			$143,716,402

Net interest earnings		$2,119,719			$1,530,100

Interest spread			4.54%			4.40%

Net interest margin			5.26%			4.76%

Income Taxes

No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current and prior periods.

Loans

Total loans decreased $856 thousand during the first three months of 2006 to $121.7 million as a result of contractual payoffs outpacing originations.

Loans by type are shown in the following schedule:

	March 31, 2006	December 31, 2005
Real estate:
Construction	$16,393,354	$16,040,907
Residential	25,398,438	25,146,542
Commercial	48,456,042	52,954,477
Commercial, industrial and agricultural	23,396,536	20,205,294
Consumer and installment	7,612,192	7,595,098
All other	460,992	631,171

Total Loans	$121,717,554	$122,573,489

Allocation of the Allowance for Loan Losses

The allowance for loan losses consists of an allocated component and an unallocated component. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The unallocated portion of the allowance for loan losses reflects management's estimate of probable inherent but undetected losses within the portfolio.

	March 31, 2006		December 31, 2005
	Allowance	Percent	Allowance	Percent
Real estate:
Construction	$224,212	13%	$221,448	13%
Residential	362,189	21%	347,153	21%
Commercial	689,883	43%	731,048	43%
Commercial, industrial and agricultural	327,695	16%	278,938	16%
Consumer and installment	103,482	6%	104,852	6%
All other	17,247	1%	8,714	1%

Total Loans	$1,724,708	$100%	$1,692,153	$100%

Nonaccrual, Past Due and Restructured Loans

At March 31, 2006, TransCommunity had $315 thousand, or 0.26% of total loans, in loans classified as non-accrual or past due more than 90 days. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Liquidity and Interest Sensitivity

At March 31, 2006, TransCommunity had liquid assets of approximately $20.9 million in the form of cash, federal funds sold and available-for-sale investments. Management believed that liquid assets were adequate at March 31, 2006. Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at each of its subsidiary banks. TransCommunity’s bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary.

Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short-term or long-term liquidity.

At March 31, 2006, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 17.45% for the one-year repricing period. A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising rate environment. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing financial services company.

Contractual Obligations

TransCommunity has entered into certain contractual obligations to make future payments under contracts. The following table summarizes TransCommunity’s contractual obligations as of December 31, 2005:

	Payments due by period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating lease obligations	$3,635,231	$484,415	$956,126	$954,920	$1,239,770
Data processing services	1,462,989	531,996	930,993	-	-
Total	$5,098,220	$1,016,411	$1,887,119	$954,920	$1,239,770

As of March 31, 2006, there have been no material changes to the contractual obligations listed above.

TransCommunity's interest sensitivity analysis is shown below:

TRANSCOMMUNITY FINANCIAL CORPORATION
INTEREST SENSITIVITY ANALYSIS
March 31, 2006

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:

Loans:
Real estate
Construction	$15,224,286	$1,169,068	$—	$16,393,354
Residential	17,672,526	5,809,339	1,916,573	25,398,438
Commercial	29,377,475	16,616,621	2,461,946	48,456,042
Commercial, industrial and agricultural	14,493,014	8,432,175	471,347	23,396,536
Consumer and installment	4,672,793	2,867,120	72,279	7,612,192
All other	435,870	25,122	—	460,992

Total Loans	81,875,964	34,919,445	4,922,145	121,717,554

Federal funds sold	8,965,608	—		8,965,608
Investment securities held to maturity, at cost	18,992,748	5,399,916	1,000,000	25,392,664
Investment securities available for sale, at fair value	4,979,064	2,375,009	—	7,354,073

Total	$114,813,384	$42,694,370	$5,922,145	$163,429,899

Sources of Funds:

Demand Deposits -
Interest bearing	$37,112,653	$—	$—	$37,112,653
Savings accounts	10,753,158	—	—	10,753,158
Time Deposits > $100,000	16,398,715	13,782,433	—	30,181,148
Time Deposits < $100,000	20,974,254	24,770,700	—	45,744,954

Total interest-bearing deposits	85,238,780	38,553,133	—	123,791,913

Federal funds purchased	1,049,000	—	—	1,049,000
Borrowings	—	—	—	—

Total	$86,287,780	$38,553,133	$—	$124,840,913

Discrete Gap	$28,525,604	$4,141,237	$5,922,145	$38,588,986
Cumulative Gap	$28,525,604	$32,666,841	$38,588,986

Ratio of Cumulative Gap
to Total Earning Assets	17.45%	19.99%	23.61%

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

Management anticipates that Bank of Powhatan and Bank of Goochland will experience continued growth during 2006. Bank of Powhatan and Bank of Goochland have recouped their original capital and are in a position to pay dividends to TransCommunity.

TransCommunity’s newest bank subsidiary, Bank of Louisa, as well as future de novo banks such as the proposed Bank of Rockbridge, will initially experience operating losses as they establish their customer base, but TransCommunity anticipates that each de novo affiliate will reach profitability as it executes TransCommunity’s community banking strategy and takes advantage of the operational cost savings afforded by using TransCommunity’s common operating platform of shared services.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

As a result of the enactment of the Sarbanes-Oxley Act of 2002, issuers such as TransCommunity that file periodic reports under the Exchange Act are required to include in those reports certain information concerning the issuer's controls and procedures for complying with the disclosure requirements of the federal securities laws. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

TransCommunity has established disclosure controls and procedures to ensure that material information related to TransCommunity is made known to its principal executive officer and principal financial officer on a regular basis, in particular during the periods in which its quarterly and annual reports are being prepared. As required, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Based on this evaluation, TransCommunity’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that TransCommunity’s disclosure controls and procedures were operating effectively as designed as of March 31, 2006.

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

During the quarter ended March 31, 2006, the Company added a full-time accounting manager to the holding company staff. This individual, who holds a CPA designation, has particular responsibility for handling accounts payable and fixed asset functions for the holding company. With the promotion of Mr. Littreal to the CFO position effective January 31, 2006, the Company also recruited a replacement for Mr. Littreal to serve as vice president and controller. This individual, who also holds a CPA designation, is responsible for managing the accounting and reporting functions for the Company. Also during the quarter, the Company implemented an enhancement to its general ledger system to improve the Company’s financial accounting and financial reporting processes. These steps have significantly reduced the Company’s reliance on third-party support for financial accounting and reporting and the Company believes that, in the aggregate, these steps represent a material improvement in the Company’s internal controls pertaining to its financial reporting and control of its assets.

Other than as noted above, during TransCommunity’s fiscal quarter ended March 31, 2006, there were no significant changes in TransCommunity’s internal controls pertaining to its financial reporting and control of its assets or in other factors that could significantly affect these controls.

Part II Other Information

Item 1. Legal Proceedings

In the ordinary course of operations, TransCommunity and its subsidiary banks expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against TransCommunity or any of the Banks which, if determined adversely, would have a material effect on the business, results of operations, or financial position of TransCommunity or any of the Banks.

Item 1A. Risk Factors

Pursuant to the transition guidance provided by the staff of the Division of Corporation Finance, this item is not applicable to TransCommunity since it will not be required to file its first 10-K requiring the inclusion of risk factors until it files its 10-K for the fiscal year ending December 31, 2006. TransCommunity voluntarily included risk factors in its form 10-KSB for the fiscal year ended December 31, 2005, and there have been no material changes to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of TransCommunity (as amended May 24, 2005) (1)

3.2	Bylaws of TransCommunity (as amended April 26, 2006) (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith)

___________________
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (No. 333-125560) filed with the Commission on June 6, 2005.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION (Registrant)

Date: May 12, 2006	By:	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer (principal executive officer)

Date: May 12, 2006	By:	/s/ William B. Littreal
William B. Littreal
Chief Financial Officer (principal financial and accounting officer)