Form 10KSB/A
period 2005-12-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2007-01-22
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-KSB/A

(Amendment No. 1)

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

 [    ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock - $0.01 Par Value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [ X ]

Issuer's revenues for its most recent fiscal year were $15,685,374.

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

Transitional Small Business Disclosure Format (Check one):  Yes [   ]   No [ X ]

Explanatory Note

During the third quarter of 2006, TransCommunity Financial Corporation (the “Company”) determined that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions.  Under the direction of the audit committee of its board of directors, the Company recently completed an evaluation of the manner in which it accounted for the participation agreements.

As a result, the Company is filing this amendment to its annual report on Form 10-KSB for the year ended December 31, 2005 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). This amendment is being filed to correct errors in the originally filed Form 10-KSB that, as described below, related to the Company’s accounting for certain loan participation agreements entered into with third-party financial institutions under the guidance provided in FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125” (“Statement 140”).

During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for the termination of the participation agreement.  The right to repurchase the participated balance contained in the termination clause allowed the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the Company to repurchase the loans sold to third parties.  The repurchase provision causes the loan agreements to fail certain tests to qualify for sale accounting treatment under Statement 140.  As a result, the Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by Statement 140.

The following items have been amended as a result of the restatement:

•

Part I, Item 1, Description of Business, has been revised to reflect the restatement;

•

Part II, Item 6, Management’s Discussion and Analysis or Plan of Operation, has been revised to reflect the restatement;

•

Part II, Item 7, Financial Statements, has been revised to reflect the restatement; and

•

Part II, Item 8A, Controls and Procedures, has been revised to reflect the errors described above.

The Chief Executive Officer and Chief Financial Officer of the Company have also reissued their certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

As a result of the restatement, the Company’s period end total loans and secured borrowings were increased by $12.5 million and $7.2 million at December 31, 2005 and 2004, respectively.  In addition, interest income on loans and interest expense on other borrowings were also increased by $550 thousand and $112 thousand for the years ended December 31, 2005 and 2004, respectively.  None of the adjustments resulting from the restatement has any impact on the Company’s net worth at any date or on its net income, net interest income, noninterest income or noninterest expense for any period.

Except as otherwise specifically noted, all information contained herein is as of December 31, 2005, and does not reflect any events or changes that have occurred subsequent to that date.  The Company is not required to update, and the Company has not updated, any forward-looking statements previously included in the original filing.

Cautionary Statement Regarding Forward-Looking Statements

This report on Form 10-KSB/A  contains certain forward-looking statements, including or related to our future results, including certain projections and business trends.  Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  When used in this report, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements.  These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward-looking statements.  Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement.

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

At December 31, 2005, TransCommunity had total assets of $190.6 million, total loans net of the allowance for loan losses of $133.4 million, total deposits of $146.6 million and total stockholders’ equity of $30.4 million.

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

Our Operating Strategy – Common Operating Platform

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

At December 31, 2005, Bank of Powhatan had $73.7 million in total assets, total loans net of the allowance for loan losses of $49.1 million and $66.2 million of total deposits.  Net income amounted to $1.1 million for the year ended December 31, 2005.

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

At December 31, 2005, Bank of Goochland had $74.8 million in total assets, total loans net of the allowance for loan losses of $64.0 million and $56.8 million of total deposits.  Net income amounted to $1.1 million for the year ended December 31, 2005.

Bank of Louisa.  Bank of Louisa opened its first office in July 2003, in the Town of Louisa, as a branch of the Bank of Powhatan.  Louisa County is contiguous to Goochland County’s northern boundary and just east of Charlottesville.  In April 2004, Bank of Louisa was spun off as a separately-chartered bank subsidiary of TransCommunity.  Concurrent with its opening, Bank of Louisa purchased the assets and assumed the deposits of the Louisa branch of Bank of Powhatan.  The permanent main office for Bank of Louisa, located in the Town of Louisa, opened in April 2005.  The deposits in Louisa County grew 41.3% from June 30, 2001 to June 30, 2005. Louisa County is expected to experience a 9.0% population growth from 2005 to 2009.

At December 31, 2005, Bank of Louisa had $30.4 million in total assets, total loans net of the allowance for loan losses of $20.3 million and $23.9 million of total deposits.  Net losses amounted to $384 thousand for the year ended December 31, 2005.

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

Since loans typically provide higher interest yields than other types of interest-earning assets, we seek to invest a substantial percentage of our earning assets in the loan portfolios of our subsidiary banks.  We believe we have a competitive market advantage over larger national and regional banking institutions because we provide borrowers with a wide variety of lending products in the range of approximately $250,000 to $1.5 million that these larger banks may not want to offer because of the size or characteristics of the loan, or may not be able to deliver as expeditiously as we can.  At December 31, 2005, we had total loans of $135.1 million, representing 75% of our earning assets.

Each of our banks seeks to maintain a diversified loan portfolio and to limit the amount of loans to any single client.  As of December 31, 2005, the 25 largest client relationships at the Bank of Powhatan represented $16.5 million, or 33.1% of its loan portfolio.  At the same date, Bank of Goochland reported loans totaling $29.4 million, or 45.5% of its portfolio, to its 25 largest borrowers.  Bank of Louisa reported loans totaling $12.4 million to its largest 25 borrowers, which represented 60.2% of its total portfolio at December 31, 2005. As our banks continue to grow and mature, we expect that these concentrations will decrease as a percentage of total loans.

Regardless of the purpose of an individual loan, each of our banks seeks to obtain a security interest in real estate whenever possible, in addition to any other collateral available, in order to increase the likelihood of the ultimate repayment of the loan.

Loans Secured by Real Estate.  At December 31, 2005, loans secured by real estate represented 79.0% of the loans in our consolidated portfolio.  Real estate lending by our banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans.  Interest rates for all categories of real estate loans may be fixed or adjustable, with adjustable-rate loans predominating.  In addition to interest, we generally charge an origination fee on each loan.

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

Commercial Real Estate Loans.  At December 31, 2005, commercial real estate loans totaled $65.5 million or 48.5% of our consolidated loan portfolio.  These loans generally have rate terms of five years or less, although payments may be structured on a longer amortization basis.  Each of our banks evaluates every borrower on an individual basis and attempts to determine the business risks and credit profile of each borrower.  We also generally require that a borrower’s cash flow be at least 115% of monthly debt service obligations.  In order to insure secondary sources of payment and liquidity to support loan requests, we typically review personal financial statements of all principal owners and require their personal guarantees.

Construction and Development Real Estate Loans.  Each of our banks offers residential and commercial construction loans to builders and developers as well as to consumers who wish to build their own homes.  None of our banks makes loans in this category on a fixed-rate basis, and as of December 31, 2005, all loans in this category were adjustable rate loans.  As of December 31, 2005, a total of $16.0 million, or approximately 11.8% of our consolidated loan portfolio consisted of construction and development real estate loans.  The duration of our construction and development loans does not normally exceed 24 months.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually the sale of the property.  Specific risks include:

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

Residential Real Estate Loans and Home Equity Loans.  None of our banks originates traditional long- term residential mortgages, but each of our banks does issue second mortgage residential loans and home equity lines of credit.  With respect to home equity lines of credit, our policy is to limit extensions of credit to 90% of the available equity in each property.  As of December 31, 2005, a total of $25.1 million, or 18.6%, of our consolidated loan portfolio consisted of residential mortgage loans and home equity lines of credit.

Commercial Business Loans.  Each of our banks makes loans for commercial purposes in various lines of business, including manufacturing, service industry and professional service areas.  We also offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and 504 program, which loans are partially guaranteed by the government, thereby reducing their risk.  As of December 31, 2005, a total of $20.2 million, or 15.0%, of our consolidated loan portfolio consisted of commercial business loans.

 Consumer Loans.  Each of our banks makes loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer loans are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods not exceeding 60 months.  Each of our banks offer consumer loans with a single maturity date when a specific source of repayment is available.  Typically, each of our banks require monthly payments of interest and a portion of the principal on revolving loan products.  As of December 31, 2005, a total of $7.6 million, or 5.6%, of our consolidated loan portfolio consisted of loans to consumers.

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

During 2005, losses from financial service activities totaled $436,899.  As a result, during the fourth quarter of 2005, the TransCommunity Board of Directors voted to discontinue offering these services in-house and directed management to establish more cost-effective ways to deliver investment products.  See “Management’s Discussion and Analysis or Plan of Operation – Financial Services” in Item 6 of this annual report.

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

Capital Requirements

Banking regulatory agencies have issued risk-based and leverage capital guidelines applicable to banking organizations which they supervise. Under the risk-based capital guidelines of the federal regulatory agencies, the Company and the Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%. At least half of total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (Tier 1 capital). The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the loan loss reserve. As of December 31, 2005, each of our subsidiary banks were considered well capitalized under the regulatory guidelines of the FDIC.  The Company’s capital is discussed in greater detail under “Management’s Discussion and Analysis or Plan of Operation – Capital” in Item 6 of this annual report and in Note 17 of the notes to consolidated financial statements under the caption Regulatory Matters, and those discussions are incorporated by reference herein.

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

We have a substantial amount of loans secured by real estate in the central Virginia area, and substantially all of our loans are to borrowers in that area.  Additionally, at December 31, 2005, approximately 75.3% of our loan portfolio consisted of commercial and residential construction loans, commercial real estate loans, commercial business loans and commercial lines of credit.  These types of loans have a higher risk of default than other types of loans, such as single family residential mortgage loans.  In addition, the repayments of these loans, which generally have larger balances than single family mortgage loans, often depend on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by deteriorating conditions in the real estate market or the economy in general.  These concentrations expose us to the risk that adverse developments in the real estate market, or in general economic conditions in the central Virginia/Richmond metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand.  In that event, we would likely experience additional losses.  Additionally, if, for any reason, economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

In our amended filings on Form 10-KSB for the year ended December 31, 2004, and on Form 10-QSB for the quarter ended March 31, 2005, we stated that our disclosure controls and procedures did not operate effectively as of the end of each of those reporting periods due to weaknesses in our controls over the financial reporting process amounting to a “significant deficiency.”  Under the PCAOB standards, a “significant deficiency” is a control deficiency or combination of control deficiencies, that creates a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.  We believe the deficiencies identified in those reports have been remediated.

In addition, subsequent to the filing of the original Form 10-KSB for the year ended December 31, 2005, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2005 arising from our methods of accounting and documentation for loans participated to third parties.  Under the PCAOB standards, a “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  We also identified a significant deficiency in internal control over financial reporting arising from our methods of accounting and record generation and maintenance for loan origination costs and for amortizing fees.  We have provided additional information on this material weakness and this significant deficiency, including our remediation of them, in Item 8A, Controls and Procedures below.

We have provided additional information on the material weakness and the significant deficiency identified in the preceding paragraph, including our remediation of them, in Item 8A, Controls and Procedures below.

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

	For the Years Ended December 31,
	2005	2004	2003	2002
	(dollars in thousand, except per share amounts)
Summary balance sheet data:
Assets	$190,648	$150,267	$99,752	$51,123
Investment securities	31,238	27,775	19,753	4,198
Loans	135,089	112,134	66,120	37,117
Allowance for loan losses	1,692	1,422	843	462
Deposits	146,603	123,662	82,675	36,712
Other borrowed funds	12,787	10,946	1,699	1,448
Stockholders' equity	30,370	14,939	14,901	12,471

Summary results of operations data:
Interest and dividend income	$10,911	$6,869	$3,991	$2,305
Interest expense	3,498	1,994	1,160	757
Net interest income	7,413	4,875	2,831	1,548
Provision for loan losses	331	654	386	227
Net interest income after provision for loan losses	7,082	4,221	2,446	1,321

Noninterest income	4,774	4,113	2,433	1,507
Noninterest expense	13,289	10,612	7,117	4,024
Net loss from continuing operations	(1,433)	(2,278)	(2,237)	(1,197)

Net loss from discontinued operations	(339)	(303)	-	-
Net loss	$(1,772)	$(2,581)	$(2,237)	$(1,197)

Per Share Data:
Net loss per share from continuing operations- basic and diluted	$(0.43)	$(1.08)	$(1.19)	$(1.05)
Net loss per share - basic and diluted	$(0.53)	$(1.22)	$(1.19)	$(1.05)
Book value	$7	$7	$7	$8
Weighted average number of shares outstanding	3,315,479	2,114,275	1,887,458	1,143,262

Operating ratios:
Loss on average equity from continuing operations	(6.34%)	(17.14%)	(16.22%)	(14.06%)
Loss on average assets from continuing operations	(0.84%)	(1.83%)	(2.96%)	(3.04%)
Loss on average equity	(7.84%)	(19.42%)	(16.22%)	(14.06%)
Loss on average assets	(1.04%)	(2.07%)	(2.96%)	(3.04%)
Net interest margin	4.68%	4.23%	4.16%	4.43%
Loan to deposit ratio:	92.15%	90.68%	79.98%	101.10%

Asset quality ratios:
Allowance for loan losses to nonperforming loans	1022.58%	0.00%	703.52%	0.00%
Allowance for loan losses to total loans	1.25%	1.27%	1.27%	1.25%
Net charge-offs to average loans	0.05%	0.08%	0.00%	0.00%
Nonperforming assets to total loans	0.12%	0.00%	0.00%	0.00%

Capital ratios: (1)
Average equity to average assets	13.28%	10.67%	18.24%	21.62%
Leverage ratio	17.69%	11.67%	19.72%	30.42%
Tier 1 risk-based capital ratio	18.96%	13.79%	20.29%	46.12%
Total risk-based capital ratio	20.03%	15.14%	21.44%	47.37%

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

At December 31, 2005, TransCommunity had, on a consolidated basis, total assets of $190.6 million, total deposits of $146.6 million, total loans of $135.1 million, and total stockholders’ equity of $30.4 million.  In comparison, at December 31, 2004, TransCommunity reported total assets of $150.3 million, total deposits of $123.7 million, total loans of $112.1 million and total stockholders’ equity of $14.9 million.

2005 was also a year of many challenges for the Company as the Company experienced significant changes in its senior management personnel at year-end.  Effective December 31, 2005, William C. Wiley resigned as Chairman of the Board and Chief Executive Officer and as a director of TransCommunity.  He had served in those positions since the Company was organized in 2001.  Bruce B. Nolte, President and Chief Operating Officer, was named Chief Executive Officer effective January 1, 2006, and Troy A. Peery, Jr., a director of TransCommunity since 2002, was named to serve as a non-executive Chairman of the Board effective January 1, 2006.  Mr. Peery had previously served, and continues to serve, as Chairman of the Executive Committee of the Board of Directors.  Also, Thomas M. Crowder, who had served as Chief Financial Officer since 2003, resigned from that position and as a director of TransCommunity, effective January 31, 2006 and was named Risk Management Officer and Corporate Secretary.  William B. Littreal, the Company’s Controller since April 2005, was named Chief Financial Officer effective February 1, 2006.  See Item 1, “Description of Business – Employees” for additional information concerning personnel restructuring efforts undertaken at the holding company level beginning in December 2005 and continuing into the first quarter of 2006.

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

Summary financial data for discontinued operations

	Years Ended December 31,
	2005	2004
	(in thousands)

Operating revenues	$29	$11

Salaries and employee benefits	288	212
Occupancy expenses	30	43
Equipment costs	4	8
Other operating expenses	46	51
	368	314

Loss from discontinued operations	$(339)	$(303)

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

Financial Condition at December 31, 2005

During the year ended December 31, 2005, our total assets increased by $40.3 million, or 26.8%, to $190.6 million. Of this increase in total assets, $39.0 million represented growth in interest-earning assets. Continued strong loan demand throughout the year resulted in an increase of $23.0 million, or 20.5%, in total loans outstanding. During 2005, investment securities increased by $3.5 million to $31.2 million.  Growth in the investment portfolio and federal funds sold position is primarily due to the July 2005 capital raising effort.  Federal funds sold, with an average annual return of 3.32%, is the lowest yielding of our interest-earning assets.

Loan growth in 2005 was concentrated in commercial and real estate lending. Our total loan growth of $23.0 million in 2005 was spread among portfolios secured by residential and commercial mortgages, which increased by $3.4 million and $16.8 million, respectively. Commercial and industrial loan outstandings increased by $2.8 million during 2005, while our construction lending portfolio contracted by $1.4 million.

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

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2005 and 2004, our average interest-earning assets were $158.5 million, and $115.3 million, respectively. During these same years, our net interest margins were 4.68% and 4.23%, respectively.

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

During 2005, we continued to experience strong growth at each of our subsidiary banks and we were able to raise sufficient capital to support our growth strategy.  Total assets averaged $170.3 million during 2005 as compared to $124.6 million in 2004, an increase of $45.7 million or 36.7%.

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

Net Interest Income. During 2005, our net interest income increased by $2.5 million, or 52.1%, to $7.4 million. Our growth in interest income was the result of growth in our level of average earning assets as well as continued strong loan demand. Average total interest-earning assets increased $43.2 million or 37.5%, during 2005 as compared to 2004, while our average yield increased by 92 basis points from 5.96% during 2004 to 6.88% in 2005. The rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate increases generally result in an immediate increase in our interest income on loans. There is a delayed impact on interest expense because 58.9 % of our average interest-bearing deposits were classified as time deposits which only experience increases in interest costs upon renewal.

Our average total interest-bearing liabilities increased by $35.1 million, or 37.7%. With rates consistently increasing during 2005, our average cost of interest-bearing liabilities increased by 59 basis points from 2.14% during 2004 to 2.73% during 2005, allowing our interest rate spread to increase 33 basis points.

 Our investment income and interest expense have been impacted by the July 2005 stock offering in which TransCommunity completed the sale of 2.3 million shares of its common stock.  A portion of the net proceeds from the offering was used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity’s operating line of credit.  TransCommunity has used $3.3 million of the proceeds from this offering to strengthen the capital position of two of its subsidiary banks, which improved their respective lending limits.  For the year ended December 31, 2005, our net interest spread was 4.15% and our net interest margin was 4.68%. For the year ended December 31, 2004, our net interest spread was 3.82% and our net interest margin was 4.23%. We believe that our bank subsidiaries are well positioned to produce consistent earnings results as they continue to expand their market share.

Provision for Loan Losses. We recorded a $331 thousand provision for loan losses for the year ended December 31, 2005, representing a decrease of $324 thousand from the $654 thousand provision expense we recognized for the year ended December 31, 2004. The level of the loan loss provision for 2005 is consistent with  loan growth and net charge-offs that we experienced during 2005.

Provisions for loan losses are charged to income to bring our allowance for loan losses at period end to a level deemed appropriate by management based on the factors discussed under “Asset Quality - Allowance for Loan Losses.”  While the dollar amount of the provision for loan losses decreased dramatically on a year-over-year basis, the ratio of the allowance for loan losses to period-ending total loans decreased 2 basis points from the prior year-end to 1.25%. Nonperforming loans totaled $165 thousand or 0.12% of total loans at December 31, 2005.  The Company reported no nonperforming loans at December 31, 2004. The allowance for loan losses at December 31, 2005 of $1.7 million represents 1.25% of total loans and 1022.58% of nonperforming loans. The allowance for loan losses at December 31, 2004 of $1.4 million equaled 1.27% of total loans outstanding at that date.

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

The stock offering consummated in July 2005 triggered Section 382 of the Internal Revenue Code which caused the Company to undergo an “ownership change” under the Internal Revenue Code.  The “ownership change” resulted in a limitation of $804 thousand being imposed on the amount of taxable income generated in a future year that may be offset by NOLs incurred prior to such ownership change.  In addition to reducing the amount of NOLs that may be used in any single year, in some situations, the limitations may result in NOLs expiring prior to being utilized.  To the extent the NOL limitation amount in any taxable year exceeds our taxable income in that year, the excess can be carried over effectively to increase the limitation in the next succeeding year or years.  Given that none of TransCommunity’s NOLs begin to expire until 2021, TransCommunity believes it will be able to fully utilize its NOLs prior to their respective expiration dates.  Management will continue to monitor TransCommunity’s trend toward profitable operations and when sufficient evidence becomes available; TransCommunity will reduce the valuation allowance and recognize the related tax benefit in the statement of operations.  See Note 12 of the notes to the Company’s consolidated financial statements elsewhere in this annual report for information concerning our NOLs and the years in which such NOLs will expire.

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

Loans

Total loans increased $23.0 million during the year ended December 31, 2005 to $135.1 million as a result of the growth of our subsidiary banks.

Loans by type are shown in the following schedule:

	At December 31,
	2005	2004
Real estate:
Construction	$16,040,907	$17,472,345
Residential	25,146,542	21,721,425
Commercial	65,469,590	48,701,101
Commercial, industrial and agricultural	20,205,294	17,424,992
Consumer and installment	7,595,098	6,616,012
All other	631,171	197,972

Total Loans	$135,088,602	$112,133,847

Loan categories that are particularly sensitive to rate changes as of December 31, 2005 are shown in the following schedule:

		VARIABLE INTEREST RATE:
	Within 1 year	1 to 5 years	After 5 years	Total
Commercial, industrial and agricultural	$10,138,652	$2,445,253	$-	$2,445,253
Real estate - construction	14,661,276	1,067,021	-	1,067,021
Total	$24,799,928	$3,512,274	$-	$3,512,274

		FIXED INTEREST RATE:
	Within 1 year	1 to 5 years	After 5 years	Total	Total maturities
Commercial, industrial and agricultural	$1,824,359	$5,695,666	$101,364	$5,797,030	$20,205,294
Real estate - construction	312,610	-	-	-	16,040,907
Total	$2,136,969	$5,695,666	$101,364	$5,797,030	$36,246,201

Concentration of Credit Risk

TransCommunity has a concentration of loans to borrowers secured by commercial real estate.  At December 31, 2005, loans to these borrowers amounted to $65.5 million, or 48.5% of our consolidated loan portfolio.

 Asset Quality – Allowance for Loan Losses

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2005, the allowance for loan losses was $1.7 million, or 1.25% of total loans, as compared to $1.4 million, or 1.27%, in 2004.

	At December 31,
	2005	2004

Allowance for loan losses, January 1	$1,422,078	$842,819
Provision charged to expense	330,621	654,166
Net loans charged off	(60,546)	(74,907)
Allowance for loan losses, December 31	$1,692,153	$1,422,078

Allowance for loan losses to total loans	1.25%	1.27%

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

	At December 31,
	2005	2004
	(dollars in thousands)

Loans past due 90 days and accruing interest	$140	$-
Nonaccrual loans	25	-
Restructured loans	-	-
Total nonperforming loans	165	-
Other real estate owned	-	-
Total nonperforming assets	$165	$-

Allowance for loan losses to nonperforming loans	1022.58%	0.00%
Allowance for loan losses to total loans	1.25%	1.27%

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

The following table shows the allocation of the allowance for loan losses at December 31:

	2005		2004
	Allowance	Percent of loans	Allowance	Percent of loans
Real estate:
Construction	$203,058	12%	$227,532	16%
Residential	321,509	19%	270,195	19%
Commercial	812,233	48%	611,494	43%
Commercial, industrial and agricultural	253,823	15%	213,312	15%
Consumer and installment	84,608	5%	85,325	6%
All other	16,922	1%	14,221	1%
Total allowance for loan losses	$1,692,153	100%	$1,422,078	100%

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

The Federal Reserve Board, along with the Comptroller of the Currency and the Federal Deposit Insurance Corporation, has adopted risk-based capital measures for regulatory purposes to assist in the assessment of capital adequacy.  Management seeks to balance the return on equity to shareholders while satisfying the regulatory standards for risk-based capital ratios.  Management believes, as of December 31, 2005, that the Company and each of its subsidiary banks met all of the minimum regulatory capital requirements and are categorized as “well capitalized”.  At December 31, 2005, the Company had a leverage ratio of 17.69%, a Tier 1 risk-based capital ratio of 18.96% and a total risk-based capital ratio of 20.03%.  The book value of the Company’s common stock at December 31, 2005 was $6.63 per share.

	At December 31,
	2005	2004
Tier 1 Capital:
Common stock	$45,817	$22,505
Surplus	39,777,578	22,566,921
Accumulated deficit	(9,378,963)	(7,607,270)

Total equity	30,444,432	14,982,156
Less: intangibles/goodwill	491,494	551,271
Less: net unrealized losses	(74,733)	(43,648)
Total Tier 1 Capital	30,027,671	14,474,533

Tier 2 Capital:
Allowance for loan losses	1,692,153	1,422,078

Total Tier 2 Capital	1,692,153	1,422,078

Total risk-based capital	$31,719,824	$15,896,611

Risk-weighted assets	$158,378,905	$104,974,482

Capital ratios:
Average equity to average assets	13.28%	10.67%
Leverage ratio	17.69%	11.67%
Tier 1 risk-based capital ratio	18.96%	13.79%
Total risk-based capital ratio	20.03%	15.14%

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

At December 31, 2005, TransCommunity had a positive cumulative gap rate sensitivity ratio of 14.64% for the one-year repricing period.  A positive one-year gap rate sensitivity ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising-rate environment.  Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing community bank.  TransCommunity's interest sensitivity analysis is shown in Schedule II on page 30.

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

Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly financial data for the two years ended December 31, 2005 is presented below.

	For the Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
(Dollars in thousands, except per share amounts)

Summary balance sheet data:
Assets	$156,155	$166,605	$185,659	$190,647
Investment securities	29,249	31,774	35,907	31,238
Loans (net)	112,131	118,421	126,258	133,396
Allowance for loan losses	1,487	1,577	1,641	1,692
Deposits	128,321	139,996	141,539	146,603
Secured borrowings	8,564	9,658	11,880	12,515
Other borrowed funds	3,476	1,594	208	272
Stockholders' equity	15,093	14,464	34,355	30,370

Summary results of operations data:
Interest income	$2,256	$2,542	$2,927	$3,187
Interest expense	726	850	904	1,020
Net interest income	1,530	1,692	2,023	2,167
Provision for loan losses	64	90	105	71
Net interest income after provision
for loan losses	1,466	1,602	1,918	2,096
Noninterest income	1,201	1,337	1,194	1,043
Noninterest expense	3,140	3,541	3,184	3,424
Net loss	(473)	(602)	(72)	(285)

	For the Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
(Dollars in thousands, except per share amounts)

Summary balance sheet data:
Assets	$112,541	$122,330	$137,023	$150,267
Investment securities	21,777	25,550	23,916	27,775
Loans (net)	72,578	81,533	99,141	110,712
Allowance for loan losses	989	1,107	1,217	1,422
Deposits	95,058	99,828	113,911	123,662
Secured borrowings	-	1,644	4,009	7,219
Other borrowed funds	2,864	6,586	4,183	3,727
Stockholders' equity	14,021	13,692	14,378	14,939

Summary results of operations data:
Interest income	$1,348	$1,508	$1,876	$2,138
Interest expense	403	413	520	659
Net interest income	945	1,095	1,356	1,479
Provision for loan losses	145	119	163	227
Net interest income after provision
for loan losses	800	976	1,193	1,252
Noninterest income	637	1,213	1,119	1,155
Noninterest expense	2,353	2,909	2,795	2,869
Net loss	(916)	(720)	(483)	(462)

The preceding information reflects restatements of previously reported amounts included in the applicable Form 10-QSBs that resulted from the accounting error related to Statement 140 that is discussed in preceding sections of this report.  The impact of the restatements was to increase the balances reported in the previously filed Form 10-QSBs by the following amounts:

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005

Loans	$12,515	$11,880	$9,658	$8,564
Secured borrowings	12,515	11,880	9,658	8,564

Interest on loans, including fees	199	132	117	102
Interest on secured borrowings	199	132	117	102

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	December 31,	September 30,	June 30,	March 31,
	2004	2004	2004	2004

Loans	$7,219	$4,009	$1,644	$-
Secured borrowings	7,219	4,009	1,644	-

Interest on loans, including fees	72	27	13	-
Interest on secured borrowings	72	27	13	-

SCHEDULE I

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

		2005			2004
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS:

Loans, including fees (1)	$121,030,414	$9,636,355	7.96%	$89,925,217	$6,344,664	7.06%
Federal funds sold	20,413,878	678,077	3.32	7,071,656	88,819	1.26
Investments	17,065,060	596,416	3.49	18,302,017	435,569	2.38

Total Earning Assets	158,509,352	10,910,848	6.88	115,298,890	6,869,052	5.96

Allowance for loan losses	(1,553,319)			(1,105,748)
Non-earning assets	13,304,103			10,429,673

Total Assets	$170,260,136			$124,622,815

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand -
Interest bearing	$38,804,662	$440,504	1.14%	$25,729,239	$253,693	0.99%
Savings	9,266,888	110,507	1.19	7,574,936	77,200	1.02
Time deposits	68,876,170	2,337,173	3.39	54,243,164	1,452,423	2.68

Total deposits	116,947,720	2,888,184	2.47	87,547,339	1,783,316	2.04

Other borrowed
Funds (1)	11,168,568	609,817	5.46	5,502,160	210,958	3.83

Total interest-bearing
Liabilities	128,116,288	3,498,001	2.73	93,049,499	1,994,274	2.14

Non-interest bearing
Deposits	18,751,116			15,080,708
Other liabilities	783,767			3,197,980

Total liabilities	147,651,171			111,328,187

Stockholders' equity	22,608,965			13,294,628

Total liabilities and
stockholders' equity	$170,260,136			$124,622,815

Net interest earnings		$7,412,847			$4,874,778

Interest spread			4.15%			3.82%

Net interest margin			4.68%			4.23%

(1) Average balances for certain loans and secured borrowings totaling approximately $10.1 million and $3.8 million for the years ended December 31, 2005 and 2004, respectively, were calculated using month-end balances.  All other reported average balances were calculated using daily balances.

SCHEDULE II

TRANSCOMMUNITY FINANCIAL CORPORATION
INTEREST SENSITIVITY ANALYSIS
DECEMBER 31, 2005

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:

Loans:
Real estate
Construction	$14,973,886	$1,067,021	$-	$16,040,907
Residential	17,757,321	5,700,478	1,688,743	25,146,542
Commercial	44,545,811	18,501,507	2,422,272	65,469,590
Commercial, industrial and agricultural	11,963,011	8,140,919	101,364	20,205,294
Consumer and installment	4,850,168	2,676,930	68,000	7,595,098
All other	631,171	-	-	631,171

Total Loans	94,721,368	36,086,855	4,280,379	135,088,602

Federal funds sold	12,683,935	-		12,683,935
Investment securities held to maturity, at cost	17,983,072	6,899,608	1,000,000	25,882,680
Investment securities available for sale, at fair value	2,980,312	2,374,544	-	5,354,856
Total	$128,368,687	$45,361,007	$5,280,379	$179,010,073

Sources of Funds:

Demand Deposits -
Interest bearing	$46,143,538	$-	$-	$46,143,538
Savings accounts	9,470,537	-	-	9,470,537
Time Deposits > $100,000	12,680,979	15,492,750	-	28,173,729
Time Deposits < $100,000	21,086,643	24,474,737	-	45,561,380

Total interest-bearing deposits	89,381,697	39,967,487	-	129,349,184

Federal funds purchased	272,000	-	-	272,000
Secured borrowings	12,515,113	-	-	12,515,113
Total	$102,168,810	$39,967,487	$-	$142,136,297

Discrete Gap	$26,199,877	$5,393,520	$5,280,379	$36,873,776
Cumulative Gap	$26,199,877	$31,593,397	$36,873,776

Ratio of Cumulative Gap
to Total Earning Assets	14.64%	17.65%	20.60%

SCHEDULE III

TRANSCOMMUNITY FINANCIAL CORPORATION
EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004

	2005 compared to 2004			2004 compared to 2003

	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$2,196,027	$1,095,664	$3,291,691	$2,935,228	$(319,553)	$2,615,675
Federal funds sold	168,112	421,146	589,258	(31,991)	16,512	(15,479)
Investments	(29,440)	190,287	160,847	226,647	51,310	277,957

Total Earning Assets	2,334,699	1,707,097	4,041,796	3,129,884	(251,731)	2,878,153

Interest Expense:
Demand deposits	129,447	57,363	186,810	96,445	68,073	164,518
Savings deposits	17,258	16,050	33,308	37,214	(8,217)	28,997
Time deposits	392,165	492,585	884,750	514,379	(65,674)	448,705

Total deposits	538,869	565,999	1,104,868	648,038	(5,818)	642,220

Other borrowed
Funds	309,130	89,729	398,859	207,564	(15,198)	192,366

Total interest-bearing
Liabilities	847,999	655,728	1,503,727	855,602	(21,016)	834,586

Net increase (decrease) in
net interest income	$1,486,700	$1,051,369	$2,538,069	$2,274,282	$(230,715)	$2,043,567

____________________

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

Item 8.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.

Controls and Procedures

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report on Form 10-KSB/A, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as a result of the material weakness described below, our disclosure controls and procedures were not effective. The material weakness resulted in the restatement of the financial statements for such periods, as described elsewhere in this annual report on Form 10-KSB/A.

In light of the material weakness described below, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) for the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

As more fully described in Note 25 of the Notes to Consolidated Financial Statements, we discovered accounting errors in our previously reported financial results for 2005 and concluded on August 10, 2006 that the related financial statements would need to be restated due to the determination that there was a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2005, we identified the following material weakness:

•

The Company’s methods of accounting and documentation for loans participated to third-parties failed certain tests to qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  Specifically, the Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions from the second quarter of 2004.  During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the Company to repurchase the loans sold to third parties, which failed certain tests to qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet, which amounted to $12.5 million and $7.2 million at December 31, 2005 and 2004, respectively.

In September 2006, the Company amended the loan participation agreements to eliminate the right to repurchase the participated balance and adopted accounting controls to report the loans at issue properly under FASB Statement No. 140 in the future.  In addition, during 2006, the Company recruited personnel to our organization and promoted others who have expertise in financial controls and reporting, including a new chief financial officer and a corporate controller, made other changes in accounting personnel, and retained outside experts to improve the overall quality and level of experience of our organization.

In connection with the restatement identified above, we also identified a significant deficiency in internal control over financial reporting.  A significant deficiency is a control deficiency, or a combination of internal control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles.  The significant deficiency in internal control over financial reporting is as follows:

•

The Company’s methods of accounting and record generation and maintenance for loan origination costs and for amortizing fees are inadequate. In misapplying Statement of Financial Accounting Standards No. 91, “Accounting for Non-Refundable Fees and Costs Associated with Originating or Acquiring Loans and Indirect Costs of Leases” (FAS 91), the Company has applied an incorrect income recognition method.

The significant deficiency that we have identified does not have a material impact on the Company’s financial data and other financial results for any of the years presented in this Form 10-KSB/A.

We have adopted and implemented measures in connection with our ongoing efforts to improve our internal control processes, some of which have been enhanced further or implemented in connection with the restatement process. These measures include the following:

•

We have reviewed and modified certain loan operating policies to provide guidance on daily operations.

•

We have provided additional training to loan personnel.

Additionally, we are considering centralizing certain operational areas to provide a clearer segregation of responsibilities in connection with origination and monitoring activities.  The Company has identified a consultant to help the Company analyze its alternatives and implement any recommended process improvements.  The Company expects to receive the consultant’s recommendations by the end of January 2007.

As a part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate. Section 404 will require the Company’s management to report on the effectiveness of the Company’s internal control structure and procedures for financial reporting as of December 31, 2007. Future remedial measures that we are considering include organizational changes to improve supervision and increased training for operations and accounting personnel. We will continue to develop new policies and procedures and educate and train our employees on our existing policies and procedures in our effort to constantly improve our internal controls and control environment.

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 13.

Exhibits

(a)

Exhibits

The following exhibits are filed as part of this Form 10-KSB:

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of TransCommunity (as amended May 25, 2004) (1)

3.2	Bylaws of TransCommunity (as amended December 14, 2005) (2)

10.2(a)*	Employment Agreement between TransCommunity Financial Corporation and William B. Littreal, dated December 28, 2005 (3)

10.2(c)*	TransCommunity Bankshares Incorporated 2001 Stock Option Plan (amended and restated effective March 27, 2003) (4)

10.2(c)(i)*	Form of Non-Qualified Stock Option Agreement for Employee (9)

10.2(c)(ii)*	Form of Non-Qualified Stock Option Agreement for Director (9)

10.2(d)*	Separation Agreement and General Release by and between William C. Wiley and TransCommunity Financial Corporation, dated December 19, 2005 (5)

10.2(g)*	Employment Agreement between Bank of Powhatan, N.A. and James F. Keller dated July 8, 2003 (6)

10.2(i)*	Employment Agreement between Bank of Louisa, N.A. and George D. Yancey dated April 19, 2004 (7)

10.3*	Base Salaries for named executive officers (filed herewith)

14	Code of Ethics (8)

21	List of Subsidiaries of the Registrant (filed herewith)

23.1	Consent of McGladrey & Pullen, L.L.P. (filed herewith)

23.2	Consent of S.B. Hoover & Company, L.L.P. (filed herewith)

24	Power of Attorney (filed herewith)

31.1	Certification of CEO pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of CFO pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Denotes management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005.
(3)	Incorporated by reference to Exhibit 10.2(k) to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 10, 2006.
(4)	Incorporated by reference to Exhibit 10.2(c) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005.
(6)	Incorporated by reference to Exhibit 10.2(g) to the Company’s Quarterly Report on Form 10-QSB dated August 12, 2003.
(7)	Incorporated by reference to Exhibit 10.2(h) on the Company’s Registration Statement on Form SB-2 (No. 333-114755) filed with the Securities and Exchange Commission on April 23, 2004.
(8)	Incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.
(9)	Incorporated by reference to the corresponding Exhibit number contained in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005.

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

TRANSCOMMUNITY FINANCIAL
CORPORATION
(Registrant)

January 22, 2007	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)
January 22, 2007	/s/ William B. Littreal
William B. Littreal
Chief Financial Officer
(principal financial and accounting officer)

Signatures (Continued)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ LAWRENCE W. BROOMALL
Lawrence W. Broomall	Director	January 22, 2007
/s/ WILLIAM B. LITTREAL
William B. Littreal	Chief Financial Officer	January 22, 2007
/s/ BRUCE B. NOLTE
Bruce B. Nolte	Chief Executive Officer and a Director	January 22, 2007
/s/ LAWRENCE B. NUCKOLS
Lawrence B. Nuckols	Director	January 22, 2007
/s/ TROY A. PEERY, JR.
Troy A. Peery, Jr.	Chairman	January 22, 2007
/s/ JOHN W. PRETLOW, JR.
John W. Pretlow, Jr.	Director	January 22, 2007
/s/ GEORGE W. RIMLER
George W. Rimler	Director	January 22, 2007
*/s/ STUART C. SIEGEL
Stuart C. Siegel	Director	January 22, 2007
/s/ JOHN J. SPONSKI
John J. Sponski	Director	January 22, 2007
/s/ JOHN C. WATKINS
John C. Watkins	Director	January 22, 2007
/s/ ROBIN TRAYWICK WILLIAMS
Robin Traywick Williams	Director	January 22, 2007

* By Bruce B. Nolte, as Attorney in Fact

APPENDIX A

CONTENTS	Page

Report of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)	F-2

Report of Independent Registered Public Accounting Firm (S.B. Hoover & Company, LLP)	F-3

Consolidated Balance Sheets	F-4
as of December 31, 2005 and 2004

Consolidated Statements of Operations – Years Ended	F-5
December 31, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended	F-6
December 31, 2005 and 2004

Consolidated Statements of Cash Flows – Years Ended	F-7
December 31, 2005 and 2004

Notes to Consolidated Financial Statements	F-8

McGladrey & Pullen

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors

TransCommunity Financial Corporation

Glen Allen, Virginia

We have audited the consolidated balance sheet of TransCommunity Financial Corporation and Subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 25 to the consolidated financial statements, the 2005 consolidated financial statements have been restated for an error in the application of accounting principles. We audited the adjustments necessary to restate the consolidated balance sheet of the Company as of December 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 2005. In our opinion, such adjustments are appropriate and have been properly applied.

We also have audited the adjustments described in Note 25 that were applied to restate the 2004 consolidated financial statements to correct the error. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2004 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2004 consolidated financial statements taken as a whole.

/S/ McGladrey & Pullen, LLP

McGladrey & Pullen, LLP

Richmond, Virginia

March 24, 2006, except for Notes 2, 5, 6, 9, 14, 17, 18 and 25 as to which the date is September 29, 2006.

McGladrey & Pullen, LLP is a member firm of RSM International, an affiliation of separate and independent legal entities.

S.B. HOOVER & COMPANY, L.L.P.

Certified Public Accountants

124 Newman Avenue• Harrisonburg, Virginia  22801-4004• (540)434-6736• FAX (540)434-3097

The Board of Directors and Stockholders

TransCommunity Financial Corporation

Richmond, Virginia

We have audited, before the effects of the adjustments for the correction of the error described in Note 25, the balance sheet of TransCommunity Financial Corporation as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended (the 2004 financial statements before the effects of the adjustments discussed in Note 25 are not presented herein).  The 2004 consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the error described in Note 25, the 2004 financial statements present fairly, in all material respects, the financial position of TransCommunity Financial Corporation as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review or apply any procedures to the adjustments for the correction of the error described in Note 25 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by McGladrey & Pullen, LLP.

/S/ S.B. Hoover & Company, L.L.P.

S.B. Hoover & Company, L.L.P.

Harrisonburg, Virginia

March 20, 2005 (except for reclassification of discontinued operations as described in Notes 1 and 2, as to which date is March 27, 2006)

Members of the American Institute of Certified Public Accountants and Virginia Society of Certified Public Accountants

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND DECEMBER 31, 2004

	December 31, 2005	December 31, 2004
	As Restated (1)	As Restated (1)
Assets
Cash and due from banks	$4,131,988	$3,617,266
Federal funds sold	12,683,935	143,000

Total cash and cash equivalents	16,815,923	3,760,266

Securities available for sale, at fair value	5,354,856	17,876,464
Securities held to maturity, fair value of $25,722,042 and $9,868,983 at December 31, 2005 and 2004, respectively	25,882,680	9,899,035

Loans	135,088,602	112,133,847
Allowance for loan losses	(1,692,153)	(1,422,078)
Total loans, net	133,396,449	110,711,769

Premises and equipment, net	7,005,040	6,142,819
Federal Reserve bank stock (restricted)	535,010	507,300
Other assets	1,657,542	1,369,244
Total assets	$190,647,500	$150,266,897

Liabilities
Deposits:
Demand:
Noninterest bearing	$17,253,634	$15,549,428
Interest bearing	46,143,538	36,603,311
Savings	9,470,537	8,502,482
Time	73,735,109	63,006,695

Total deposits	146,602,818	123,661,916

Federal funds purchased	272,000	2,277,000
Note payable	-	1,450,000
Secured borrowings	12,515,113	7,219,147
Accrued interest payable	301,699	205,879
Accrued expenses and other liabilities	586,171	514,447
Total liabilities	160,277,801	135,328,389
Commitments and Contingencies (Notes 7,9,13,19,20)

Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,581,741 and 2,250,508 shares issued and outstanding at December 31, 2005 and December 31, 2004, respectively	45,817	22,505
Additional paid in capital	39,777,578	22,566,921
Accumulated deficit	(9,378,963)	(7,607,270)
Accumulated other comprehensive income (loss)	(74,733)	(43,648)

Total stockholders' equity	30,369,699	14,938,508

Total liabilities and stockholders' equity	$190,647,500	$150,266,897

 (1) See Note 25, “Correction of an Error”, of the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the years ended
	December 31, 2005	December 31, 2004
	As Restated (1)	As Restated (1)
Interest and dividend income
Interest on loans, including fees	$9,636,355	$6,344,664
Interest on federal funds sold	678,077	88,819
Interest on debt securities	561,478	412,356
Dividends on equity securities	34,938	23,213

Total interest and dividend income	10,910,848	6,869,052

Interest expense
Interest on deposits	2,888,184	1,783,316
Interest on secured borrowings	550,146	111,528
Interest on other borrowed funds	59,671	99,430

Total interest expense	3,498,001	1,994,274

Net interest income	7,412,847	4,874,778

Provision for loan losses	330,621	654,166

Net interest income after provision for loan losses	7,082,226	4,220,612

Noninterest income
Bank service charges and fees	791,485	762,556
Commissions and fees from loan originations	3,983,041	3,351,101

Total noninterest income	4,774,526	4,113,657

Noninterest expense
Salaries and employee benefits	8,207,875	6,547,723
Occupancy expenses	839,948	683,115
Equipment expenses	711,973	646,789
Other operating expenses	3,529,469	2,734,847

Total noninterest expense	13,289,265	10,612,474

Net loss from continuing operations	(1,432,513)	(2,278,205)

Net loss from discontinued operations	(339,180)	(303,212)

Net loss	$(1,771,693)	$(2,581,417)

Net loss per share from continuing operations (basic and diluted)	$(0.43)	$(1.08)

Net loss per share (basic and diluted)	$(0.53)	$(1.22)

Weighted average number of shares outstanding	3,315,479	2,114,275

(1) See Note 25, “Correction of an Error”, of the Notes to Consolidated Financial Statements.

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

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	For the years ended
	December 31, 2005	December 31, 2004
	As Restated (1)	As Restated (1)
Operating activities:
Net loss from continuing operations	$(1,432,513)	$(2,278,205)
Net loss from discontinued operations	(339,180)	(303,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for loan losses	330,621	654,166
Amortization of security premiums and accretion of discounts, net	6,878	(72,363)
Depreciation	537,929	417,719
Loss (gain) on disposition of premises and equipment	2,064	(1,026)
Deferred compensation expense	76,306	94,926
Net change in:
Other assets	(288,298)	(194,275)
Interest payable	95,820	-
Accrued expenses and other liabilities	71,724	243,213
Net cash used in operating activities	(938,649)	(1,439,057)
Investing activities:
Purchase of securities held to maturity	(71,200,000)	(23,137,332)
Purchase of securities available for sale	(9,000,000)	(21,101,321)
Proceeds from maturities of securities held to maturity	55,200,000	30,749,685
Proceeds from maturities of securities available for sale	18,500,000	5,505,518
Proceeds from sales of securities available for sale	3,000,000	-
Purchase of Federal Reserve bank stock	(27,710)	(150,000)
Net increase in loans	(23,015,301)	(46,089,071)
Proceeds from the sale of property	-	2,500
Payments for the purchase of premises and equipment	(1,402,214)	(1,472,037)
Net cash used in investing activities	(27,945,225)	(55,692,058)
Financing activities:
Net change in federal funds purchased	(2,005,000)	1,776,000
Proceeds from offering of common stock	19,040,495	2,743,425
Costs of stock offering	(1,710,332)	(186,083)
Net borrowings (repayments) of note payable	(1,450,000)	252,000
Common stock repurchase	(172,500)	-
Net change in:
Secured borrowings	5,295,966	7,219,147
Demand deposits	11,244,433	24,675,240
Savings deposits	968,055	2,676,337
Time deposits	10,728,414	13,635,538
Net cash provided by financing activities	41,939,531	52,791,604
Net increase (decrease) in cash and cash equivalents	13,055,657	(4,339,511)

Cash and cash equivalents:
Beginning of the period	3,760,266	8,099,777
End of the period	$16,815,923	3,760,266
Supplemental disclosures of cash flow information:
Interest paid	$3,402,181	$1,933,341

(1) See Note 25, “Correction of an Error”, of the Notes to Consolidated Financial Statements.

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

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (As Restated)

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

	For year ended December 31, 2005
	(dollars in thousands)
	Community Banking	Main Street	Financial Services	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$7,305	$(47)	$-	$155	$-	$7,413
Provision for loan losses	(267)	(64)	-	-	-	(331)
Noninterest income	678	3,983	278	312	(477)	4,774
Noninterest expense	(5,909)	(3,955)	(376)	(3,586)	537	(13,289)
Income (loss) from subsidiaries	(83)	-	-	1,347	(1,264)	-
Net income (loss) from continuing operations	1,724	(83)	(98)	(1,772)	(1,204)	(1,433)

Net loss from discontinued operations	-	-	(339)	-	-	(339)

Net income (loss)	$1,724	$(83)	$(437)	(1,772)	$(1,204)	$(1,772)

Total Assets	$178,963	$1,219	$151	$30,559	$(20,244)	$190,648

	For year ended December 31, 2004
	(dollars in thousands)
	Community Banking	Main Street	Financial Services	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$4,949	$(25)	$-	$(49)	$-	$4,875
Provision for loan losses	(549)	(105)	-	-	-	(654)
Noninterest income	760	3,351	8	500	(506)	4,113
Noninterest expense	(5,352)	(3,211)	(68)	(2,555)	574	(10,612)
Income (loss) from subsidiaries	10	-	-	(477)	467	-
Net income (loss) from continuing operations	(182)	10	(60)	(2,581)	535	(2,278)

Net loss from discontinued operations	-	-	(303)	-	-	(303)

Net income (loss)	$(182)	$10	$(363)	(2,581)	$535	$(2,581)

Total Assets	$150,296	$1,492	$-	$16,472	$(17,993)	$150,267

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

The Company follows SFAS No.114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No.118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.  This standard requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan’s effective interest rates, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

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

Transfers of Financial Assets - The Company follows FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125” (“Statement 140”).  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.  Transfers that are not accounted for as sales are accounted for as secured borrowings.

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

	2005	2004

Net loss, as reported	$(1,771,693)	$(2,581,417)
Deduct: total stock-based employee compensation expense determined under fair value based method	(144,263)	(345,939)

Pro Forma Net Loss	$(1,915,956)	$(2,927,356)

Loss per Share:
Basic and diluted - as reported	$(0.53)	$(1.22)

Basic and diluted - pro forma	$(0.58)	$(1.38)

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

New Accounting Pronouncements – In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This FASB Staff Position (FSP) addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”, and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”.  The Company is required to adopt the provisions of FSP 115-1 effective for all reporting periods after December 15, 2005. The Company does not anticipate the provisions of FSP 115-1 will have a material effect on financial position or results of operations.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  The Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  The entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.  The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.  This Statement is effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  TransCommunity currently measures compensation costs related to stock-based payments under APB Opinion No. 25 as allowed under SFAS No. 123, and provides disclosure in the notes to the consolidated financial statements as required by SFAS No. 123.

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

NOTE 5

LOANS: (As Restated)

Loans receivable outstanding at December 31, 2005 and 2004 are summarized as follows:

	At December 31,
	2005	2004
Real estate:
Construction	$16,040,907	$17,472,345
Residential	25,146,542	21,721,425
Commercial	65,469,590	48,701,101
Commercial, industrial and agricultural	20,205,294	17,424,992
Consumer and installment	7,595,098	6,616,012
All other	631,171	197,972
Total Loans	$135,088,602	$112,133,847

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6

ALLOWANCE FOR LOAN LOSSES: (As Restated)

A summary of the changes in the allowance for the loan losses is shown in the following schedule:

	At December 31,
	2005	2004

Allowance for loan losses, January 1	$1,422,078	$842,819
Provision charged to expense	330,621	654,166
Net loans charged off	(60,546)	(74,907)
Allowance for loan losses, December 31	$1,692,153	$1,422,078

Allowance for loan losses to total loans	1.25%	1.27%

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8

TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100,000 was $28,173,729 and $26,147,778 at December 31, 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of certificates of deposit were as follows:

2006		$33,767,622
2007		2,835,087
2008		3,617,291
2009		2,481,986
2010		31,033,123
	Total	$73,735,109

NOTE 9

NOTES PAYABLE AND SECURED BORROWINGS: (As Restated)

Notes Payable

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

Secured Borrowings

Secured borrowings amounted to $12.5 million and $7.2 million as of December 31, 2005 and 2004, respectively.  Pursuant to SFAS Statement 140, certain loan participation agreements did not qualify for sale accounting due to buyback provisions included within the agreement, thus the Company has not surrendered control over the transferred loans and has accounted for the transfers as secured borrowings.  During September 2006, the Company amended all participation loan agreements such that as of September 29, 2006 all loan participation agreements became eligible for sale accounting in accordance with Statement 140 and as a result the secured borrowings are short-term in nature.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10

CAPITAL STOCK (Continued):

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

At December 31, 2005 and 2004, TransCommunity generated net operating losses of $1,524,775 and $2,234,169, respectively, which may be carried forward for 20 years.  At this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future against which these net operating losses and other deductible temporary differences can be utilized.  The deferred tax asset recognized at December 31, 2005, was $3,495,684 and consisted primarily from the tax benefit of the net operating loss carryforwards of $8,505,062.  The net deferred tax asset, at December 31, 2005 and 2004, is fully offset by a valuation allowance.  However, management will continue to monitor TransCommunity’s trend toward profitable operations and when sufficient evidence becomes available, TransCommunity will recognize a deferred tax asset and related tax benefit in continuing operations.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13

CONCENTRATION OF CREDIT RISK:

Most of the banks’ loans are made to customers in the banks’ trade areas.  Accordingly, the ultimate collectibility of the banks’ loan portfolio is susceptible to changes in local economic conditions.  The types of loans made by the banks are described in Note 5.  Collateral required by the banks is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower.  TransCommunity has a concentration of loans secured by real estate.  At December 31, 2005, real estate loans represented 79.0% of the loans in our consolidated portfolio.  Real estate lending by our banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans.

Deposit amounts at other high credit quality commercial banks may, at times, exceed federally insured limits.

NOTE 14

STATEMENTS OF CASH FLOWS (As Restated):

	2005	2004

Supplemental disclosure of cash paid during the year for interest:	$3,402,181	$1,933,341
Non-cash financing and investing transactions:
Other comprehensive income: unrealized loss on securities available for sale	(31,085)	(33,784)
Deferred expense of restricted stock award	(76,306)	(94,926)

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

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions:  risk-free interest rate 4.00%, expected life – 10 years, expected volatility – zero and expected dividends – zero.  A total of 37,150 options have lapsed as of December 31, 2005, and 700 options have been exercised pursuant to the Plan.  In December 2005, all unvested options, other than options on 10,732 shares, became fully vested.

A summary of the options granted is shown in the following table:

	2005	2004
Outstanding at beginning of the year	317,375	318,675
Granted	0	0
Exercised	(100)	0
Lapsed	(60,950)	(1,300)

Outstanding at end of the year	256,325	317,375
Options exercisable at end of year	245,593	161,275
Exercise Price	$10.00	$10.00
Weighted average remaining contracted life at December 31, 2005	84 months	96 months

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

REGULATORY MATTERS: (As Restated)

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

The actual and required capital amounts and ratios for the years ended December 31, 2005 and 2004 for the Company and the Banks are as follows:

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17

REGULATORY MATTERS (Continued):

						Minimum to be Well Capitalized Under Prompt Corrective Action Provisions

			Minimum Capital Requirement
	Actual
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Amount in Thousands)
As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$31720	20.03%	$11668	8.00%	$	N/A
Bank of Powhatan	$7523	12.72%	$4752	8.00%		$5940	10.00%
Bank of Goochland	$7204	10.16%	$4774	8.00%		$5968	10.00%
Bank of Louisa	$5059	19.94%	$1925	8.00%		$2406	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$30028	18.96%	$5834	4.00%	$	N/A
Bank of Powhatan	$6780	11.46%	$2376	4.00%		$3564	6.00%
Bank of Goochland	$6536	9.22%	$2387	4.00%		$3581	6.00%
Bank of Louisa	$4812	18.96%	$962	4.00%		$1444	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$30028	17.69%	$6386	4.00%	$	N/A
Bank of Powhatan	$6780	9.55%	$2840	4.00%		$3551	5.00%
Bank of Goochland	$6536	9.12%	$2483	4.00%		$3103	5.00%
Bank of Louisa	$4812	16.13%	$1173	4.00%		$1467	5.00%

As of December 31, 2004:
Total Capital (to Risk Weighted Assets):
Consolidated	$15897	15.14%	$7820	8.00%	$	N/A
Bank of Powhatan	$7429	14.69%	$4045	8.00%		$5057	10.00%
Bank of Goochland	$4946	11.38%	$2928	8.00%		$3660	10.00%
Bank of Louisa	$4365	25.65%	$1333	8.00%		$1667	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$14475	13.79%	$3910	4.00%	$	N/A
Bank of Powhatan	$6795	13.44%	$2023	4.00%		$3034	6.00%
Bank of Goochland	$4479	10.30%	$1464	4.00%		$2196	6.00%
Bank of Louisa	$4197	24.66%	$667	4.00%		$1000	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$14475	11.67%	$4810	4.00%	$	N/A
Bank of Powhatan	$6795	10.70%	$2540	4.00%		$3175	5.00%
Bank of Goochland	$4479	7.83%	$2152	4.00%		$2689	5.00%
Bank of Louisa	$4197	20.41%	$807	4.00%		$1009	5.00%

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

NOTE 18

FAIR VALUE OF FINANCIAL INSTRUMENTS: (As Restated)

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

TransCommunity has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodology used, the estimated fair values and the recorded carrying value of financial instruments at December 31, 2005 and 2004 are as follows:

	December 31, 2005		December 31, 2004
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(in thousands)		(in thousands)
Financial assets:
Cash and due from banks	$4,132	$4,132	$3,617	$3,617
Federal funds sold	12,684	12,684	143	143
Investment securities	31,077	31,238	27,745	27,775
Federal Reserve Bank stock	535	535	507	507
Loans, net	134,693	133,396	112,060	110,712
Accrued interest receivable	808	808	518	518

Financial liabilities:
Demand deposits:
Noninterest bearing	$17,254	$17,254	$15,549	$15,549
Interest bearing	46,144	46,144	36,603	36,603
Savings deposits	9,471	9,471	8,502	8,502
Time deposits	74,999	73,735	62,779	63,007
Federal funds purchased	272	272	2,277	2,277
Secured borrowings	12,515	12,515	7,219	7,219
Notes payable	-	-	1,450	1,450
Accrued interest payable	302	302	206	206

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
$3,635,231

NOTE 21

OTHER OPERATING EXPENSES:

Other operating expenses include the following:

	2005	2004
Advertising and public relations	$427,765	$373,400
Charitable contributions	13,641	13,267
Consulting fees	170,461	40,288
Data processing fees	362,095	334,380
Directors’ and officers’ liability insurance	16,075	7,548
Filing and registration fees	54,761	44,352
Legal and accounting fees	917,858	427,234
Miscellaneous	50,319	94,068
OCC and FDIC assessment	87,906	72,733
Other insurance	44,085	24,648
Postage and freight	125,499	138,173
Stationery and supplies	215,482	175,645
Stock certificates and shareholder communications	-	36,226
Subscriptions and membership dues	46,729	36,340
Telephone	210,733	226,286
Training and personnel development	75,754	56,391
Travel, meals and entertainment	115,197	90,817
Other	595,109	543,051
	$3,529,469	$2,734,847

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

NOTE 25

CORRECTION OF AN ERROR

On August 11, 2006, the Company concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 should not be relied upon because of errors in those statements.  The Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004. During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties and thus the loan transfers did not qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by FASB Statement No. 140.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25

CORRECTION OF AN ERROR (Continued):

A summary of the restatements of the accompanying financial statements is as follows:

	As previously reported	Correction	As amended

	(Dollars in thousands)
For the year ended December 31, 2005:
Loans	$122,573,489	$12,515,113	$135,088,602
Secured borrowings	-	12,515,113	12,515,113

Interest on loans, including fees	$9,086,209	$550,146	$9,636,355
Interest on secured borrowings	-	550,146	550,146

For the year ended December 31, 2004:
Loans	$104,914,700	$7,219,147	$112,133,847
Secured borrowings	-	7,219,147	7,219,147

Interest on loans, including fees	$6,233,136	$111,528	$6,344,664
Interest on secured borrowings	-	111,528	111,528