Form 10-Q/A
period 2006-03-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2007-01-22
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [ X ]

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

As a result, the Company is filing an amendment to its annual report on Form 10-KSB for the year ended December 31, 2005 and this amendment to its quarterly report on Form 10-Q for the period ended March 31, 2006 to amend and restate financial statements and other financial information filed with the Securities and Exchange Commission (“SEC”). These amendments are being filed to correct errors in the originally filed Form 10-KSB and Form 10-Q that, as described below, related to the Company’s accounting for FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125” (“Statement 140”).

During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for the termination of the participation agreement.  The right to repurchase the participated balance contained in the termination clause allowed the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties.  The repurchase provision fails certain tests to qualify for sale accounting treatment under Statement 140.  As a result, the Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by Statement 140.

The following items have been amended as a result of the restatement:

•

Part I, Item 1, Financial Statements, has been revised to reflect the restatement

•

Part I, Item 2, Management’s Discussion and Analysis or Plan of Operation, has been revised to reflect the restatement; and

•

Part I, Item 4, Controls and Procedures, has been revised to reflect the errors described above.

The Chief Executive Officer and Chief Financial Officer of the Company have also reissued their certifications required by Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

As a result of the restatement, the Company’s period end total loans and secured borrowings were increased by $10.4 million and $12.5 million at March 31, 2006 and December 31, 2005, respectively.  In addition, interest income on loans and interest expense on other borrowings were also increased by $201 thousand and $103 thousand for the quarters ended March 31, 2006 and 2005, respectively.  None of the adjustments resulting from the restatement has any impact on the Company’s net worth at any date or on its net income, net interest income, noninterest income or noninterest expense for any period.

Except as otherwise specifically noted, all information contained herein is as of March 31, 2006, and does not reflect any events or changes that have occurred subsequent to that date.  The Company is not required to update, and the Company has not updated, any forward-looking statements previously included in the original filing.

TRANSCOMMUNITY FINANCIAL CORPORATION

INDEX
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Statements of Financial Condition –
	March 31, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Operations –
	Three Months Ended March 31, 2006 and 2005 (Unaudited)	2

	Consolidated Statements of Changes in Stockholders' Equity –
	Three Months Ended March 31, 2006 and 2005 (Unaudited)	3

	Consolidated Statements of Cash Flows –
	Three Months Ended March 31, 2006 and 2005 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market risk	23

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

	SIGNATURES	28

Part I   Financial Information

Item 1.

Financial Statements

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
MARCH 31, 2006 AND DECEMBER 31, 2005
(Unaudited)
	March 31, 2006	December 31, 2005
	As Restated (1)
Assets
Cash and due from banks	$4,557,637	$4,131,988
Federal funds sold	8,965,608	12,683,935

Total cash and cash equivalents	13,523,245	16,815,923

Securities available for sale, at fair value	7,354,073	5,354,856
Securities held to maturity, fair value of $25,206,294 and $25,722,042 at March 31, 2006 and December 31, 2005, respectively	25,392,664	25,882,680

Loans	132,114,399	135,088,602
Allowance for loan losses	(1,724,708)	(1,692,153)
Total loans, net	130,389,691	133,396,449

Premises and equipment, net	6,950,323	7,005,040
Federal Reserve bank stock (restricted)	571,879	535,010
Other assets	1,506,764	1,657,542

Total assets	$185,688,639	$190,647,500

Liabilities
Deposits:
Demand:
Noninterest bearing	$19,392,614	$17,253,634
Interest bearing	37,112,653	46,143,538
Savings	10,753,158	9,470,537
Time	75,926,102	73,735,109

Total deposits	143,184,527	146,602,818

Federal funds purchased	1,049,000	272,000
Secured borrowings	10,396,845	12,515,113
Accrued interest payable	323,030	301,699
Accrued expenses and other liabilities	471,812	586,171

Total liabilities	155,425,214	160,277,801

Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,581,741 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	45,817	45,817
Additional paid in capital	39,795,522	39,777,578
Accumulated deficit	(9,502,363)	(9,378,963)
Accumulated other comprehensive income (loss)	(75,551)	(74,733)

Total stockholders' equity	30,263,425	30,369,699

Total liabilities and stockholders' equity	$185,688,639	$190,647,500

(1) See Note 8, “Correction of an Error”, of the Notes to Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)
	For the three months ended
	March 31, 2006	March 31, 2005
	As Restated (1)	As Restated (1)
Interest and dividend income
Interest on loans, including fees	$2,817,903	$2,078,976
Interest on federal funds sold	243,753	54,701
Interest on debt securities	167,136	117,021
Dividends on equity securities	-	4,500

Total interest and dividend income	3,228,792	2,255,198

Interest expense
Interest on deposits	904,601	601,095
Interest on other borrowed funds	204,472	124,003

Total interest expense	1,109,073	725,098

Net interest income	2,119,719	1,530,100

Provision for loan losses	51,756	64,561

Net interest income after provision for loan losses	2,067,963	1,465,539

Noninterest income
Bank service charges and fees	241,670	177,197
Commissions and fees from loan originations	876,425	986,295

Total noninterest income	1,118,095	1,163,492

Noninterest expense
Salaries and employee benefits	1,995,219	1,912,737
Occupancy expenses	225,561	204,911
Equipment expenses	175,738	153,899
Other operating expenses	912,940	750,299

Total noninterest expense	3,309,458	3,021,846

Net loss from continuing operations	(123,400)	(392,815)

Net loss from discontinued operations	-	(80,450)

Net loss	$(123,400)	$(473,265)

Net loss per share from continuing operations (basic and diluted)	$(0.03)	$(0.17)

Net loss per share (basic and diluted)	$(0.03)	$(0.21)

Weighted average number of shares outstanding	4,581,741	2,278,155

(1) See Note 8, “Correction of an Error”, of the Notes to Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2006
(Unaudited)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2004	2,250,508	$-	$22,505	$22,753,004	$(7,607,270)	$(43,648)	$15,124,591

Net loss	-	-	-	-	(473,265)	-	(473,265)
Unrealized loss on securities
available for sale	-	-	-	-	-	(35,583)	(35,583)
Total comprehensive loss	-	-	-	-	-	-	(508,848)
Common stock issued	42,733	-	427	453,051	-	-	453,478
Deferred compensation expense	-	-	-	23,733	-	-	23,733
Balance,
March 31, 2005	2,293,241	$-	$22,932	$23,229,788	$(8,080,535)	$(79,231)	$15,092,954

Balance,
December 31, 2005	4,581,741	$-	$45,817	$39,777,578	$(9,378,963)	$(74,733)	$30,369,699

Net loss	-	-	-	-	(123,400)	-	(123,400)
Unrealized loss on securities
available for sale	-	-	-	-	-	(818)	(818)
Total comprehensive loss	-	-	-	-	-	-	(124,218)
Stock-based compensation expense	-	-	-	17,944	-	-	17,944
Balance,
March 31, 2006	4,581,741	$-	$45,817	$39,795,522	$(9,502,363)	$(75,551)	$30,263,425

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Unaudited)
	For the three months ended
	March 31, 2006	March 31, 2005
	As Restated (1)	As Restated (1)
Operating activities:
Net loss from continuing operations	$(123,400)	$(392,815)
Net loss from discontinued operations	-	(80,450)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	51,756	64,561
Amortization of security premiums and accretion of discounts, net	(10,019)	(17,812)
Depreciation	139,933	111,562
Deferred compensation expense	-	23,733
Stock-based compensation expense	17,944	-
Decrease (increase) in other assets	150,778	(213,946)
Increase (decrease) in interest payable	21,331	17,546
Decrease in accrued expenses and other liabilities	(114,359)	(36,426)

Net cash provided by (used in) operating activities	133,964	(524,047)

Investing activities:
Purchase of securities held to maturity	(19,000,000)	(16,996,293)
Purchase of securities available for sale	(2,000,000)	-
Proceeds from maturities of securities held to maturity	19,500,000	5,000,000
Proceeds from maturities of securities available for sale	-	10,470,220
Purchase of Federal Reserve bank stock	(36,869)	-
Net decrease (increase) in loans	2,955,002	(1,484,065)
Purchase of premises and equipment	(85,216)	(599,665)

Net cash used in investing activities	1,332,917	(3,609,803)

Financing activities:
Net change in federal funds purchased	777,000	(251,000)
Proceeds from offering of common stock	-	640,495
Costs of stock offering	-	(934)
Net(decrease) increase in secured borrowings	(2,118,268)	1,344,934
Net (decrease) in noninterest bearing and interest bearing demand deposits	(6,891,905)	(1,153,073)
Net increase in savings deposits	1,282,621	162,157
Net increase in time deposits	2,190,993	5,650,355

Net cash (used in) provided by financing activities	(4,759,559)	6,392,934

Net increase (decrease) in cash and cash equivalents	(3,292,678)	2,259,084

Cash and cash equivalents:
Beginning of the period	16,815,923	3,760,266

End of the period	$13,523,245	$6,019,350

Supplemental disclosures of cash flow information:
Interest paid	$1,087,742	$707,822

(1) See Note 8, “Correction of an Error”, of the Notes to Unaudited Consolidated Financial Statements.

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

The consolidated financial statements of TransCommunity Financial Corporation conform to accounting principles generally accepted in the United States of America and to general industry practices.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006, and the results of operations for the three-month periods ended March 31, 2006 and 2005.  The Consolidated Statement of Financial Condition at December 31, 2005 was derived from audited financial data.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting period.  The assumptions are based on information available as of the date of the financial statements and could differ from actual results.  The results for the interim periods are not necessarily indicative of annual performance.  The notes included herein should be read in conjunction with the notes to financial statements included in the audited December 31, 2005 financial statements for TransCommunity, which statements were included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “Commission”).

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

Securities Available for Sale
March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$1,000,000	$-	$(2,500)	$997,500
U.S. Agency notes	6,429,624	-	(73,051)	6,356,573

Total Securities Available for Sale	$7,429,624	$-	$(75,551)	$7,354,073

Securities Held to Maturity
March 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$16,993,193	$-	$(10,523)	$16,982,670
U.S. Agency notes	8,399,471	-	(175,847)	8,223,624

Total Securities Held to Maturity	$25,392,664	$-	$(186,370)	$25,206,294

Securities Available for Sale
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency notes	$5,429,589	$-	$(74,733)	$5,354,856

Total Securities Available for Sale	$5,429,589	$-	$(74,733)	$5,354,856

Securities Held to Maturity
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$19,482,772	$-	$(12,043)	$19,470,729
U.S. Agency notes	6,399,908	-	(148,595)	6,251,313

Total Securities Held to Maturity	$25,882,680	$-	$(160,638)	$25,722,042

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3

Investment Securities (Continued):

Investments in an unrealized loss position that are considered temporarily impaired at March 31, 2006, are displayed in the following table:

	Less than 12 months		12 months or more		Total
March 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,457,813	$(41,743)	$8,122,384	$(207,156)	$13,580,197	$(248,899)
US Agency discount notes	17,980,170	(13,022)	-	-	17,980,170	(13,022)

Total	$23,437,983	$(54,765)	$8,122,384	$(207,156)	$31,560,367	$(261,921)

Investments in an unrealized loss position that are considered temporarily impaired at December 31, 2005, are displayed in the following table:

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,066,133	$58,867	$6,540,036	$164,461	$11,606,169	$223,328
US Agency discount notes	19,470,729	12,043	-	-	19,470,729	12,043

Total	$24,536,862	$70,910	$6,540,036	$164,461	$31,076,898	$235,371

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

A summary of the options granted is shown in the following table:

	At March 31,
	2006	2005
Outstanding at January 1	$281,425	$317,375
Granted	5,000	-
Exercised	-	(100)
Lapsed	(1,200)	-

Options outstanding at the March 31	285,225	317,275
Options exercisable at March 31	274,492	161,175
Weighted average exercise price	$9.96	$10.00
Weighted average remaining contracted life at March 31	85 months	93 months

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

	For three months ended March 31, 2006
	(dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income (expense)	$2,018	$(9)	$111	$-	$2,120
Provision for loan losses	(52)	-	-	-	(52)
Noninterest income	239	880	102	(103)	1,118
Noninterest expense	(1,579)	(1,029)	(818)	117	(3,309)
Income (loss) from subsidiaries	(158)	-	310	(152)	-
Net income (loss) from continuing operations	468	(158)	(295)	(138)	(123)

Net loss from discontinued operations	-	-	-	-	-

Net income (loss)	$468	$(158)	(295)	$(138)	$(123)

Total Assets	$175,676	$780	$30,552	$(21,319)	$185,689

	For three months ended March 31, 2005
	(dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income (expense)	$1,557	$(14)	$(13)	$-	$1,530
Provision for loan losses	(50)	(15)	-	-	(65)
Noninterest income	219	985	86	(126)	1,164
Noninterest expense	(1,437)	(941)	(784)	140	(3,022)
Income (loss) from subsidiaries	15	-	239	(254)	-
Net income (loss) from continuing operations	304	15	(472)	(240)	(393)

Net loss from discontinued operations	(80)	-	-	-	(80)

Net income (loss)	$224	$15	(472)	$(240)	$(473)

Total Assets	$155,568	$1,398	$16,723	$(17,534)	$156,155

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 7

Capital:

TransCommunity’s consolidated regulatory capital levels are displayed in the following table:

	March 31, 2006	December 31, 2005
	(in thousands)
Tier 1 Leverage Capital Ratio
Amount	$29,929	$30,028
Actual Ratio	16.15%	17.69%
Minimum Capital Requirement	4.00%	4.00%

Tier 1 Risk-Based Capital Ratio
Amount	$29,929	$30,028
Actual Ratio	19.28%	18.96%
Minimum Capital Requirement	4.00%	4.00%

Total Risk-Based Capital Ratio
Amount	$31,654	$31,720
Actual Ratio	20.39%	20.03%
Minimum Capital Requirement	8.00%	8.00%

Capital ratios:
Average equity to average assets	16.33%	13.28%
Leverage ratio	16.15%	17.69%
Tier 1 risk-based capital ratio	19.28%	18.96%
Total risk-based capital ratio	20.39%	20.03%

NOTE 8

Correction of an error:

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8

Correction of an Error (Continued):

A summary of the restatements of the accompanying financial statements is as follows:

	As previously reported	Correction	As amended

	(Dollars in thousands)
For the three-month period ended March 31, 2006:
Loans	$121,717,554	$10,396,845	$132,114,399
Secured borrowings	-	10,396,845	10,396,845

Interest on loans, including fees	$2,617,374	$200,529	$2,817,903
Interest on secured borrowings	-	200,529	200,529

For the year ended December 31, 2005:
Loans	$122,573,489	$12,515,113	$135,088,602
Secured borrowings	-	12,515,113	12,515,113

For the three-month period ended March 31, 2005:
Interest on loans, including fees	$1,976,467	$102,509	$2,078,976
Interest on secured borrowings	-	102,509	102,509

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

 Forward-Looking Statements

The following discussion and analysis and the related financial data present a review of TransCommunity’s consolidated operating results for the three-month periods ended March 31, 2006 and 2005 and consolidated financial condition as of March 31, 2006 and December 31, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in TransCommunity’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

This Quarterly Report on Form 10-Q/A contains forward-looking statements.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may include, but are not limited to, discussions concerning:

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

•

Discussions on the outlook of the economy, competition, regulation, taxation, company strategies, subsidiaries, investment risk and policies

Actual results or performance could differ from those implied or contemplated by forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business, economic and market conditions, fiscal and monetary policies, war and terrorism, natural disasters, changes in interest rates, deposit flows, loan demand and real estate values; a deterioration in credit quality and/or a reduced demand for credit, competition with other providers of financial products and services; the issuance or redemption of additional Company equity or debt; volatility in the market price of the Company’s common stock; changes in accounting principles, policies or guidelines, changes in laws or regulation; reliance on other companies for products and services; operational or systems risks; and other economic, competitive, servicing capacity, governmental, regulatory and technological factors affecting the Company’s operations, pricing, products and delivery of services.  Information in this Quarterly Report on Form 10-Q/A is as of the dates, and for the periods, indicated.  TransCommunity does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

Significant Accounting Policies

TransCommunity’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets.  In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of TransCommunity’s assets, liabilities, income and expenses.  Critical accounting policies applied by TransCommunity include those that relate to the allowance for loan losses.  For a more detailed discussion on these critical accounting policies, see “Critical Accounting Policies” on page F-8 of TransCommunity’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

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

•

Yield on loans, including fees, up 99 basis points to 8.46%

•

Net interest income increased by $590 thousand, or 38.5%

Results of Operations

Net losses for the quarter ended March 31, 2006 were $123 thousand, an improvement of 73.9% from net losses of $473 thousand for the same period in 2005. Net losses per share from continuing operations, both basic and diluted, improved 82.4%, from $0.17 to $0.03 over the same period. Annualized loss on average equity from continuing operations for the quarter ended March 31, 2006 was 1.65%.  Annualized loss from continuing operations on average assets for the quarter ended March 31, 2006 was 0.27%.  These ratios compare favorably to 10.53% and 1.05%, respectively, for the quarter ended March 31, 2005.

Net Interest Income

For the quarter ended March 31, 2006, net interest income totaled $2.1 million, a $590 thousand or 38.5% increase over TransCommunity’s performance for the same period during 2005.  Average earning assets for the quarter grew to $174.8 million compared to $138.7 million during the same period in 2005.  The growth in the earning asset base was complemented by a growth in the average yield on earning assets of 89 basis points.  The net interest margin for the quarter increased 44 basis points from the same period in 2005 to 4.92% from 4.48%.  The increase in net interest margin is attributable to benefits derived from an increase on yields of earning assets, while the cost of interest bearing deposits only increased 71 basis points from 2.26% to 2.97%.  The average loans outstanding increased 19.8% to $135.1 million coupled with a 13.3% increase in yield on average loans to 8.46% for the three months ended March 31, 2006, compared to a yield of 7.47% for the same period during 2005.

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

Provision for Loan Losses

For the quarter ended March 31, 2006, the provision for loan losses was $52 thousand, down from $65 thousand for the same period in 2005.  At March 31, 2006, nonperforming assets totaled $315 thousand and represented 0.23% of total loans.  Net charge-offs for the quarter amounted to $62 thousand.  Management believes the overall credit quality of the portfolio is sound based on the risk inherent in the loan portfolio.

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

Financial Condition

At March 31, 2006, TransCommunity had total assets of $185.7 million, down from $190.6 million at December 31, 2005.  At March 31, 2006, loans totaled $132.1 million, a decrease of $3.0 million since December 31, 2005.  Total deposits at March 31, 2006, were $143.2 million, as compared with $146.6 million at December 31, 2005.

Loans totaled $132.1 million and $112.1 million for the first quarters ended 2006 and 2005, respectively. This represents growth of $20.0 million, or a 17.8% increase, year over year.  Despite increased competition, the Company’s banks continue to experience strong loan demand. However, TransCommunity remains focused on maintaining its pricing discipline and strong asset quality, and adhering to its conservative underwriting standards.

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

Secured borrowings totaled $10.4 million at March 31, 2006, down $2.1 million from $12.5 million at December 31, 2005.

At March 31, 2006, the Company’s capital position remains strong with an average equity-to-average assets ratio of 16.33%.  At March 31, 2006, TransCommunity had a leverage ratio of 16.15%, a Tier 1 risk-based capital ratio of 19.28% and a total risk-based capital ratio of 20.39%.  At March 31, 2006, the book value of the Company’s common stock was $6.61 per share.

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

		2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS:

Loans, including fees (1)	$135,084,189	$2,817,903	8.46%	$112,817,298	$2,078,976	7.47%
Federal funds sold	22,404,247	243,753	4.41	9,180,333	54,701	2.42
Investments	17,307,322	167,136	3.92	16,666,271	121,521	2.96

Total Earning Assets	174,795,758	3,228,792	7.49	138,663,902	2,255,198	6.60

Allowance for loan losses	(1,702,041)			(1,447,089)
Non-earning assets	12,756,326			14,708,659

Total Assets	$185,850,043			$151,925,472

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand -
Interest bearing	$37,597,680	$135,829	1.47%	$34,399,204	$87,175	1.03%
Savings	10,009,888	38,219	1.55	8,612,098	23,016	1.08
Time deposits	75,820,260	730,553	3.91	64,646,220	490,904	3.08

Total deposits	123,427,828	904,601	2.97	107,657,522	601,095	2.26

Other borrowed
Funds (1)	11,576,336	204,472	7.16	10,873,537	124,003	4.62

Total interest-bearing
Liabilities	135,004,164	1,109,073	3.33	118,531,059	725,098	2.48

Non-interest bearing
Deposits	19,540,314			17,484,403
Other liabilities	948,302			776,418

Total liabilities	155,492,780			136,791,880

Stockholders' equity	30,357,263			15,133,592

Total liabilities and
stockholders' equity	$185,850,043			$151,925,472

Net interest earnings		$2,119,719			$1,530,100

Interest spread			4.16%			4.12%

Net interest margin			4.92%			4.48%

(1) Average balances for certain loans and secured borrowings totaling approximately $11.4 million and $8.2 million for the quarters ended March 31, 2006 and 2005, respectively, were calculated using month-end balances.  All other reported average balances were calculated using daily balances.

Income Taxes

No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current and prior periods.

Loans

Total loans decreased $3.0 million during the first three months of 2006 to $132.1 million as a result of contractual payoffs outpacing originations.

Loans by type are shown in the following schedule:

Loans:
	March 31, 2006	December 31, 2005
Real estate:
Construction	$16,393,354	$16,040,907
Residential	25,398,438	25,146,542
Commercial	58,852,887	65,469,590
Commercial, industrial and agricultural	23,396,536	20,205,294
Consumer and installment	7,612,192	7,595,098
All other	460,992	631,171

Total Loans	$132,114,399	$135,088,602

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

	March 31, 2006		December 31, 2005
	Allowance	Percent	Allowance	Percent
Real estate:
Construction	$206,965	12%	$270,744	16%
Residential	327,695	19%	321,509	19%
Commercial	827,860	48%	727,626	43%
Commercial, industrial and agricultural	258,706	15%	253,823	15%
Consumer and installment	86,235	5%	101,529	6%
All other	17,247	1%	16,922	1%

Total Loans	$1,724,708	100%	$1,692,153	100%

Nonaccrual, Past Due and Restructured Loans

At March 31, 2006, TransCommunity had $315 thousand, or 0.23% of total loans, in loans classified as non-accrual or past due more than 90 days.  Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

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

At March 31, 2006, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 16.41% for the one-year repricing period.  A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising rate environment.  Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing financial services company.

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

TransCommunity's interest sensitivity analysis is shown below:

TRANSCOMMUNITY FINANCIAL CORPORATION
INTEREST SENSITIVITY ANALYSIS
March 31, 2006

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:

Loans:
Real estate
Construction	$15,224,286	$1,169,068	$-	$16,393,354
Residential	17,672,526	5,809,339	1,916,573	25,398,438
Commercial	39,774,320	16,616,621	2,461,946	58,852,887
Commercial, industrial and agricultural	14,493,014	8,432,175	471,347	23,396,536
Consumer and installment	4,672,793	2,867,120	72,279	7,612,192
All other	435,870	25,122	-	460,992

Total Loans	92,272,809	34,919,445	4,922,145	132,114,399

Federal funds sold	8,965,608	-		8,965,608
Investment securities held to maturity, at cost	18,992,748	5,399,916	1,000,000	25,392,664
Investment securities available for sale, at fair value	4,979,064	2,375,009	-	7,354,073

Total	$125,210,229	$42,694,370	$5,922,145	$173,826,744

Sources of Funds:

Demand Deposits -
Interest bearing	$37,112,653	$-	$-	$37,112,653
Savings accounts	10,753,158	-	-	10,753,158
Time Deposits > $100,000	16,398,715	13,782,433	-	30,181,148
Time Deposits < $100,000	20,974,254	24,770,700	-	45,744,954

Total interest-bearing deposits	85,238,780	38,553,133	-	123,791,913

Federal funds purchased	1,049,000	-	-	1,049,000
Secured Borrowings	10,396,845	-	-	10,396,845
				-
Total	$96,684,625	$38,553,133	$-	$135,237,758

Discrete Gap	$28,525,604	$4,141,237	$5,922,145	$38,588,986
Cumulative Gap	$28,525,604	$32,666,841	$38,588,986

Ratio of Cumulative Gap
to Total Earning Assets	16.41%	18.79%	22.20%

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

Not Applicable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this periodic report on Form 10-Q/A, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as a result of the material weakness described below, our disclosure controls and procedures were not effective. The material weakness resulted in the restatement of the financial statements for such periods, as described elsewhere in this periodic report on Form 10-Q/A.

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

As more fully described in Note 25 of the Notes to Consolidated Financial Statements in our 2005 Form 10KSB/A, we discovered accounting errors in our previously reported financial results for 2005 and concluded on August 10, 2006 that previously issued financial statements would need to be restated due to the determination that there was a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2006, we identified the following material weakness:

•

The Company’s methods of accounting and documentation for loans participated to third-parties failed certain tests to qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  Specifically, the Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions from the second quarter of 2004.  During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties, which failed certain tests to qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet, which amounted to $10.4 million and $12.5 million at March 31, 2006 and December 31, 2005, respectively.

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

The significant deficiency that we have identified does not have a material impact on the Company’s financial data and other financial results for any of the years presented in this Form 10-Q/A.

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

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3.

Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of TransCommunity (as amended May 24, 2005) (1)

3.2	Bylaws of TransCommunity (as amended April 26, 2006) (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sabanes-Oxley Act of 2002 (filed herewith)

(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (No. 333-125560) filed with the Commission on June 6, 2005.
(2)	Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 2, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL
CORPORATION
(Registrant)

Date: January 22, 2007	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)

TRANSCOMMUNITY FINANCIAL
CORPORATION
(Registrant)

Date: January 22, 2007	/s/ William B. Littreal
William B. Littreal
Chief Financial Officer
(principal financial and accounting officer)