Form 10-Q
period 2006-06-30
TRANSCOMMUNITY FINANCIAL CORP
filed 2007-01-30
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

or

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:   000-33355

TRANSCOMMUNITY FINANCIAL

CORPORATION

(Exact name of registrant as specified in its charter)

               Virginia

    54-2032355

(State or other jurisdiction of

(I.R.S. Employer

 incorporation or organization)

Identification No.)

        4235 Innslake Drive

       Glen Allen, Virginia

   23060

(Address of principal executive offices)

(Zip Code)

(804) 934-9999

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s common stock at the close of business on August 11, 2006 was 4,581,741 shares of common stock, $.01 par value.

TRANSCOMMUNITY FINANCIAL CORPORATION

INDEX
		Page No.
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Statements of Financial Condition –
	June 30, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Operations –
	Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)	2

	Consolidated Statements of Changes in Stockholders' Equity –
	Six Months Ended June 30, 2006 and 2005 (Unaudited)	3

	Consolidated Statements of Cash Flows –
	Six Months Ended June 30, 2006 and 2005 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market risk	25

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

	SIGNATURES	32

Part I

Financial Information

Item 1.

Financial Statements

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
JUNE 30, 2006 AND DECEMBER 31, 2005
	(Dollars in thousands)
	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$4,973	$4,132
Federal funds sold	11,055	12,684

Total cash and cash equivalents	16,028	16,816

Securities available for sale, at fair value	7,600	5,355
Securities held to maturity, fair value of $23,626 and $25,723 at June 30, 2006 and December 31, 2005, respectively	23,892	25,883

Loans	142,977	135,088
Allowance for loan losses	(1,811)	(1,692)
Total loans, net	141,166	133,396

Premises and equipment, net	6,853	7,005
Federal Reserve bank stock (restricted)	656	535
Other assets	1,269	1,657
Total assets	$197,464	$190,647

Liabilities
Deposits:
Demand:
Noninterest bearing	$22,874	$17,254
Interest bearing	41,151	46,143
Savings	9,636	9,470
Time	81,519	73,735

Total deposits	155,180	146,602

Federal funds purchased	1,255	272
Secured borrowings	9,735	12,515
Accrued interest payable	410	302
Accrued expenses and other liabilities	591	586
Total liabilities	167,171	160,277

Stockholders' Equity
Common stock (25,000,000 shares authorized - $.01 par value) 4,581,741 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	46	46
Additional paid in capital	39,800	39,778
Accumulated deficit	(9,473)	(9,379)
Accumulated other comprehensive income (loss)	(80)	(75)
Total stockholders' equity	30,293	30,370
Total liabilities and stockholders' equity	$197,464	$190,647

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	(Dollars in thousands, except share and per share amounts)
	For the three months ended		For the six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
		(As Restated)		(As Restated)
Interest and dividend income
Interest on loans, including fees	$2,928	$2,285	$5,745	$4,363
Interest on federal funds sold	303	138	547	193
Interest on debt securities	182	104	349	221
Dividends on equity securities	24	15	24	20
Total interest and dividend income	3,437	2,542	6,665	4,797

Interest expense
Interest on deposits	1,009	699	1,914	1,300
Interest on other borrowed funds	110	151	313	271
Total interest expense	1,119	850	2,227	1,571

Net interest income	2,318	1,692	4,438	3,226

Provision for loan losses	92	90	144	154

Net interest income after provision for loan losses	2,226	1,602	4,294	3,072

Noninterest income
Bank service charges and fees	306	207	547	384
Commissions and fees from loan originations	679	1,101	1,555	2,087
Total noninterest income	985	1,308	2,102	2,471

Noninterest expense
Salaries and employee benefits	1,705	2,020	3,700	3,933
Occupancy expenses	206	207	431	412
Equipment expenses	169	184	345	338
Goodwill impairment	321	0	321	-
Other operating expenses	780	1,040	1,693	1,793
Total noninterest expense	3,181	3,451	6,490	6,476

Net income (loss) from continuing operations	30	(541)	(94)	(933)

Net loss from discontinued operations	-	(61)	-	(142)
Net income (loss)	$30	$(602)	$(94)	$(1,075)

Net income (loss) per share from continuing operations (basic and diluted)	$0.01	$(0.24)	$(0.02)	$(0.41)

Net income (loss) per share (basic and diluted)	$0.01	$(0.26)	$(0.02)	$(0.47)

Weighted average number of shares outstanding	4,581,741	2,293,241	4,581,741	2,285,740

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2006
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2004	2,250	$23	$22,567	$(7,607)	$(44)	$14,939

Net loss	-	-	-	(1,075)	-	(1,075)
Unrealized loss on securities
available for sale	-	-	-	-	(4)	(4)
Total comprehensive loss	-	-	-	-	-	(1,079)
Common stock issued	43	-	557	-	-	557
Deferred compensation expense	-	-	48	-	-	48
Balance,
June 30, 2005	2,293	$23	$23,172	$(8,682)	$(48)	$14,465

Balance,
December 31, 2005	4,582	$46	$39,778	$(9,379)	$(75)	$30,370

Net loss	-	-	-	(94)	-	(94)
Unrealized loss on securities
available for sale	-	-	-	-	(5)	(5)
Total comprehensive loss	-	-	-	-	-	(99)
Stock-based compensation expense	-	-	22	-	-	22
Balance,
June 30, 2006	4,582	$46	$39,800	$(9,473)	$(80)	$30,293

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Unaudited)

	(Dollars in thousands)
	June 30, 2006	June 30, 2005
Operating activities:		(As Restated)
Net loss from continuing operations	$(94)	$(933)
Net loss from discontinued operations	-	(142)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	144	154
Amortization of security premiums and accretion of discounts, net	(9)	(3)
Impairment of goodwill	321	-
Depreciation	278	257
Deferred compensation expense	-	48
Stock-based compensation expense	22	-
Loss on disposition of property	-	2
Decrease (increase) in other assets	67	(400)
Increase in interest payable	108	61
Increase in accrued expenses and other liabilities	5	112
Net cash provided by (used in) operating activities	842	(844)

Investing activities:
Purchase of securities held to maturity	(34,500)	(37,500)
Purchase of securities available for sale	(2,250)	-
Proceeds from maturities of securities held to maturity	36,500	22,000
Proceeds from maturities of securities available for sale	-	11,500
Purchase of Federal Reserve bank stock	(121)	-
Net increase in loans	(7,914)	(7,863)
Purchase of premises and equipment	(125)	(1,219)
Net cash used in investing activities	(8,410)	(13,082)

Financing activities:
Net change in federal funds purchased	983	(2,133)
Proceeds from offering of common stock	-	641
Costs of stock offering	-	(83)
Net (decrease) increase in secured borrowings	(2,780)	2,438
Net increase in noninterest bearing and interest bearing demand deposits	628	9,486
Net increase in savings deposits	165	810
Net increase in time deposits	7,784	6,038

Net cash provided by financing activities	6,780	17,197

Net (decrease) increase in cash and cash equivalents	(788)	3,271

Cash and cash equivalents:
Beginning of the period	16,816	3,760
End of the period	$16,028	$7,031

Supplemental disclosures of cash flow information:
Interest paid	$1,811	$1,292

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

The consolidated financial statements of TransCommunity conform to accounting principles generally accepted in the United States of America, to general industry practices, and the instructions for Form 10-Q and Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2006, and the results of operations for the three-month and six-month periods ended June 30, 2006 and 2005.  The Consolidated Statement of Financial Condition at December 31, 2005 (As Restated) was derived from audited financial data.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting periods.  The assumptions are based on information available as of the date of the financial statements and could differ from actual results.  The results for the interim periods are not necessarily indicative of annual performance.  The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the audited December 31, 2005 financial statements for TransCommunity, which statements were included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “Commission”).

NOTE 2

Impact of Certain Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise exchanges its equity instruments for goods and services. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Commission requires companies to implement SFAS No. 123R by the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, TransCommunity implemented SFAS No. 123R using the modified prospective transition method.  By implementing SFAS No. 123R, TransCommunity recorded $22 thousand of additional compensation expense during the six months ended June 30, 2006, resulting from the application of fair-value-based accounting to its stock-based compensation programs. See Note 4 for more information about TransCommunity’s stock-based compensation programs.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2

Impact of Certain Accounting Pronouncements (Continued):

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  SFAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.

Adoption of SFAS 155 is required as of the beginning of the first fiscal year subsequent to September 15, 2006.  The Company does not anticipate the adoption of SFAS 155 in January 2007 will have a material effect on its financial position or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract to be initially measured at fair value, if practicable. SFAS 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  The Company is currently evaluating the impact of FIN 48.  The Company will adopt this Interpretation in the first quarter of 2007.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3

Investment Securities:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2006 and December 31, 2005 are shown in the table below. As of June 30, 2006, 16 U.S. Agency Securities with a carrying value of $11.8 million were pledged as collateral for public deposits.

Securities Available for Sale
June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency notes	$7,680	$-	$(80)	$7,600

Total Securities Available for Sale	$7,680	$-	$(80)	$7,600

Securities Held to Maturity
June 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$15,493	$-	$(12)	$15,481
U.S. Agency notes	8,399	-	(254)	8,145

Total Securities Held to Maturity	$23,892	$-	$(266)	$23,626

Securities Available for Sale
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency notes	$5,430	$-	$(75)	$5,355

Total Securities Available for Sale	$5,430	$-	$(75)	$5,355

Securities Held to Maturity
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$19,483	$-	$(12)	$19,471
U.S. Agency notes	6,400	-	(148)	6,252

Total Securities Held to Maturity	$25,883	$-	$(160)	$25,723

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3

Investment Securities (Continued):

Investments in an unrealized loss position that are considered temporarily impaired at June 30, 2006 and December 31, 2005, segregated between investments sustaining unrealized losses for periods less than twelve months, and twelve months or greater are displayed in the following tables:

	(Dollars in thousands)
	Less than 12 months		12 months or more		Total
June 30, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$6,225	$(24)	$9,520	$(310)	$15,745	$(334)
US Agency discount notes	15,481	(12)	-	-	15,481	(12)

Total	$21,706	$(36)	$9,520	$(310)	$31,226	$(346)
	(Dollars in thousands)
	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,066	$(59)	$6,540	$(164)	$11,606	$(223)
US Agency discount notes	19,471	(12)	-	-	19,471	(12)

Total	$24,537	$(71)	$6,540	$(164)	$31,077	$(235)

The June 30, 2006 unrealized loss is the aggregate of 22 U.S. Agency notes, of which 13 have a continuous loss period of more than 12 months.  The December 31, 2005 unrealized loss is the aggregate of 18 U.S. Agency notes, of which 11 have a continuous loss period of more than 12 months. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.  No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4

Stock Based Compensation:

A stock option plan (the “Plan”) was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001.  This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the reorganization whereby the Bank of Powhatan became a subsidiary of TransCommunity.  The purpose of the Plan is to reward employees and directors for services rendered and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity and its subsidiaries and with growth in stockholder value. Under the Plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director.  The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued.  The exercise price may not be less than 100% of the fair market value of the shares on the grant date.  Unless the Executive Committee of TransCommunity’s Board of Directors determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date.  Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity.  All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs.  At June 30, 2006, options to acquire 285,225 shares were outstanding, of which 274,492 were exercisable at that date.

Effective January 1, 2006, TransCommunity adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date. During the six-month period ended June 30, 2006, TransCommunity recorded $22 thousand of compensation expense beyond what would have been recorded if it had not adopted SFAS No. 123R.  As of June 30, 2006, there was $13 thousand of unrecognized compensation cost related to unvested stock-based awards which will be recognized over the remaining vesting period of one year.

A summary of the options granted is shown in the following table:

	Six months ended June 30,
	2006	2005

Outstanding at January 1	$281,425	$317,375
Granted	5,000	-
Exercised	-	(100)
Lapsed	(1,200)	-

Options outstanding at June 30	285,225	317,275
Options exercisable at June 30	274,492	243,153
Weighted average exercise price	$9.96	$10.00
Weighted average remaining contracted life at June 30	82 months	90 months

The weighted-average grant date fair value of options granted during the six months ended June 30, 2006 was $7.65 per share.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4

Stock Based Compensation (Continued):

Options granted under the Plan generally expire ten years after the date of grant and are granted at or above the fair market value of the stock on the date of grant. Option terms are determined by the Executive Committee of TransCommunity’s Board of Directors at the time of the grant. TransCommunity utilizes the Black Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms and risk free rates. Assumptions used for the periods covered herein are outlined in the table below:

	Six months ended
	June 30, 2006	June 30, 2005

Expected volatility	4.54%	0.00%
Expected dividend	0	0
Expected term (years)	10	10
Risk free rate	4.36%	4.00%

Expected volatilities are based on historical volatility trends of TransCommunity common stock and other factors. Expected dividends reflect the experience of TransCommunity’s common stock.  Expected terms represent the period of time that options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each option.

The following table provides the pro forma effect on net loss and loss per share for the periods covered under this report, during which the fair value based method was not used to account for stock-based compensation:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

Net loss, as reported	$(601,798)	$(1,075,065)
Deduct: total stock-based employee compensation expense determined under fair value based method	(36,066)	(72,131)

Pro forma net loss	$(637,864)	$(1,147,196)

Loss per share:
Basic and diluted - as reported	$(0.26)	$(0.47)

Basic and diluted - pro forma	$(0.28)	$(0.50)

NOTE 5

Earnings (Losses) Per Share:

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.  Basic and dilutive earnings per share are identical and the effect on losses per share of TransCommunity’s outstanding stock options would be antidilutive and a decrease in loss per share is not appropriate.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6

Business Segments:

TransCommunity has three reportable segments: three commercial bank subsidiaries (“Community Banking”), a mortgage brokerage business (“Main Street Mortgage”) and holding company operations (“TransCommunity”). The community bank business includes three banks, which provide loan, deposit, and investment services to retail and commercial customers throughout their retail offices. The mortgage segment provides a variety of mortgage loan products across the country under the exemption granted as a subsidiary of a nationally chartered bank.  The parent company is principally involved with providing managerial support and the operation of the shared services platform for the other reportable segments and receives reimbursements from the subsidiaries for cost associated with the common operating platform.

During 2005, TransCommunity also had a fourth reportable business segments: TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. (collectively, “Financial Services”).  During the fourth quarter of 2005, the Company discontinued the operations of TransCommunity Investment Advisors, Inc.  Additionally, during the first quarter of 2006, the Company completed a restructuring of TransCommunity Investment Services, Inc. (“TCIS”), its insurance and securities subsidiary, whereby its revenues, the employees and management responsibilities were transferred to the Community Banking segment of the Company.  For 2005, the Financial Services segment results have been reclassified to conform to the presentation in 2006 for comparability.

The amount of noninterest expense reported for Main Street for the three and six month periods ended June 30, 2006, includes the $321 thousand charge for goodwill impairment.

	At and for three months ended June 30, 2006
	(dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income (expense)	$2,212	$(10)	$115	$1	$2,318
Provision for loan losses	(92)	-	-	-	(92)
Noninterest income	288	687	112	(102)	985
Noninterest expense	(1,569)	(1,010)	(718)	116	(3,181)
Income (loss) from subsidiaries	-	-	506	(506)	-
Net income (loss) from continuing operations	839	(333)	15	(491)	30
Net loss from discontinued operations	-	-	-	-	-
Net income (loss)	$839	$(333)	15	$(491)	$30

Total Assets	$187,498	$355	$30,531	$(20,920)	$197,464
	Three Months Ended June 30, 2005
	(As Restated - dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income	$1,730	$(10)	$(28)	$-	$1,692
Provision for loan losses	(58)	(32)	0	-	(90)
Noninterest income	244	1,101	65	(102)	1,308
Noninterest expense	(1,621)	(1,037)	(895)	102	(3,451)
Income (loss) from from subsidiaries	-	-	317	(317)	-
Net income (loss) from continuing operations	295	22	(541)	(317)	(541)
Net loss from discontinued operations	-	-	(61)	-	(61)
Net Income (Loss)	$295	$22	$(602)	$(317)	$(602)

Total Assets	$166,480	$1,430	$16,236	$(17,541)	$166,605

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6

Business Segments (Continued):

	At and for six months ended June 30, 2006
	(dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income (expense)	$4,231	$(19)	$226	$-	$4,438
Provision for loan losses	(144)	-	-	-	(144)
Noninterest income	504	1,565	236	(203)	2,102
Noninterest expense	(3,076)	(2,038)	(1,608)	232	(6,490)
Income (loss) from subsidiaries	0	0	1,023	(1,023)	-
Net income (loss) from continuing operations	1,515	(492)	(123)	(994)	(94)
Net loss from discontinued operations	-	-	-	-	-
Net income (loss)	$1,515	$(492)	(123)	$(994)	$(94)

Total Assets	$187,498	$355	$30,531	$(20,920)	$197,464

	Six Months Ended June 30, 2005
	(As Restated - dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income	$3,287	$(21)	$(40)	$-	$3,226
Provision for loan losses	(107)	(47)	-	-	(154)
Noninterest income	464	2,087	149	(229)	2,471
Noninterest expense	(3,043)	(1,982)	(1,680)	229	(6,476)
Income (loss) from from subsidiaries	-	-	638	(638)	-
Net income (loss) from continuing operations	601	37	(933)	(638)	(933)
Net loss from discontinued operations	-	-	(142)	-	(142)
Net Income (Loss)	$601	$37	$(1,075)	$(638)	$(1,075)

Total Assets	$166,480	$1,430	$16,236	$(17,541)	$166,605

NOTE 7

Capital:

TransCommunity’s consolidated regulatory capital levels are displayed in the following table:

	June 30, 2006	December 31, 2005
	(in thousands)
Tier 1 Leverage Capital Ratio
Amount	$30,288	$30,028
Actual Ratio	16.18%	17.69%
Minimum Capital Requirement	4.00%	4.00%

Tier 1 Risk-Based Capital Ratio
Amount	$30,288	$30,028
Actual Ratio	17.88%	18.96%
Minimum Capital Requirement	4.00%	4.00%

Total Risk-Based Capital Ratio
Amount	$32,099	$31,720
Actual Ratio	18.95%	20.03%
Minimum Capital Requirement	8.00%	8.00%

NOTE 8

Goodwill and Other Intangible Assets:

During the second quarter of 2006, TransCommunity completed an impairment test of its goodwill in accordance with the specific requirements of FASB Statement No. 142 “Goodwill and Other Intangible Assets”.  This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Based on second quarter personnel changes and a continued deterioration of the financial condition of Main Street Mortgage, the Company believed the $321 thousand of goodwill reported as other assets associated with the acquisition of Main Street Mortgage should be tested for impairment.  The Company used a valuation approach which included comparisons of historical forecasts to actual results and earnings forecasts for the next year to determine if the fair value of the subsidiary exceeded the book value.  Because goodwill is defined as the excess of the cost of an acquired entity over the fair value of all identifiable tangible and intangible assets acquired and the liabilities assumed, the Company was required to calculate the fair value of such assets and liabilities for Main Street.  Through this process, the Company concluded that the entire $321 thousand of goodwill was impaired and this amount was charged to operating expenses during the second quarter of 2006.

NOTE 9

Litigation:

On June 14, 2006, an individual and a company controlled by the individual (Dean H. Gould and Cal-Flo Investments, LLC) filed a lawsuit against Main Street Mortgage & Investment Corporation (“Main Street”), a wholly-owned subsidiary of Bank of Powhatan, and five other defendants that are not affiliated with Main Street in the General Court of Justice, Superior Court Division, in Wake County, North Carolina.  The lawsuit arises from three properties on which Main Street originated mortgage loans.  The loans at issue were made by third-party lenders, and neither the Company nor any of its subsidiary banks hold any of the loans for its own account.  The plaintiffs allege that the defendants developed a fraudulent scheme to originate these mortgage loans through Main Street employing, with Main Street’s knowledge, inflated appraisals and other devices that resulted in damages to the plaintiffs in the aggregate amount of $100,000 to $150,000.  The plaintiffs have requested both compensatory and punitive damages.

Main Street filed an answer to the lawsuit and denies any liability.  There has been no further activity in the lawsuit from any other party, and Main Street has ceased its business operations and filed for dissolution under applicable Virginia law.

At the present time, the case is in the early stages, there has been no discovery, and accordingly, the Company can not conclude on the outcome or estimate any potential loss.

NOTE 10

Subsequent Events:

In July, 2006, the Federal Reserve Bank of Richmond notified the Board of Directors of the Company that the January 2006 memorandum of understanding disclosed in the Company’s Form 8-K filing dated February 6, 2006 has been terminated effective July 26, 2006.

In July 2006, Main Street entered into a line of credit arrangement to provide up to $500,000 of financing.  A portion of the proceeds was used to pay off an existing $400,000 line with the Bank of Powhatan and the remainder will be used as working capital.  The line of credit bears a rate of prime rate as published in the Wall Street Journal.

In November 2006, the Company’s Board of Directors approved the closing of Main Street.  The Company does not expect to incur any material charges in connection with the closing of this business line.

On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia.  The suit arises out of the Bank’s purchase of Main Street Mortgage and Investment Corporation in early 2001.  Mr. Minter alleges that in late 2000 Wiley withheld information concerning the value of Main Street Mortgage from the Bank’s board of directors and that the Bank would not have acquired Main Street Mortgage if the valuation had been provided to the Bank’s board.  Mr. Minter’s suit claims that the Company aided and abetted and conspired with Wiley in his misrepresentation of Main Street Mortgage’s value.  Mr. Minter’s suit also alleges that the December, 2005 separation agreement between the Company and William Wiley improperly released claims the Company had against Wiley arising out of Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank’s board in late 2000.

Minter seeks unspecified rescissionary and compensatory damages, unspecified treble damages and punitive damages of $350,000 against each defendant, jointly and severally and with interest.  Minter also seeks to recover his attorneys’ fees.

The Company believes that insofar as it concerns the Company, Mr. Minter’s suit is without merit.

The Company has moved for a dismissal; has brought claims against Mr. Minter for breach of fiduciary duty related to his use of confidential Company information for personal gain; and has removed him from the board of the Bank.

Based on the facts presently known, the Company believes it has limited liability exposure arising from this lawsuit.  We are unable to evaluate the likelihood of an unfavorable outcome and to estimate the amount or range of potential loss in this matter.

In December 2006, the Company opened Bank of Rockbridge, its fourth separately chartered bank.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11

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

A summary of the restatements of the accompanying financial statements is as follows:

	As previously reported	Correction	As amended

	(Dollars in thousands)
For the three-month period ended June 30, 2005:
Loans	$110,339,525	$9,657,706	$119,997,231
Secured borrowings	-	9,657,706	9,657,706

Interest on loans, including fees	$2,167,495	$116,514	$2,284,009
Interest on secured borrowings	-	116,514	116,514

For the six-month period ended June 30, 2005:
Loans	$110,339,525	$9,657,706	$119,997,231
Secured borrowings	-	9,657,706	9,657,706

Interest on loans, including fees	$4,143,962	$219,023	$4,362,985
Interest on secured borrowings	-	219,023	219,023

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the related financial data present a review of TransCommunity’s consolidated operating results for the three-month and six-month periods ended June 30, 2006 and 2005 and consolidated financial condition as of June 30, 2006 and December 31, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in TransCommunity’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Commission on January 22, 2007.

 Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may include, but are not limited to, discussions concerning:

•

Projections of revenues, expenses, losses, losses per share, net interest margins, asset growth, loan production, deposit growth, and other performance measures

•

Expansion of operations, including de novo banks and branch openings, entrance into new markets, and development of products and services

•

Discussions on the outlook of the economy, competition, regulation, taxation, company strategies, subsidiaries, investment risk and policies

Actual results or performance could differ from those implied or contemplated by forward-looking statements.  Forward-looking statements are subject to certain risks and uncertainties, including, among others: general business, regulatory action or inaction, economic and market conditions, fiscal and monetary policies, war and terrorism, natural disasters, changes in interest rates, deposit flows, loan demand and real estate values; a deterioration in credit quality and/or a reduced demand for credit, competition with other providers of financial products and services; the issuance or redemption of additional Company equity or debt; volatility in the market price of the Company’s common stock; changes in accounting principles, policies or guidelines, changes in laws or regulation; reliance on other companies for products and services; operational or systems risks; and other economic, competitive, servicing capacity, governmental, technological factors affecting the Company’s operations, pricing, products and delivery of services.  Information in this Quarterly Report on Form 10-Q is as of the dates, and for the periods, indicated.  TransCommunity does not undertake, and specifically disclaims any obligation, to publicly update or revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, whether as the result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in or incorporated by reference into this report might not occur.

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

In addition to the foregoing, results of TransCommunity’s operations, like those of other financial services companies, are affected by its asset and liability composition, as well as factors beyond its control, such as general economic conditions and the monetary and fiscal policies of the federal government.  Lending activities are affected by the demand for commercial and retail financing and are thus influenced by interest rates and other factors affecting the availability of funds. Deposit flows and costs of funds are influenced by yields available on competing investments and by general market rates of interest.

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

•

Controlling expenses

•

Ensuring adequate funding for ongoing growth

Highlights of TransCommunity’s performance for the quarter ended June 30, 2006 as compared to the same period in 2005 include:

•

Net income of $30 thousand

•

Net interest income increased by $626 thousand, or 37.0%

•

Personnel expense from continuing operations down $315 thousand

Highlights of TransCommunity’s performance for the six-month period ended June 30, 2006 as compared to the same period in 2005 include:

•

Net losses of $94 thousand

•

Yield on loans, including fees, up 97 basis points to 8.6%

•

Net interest income increased by $1.2 million, or 37.6%

•

Net interest margin up 62 basis points to 5.1%

Results of Operations

The Company reported its first consolidated quarterly profit as net income for the quarter ended June 30, 2006 was $30 thousand, an improvement of 105% from net losses of $602 thousand for the same period in 2005.  Net income per share from continuing operations for the quarter, both basic and diluted, was $0.01, or a 104.2% improvement when compared to net losses per share of $0.24 over the same period in 2005.

Net losses from continuing operations for the six-month period ended June 30, 2006 were $94 thousand, an improvement of 89.9% from net losses of $933 thousand for the same period in 2005.  Net losses per share from continuing operations for the six-month period ended June 30, 2006, both basic and diluted, was $0.02, or a 95.1% improvement when compared to net losses per share of $0.41 over the same period in 2005.  Loss on average equity from continuing operations for the six-month period ended June 30, 2006 was 0.31%.  Loss on average assets from continuing operations for the six-month period ended June 30, 2006 was 0.05%.  These ratios compare favorably to a loss on average equity and loss on average assets from continuing operations of 6.94% and 0.64%, respectively, for the six-month period ended June 30, 2005.

Net Interest Income

For the quarter ended June 30, 2006, net interest income totaled $2.3 million, a $626 thousand, or 37.0%, increase over TransCommunity’s performance for the same period during 2005.  On a linked quarter basis, net interest income is up $198 thousand or 9.3% from the three months ended March 31, 2006.

For the six-month period ended June 30, 2006, net interest income totaled $4.4 million, a $1.2 million, or 37.6%, increase over the reported results for the same period in 2005.  Average earning assets for the six-month period ended June 30, 2006 grew to $175.8 million compared to $145.7 million during the same period in 2005.  The growth in the earning asset base was complemented by a growth in the average yield on earning assets of 100 basis points.  The net interest margin is the net interest income expressed as a percentage of average earnings assets.  For the six-month period ended June 30, 2006, the net interest margin increased 62 basis points from the same period in 2005 to 5.09% from 4.47%.  The increase in net interest margin is attributable to benefits derived from an increase on yields of earning assets, while the cost of interest bearing liabilities only increased 75 basis points from 2.57% to 3.32%.  Average loans outstanding increased 16.8% to $134.5 million coupled with a 12.7% increase in yield on average loans to 8.61% for the six-month period ended June 30, 2006, compared to a yield of 7.64% for the same period during 2005.

These favorable results continue to demonstrate management’s ability to reprice earning assets faster than liabilities, benefiting TransCommunity’s net interest margin in a rising interest rate environment.  Management believes that the overall outlook in its net interest income is positive. Management expects commercial loans to continue to grow because of the focus placed on loan growth throughout the Company.  Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio.  TransCommunity’s consolidated net interest margin compares favorably with the experience of many other commercial banks in its market area.

The following table details the net interest income calculations for the six-month periods ended June 30, 2006 and 2005.

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
		2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS:
Loans, including fees (1)	$134,548,916	$5,745,534	8.61%	$115,160,912	$4,362,985	7.64%
Federal funds sold	23,673,504	546,663	4.66	14,182,862	193,046	2.74
Investments	17,616,045	372,892	4.27	16,307,730	240,977	2.98

Total Earning Assets	175,838,465	6,665,089	7.64	145,651,504	4,797,008	6.64

Allowance for loan losses	(1,719,199)			(1,479,901)
Non-earning assets	13,049,191			11,116,741
Total Assets	$187,168,457			$155,288,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand -
Interest bearing	$37,705,584	$286,814	1.53%	$35,692,783	$188,039	1.06%
Savings	10,084,040	77,910	1.56	8,847,916	49,452	1.13
Time deposits	77,673,034	1,549,244	4.02	66,812,135	1,062,259	3.21
Total deposits	125,462,658	1,913,968	3.08	111,352,834	1,299,750	2.35

Other borrowed
Funds (1)	9,784,200	313,547	6.46	11,896,980	271,521	4.60
Total interest-bearing
Liabilities	135,246,858	2,227,515	3.32	123,249,814	1,571,271	2.57

Non-interest bearing
Deposits	20,530,440			17,681,356
Other liabilities	950,528			910,690

Total liabilities	156,727,826			141,841,860

Stockholders' equity	30,440,631			13,446,484

Total liabilities and
stockholders' equity	$187,168,457			$155,288,344

Net interest earnings		$4,437,574			$3,225,737

Interest spread			4.32%			4.07%

Net interest margin			5.09%			4.47%

(1)

Average balances for certain loans and secured borrowings totaling approximately $9.7 million and $8.6 million for the quarters ended June 30, 2006 and 2005, respectively, were calculated using month-end balances.  All other reported average balances were calculated using daily balances.

Provision for Loan Losses

For the six-month period ended June 30, 2006, the provision for loan losses was $144 thousand, down from $154 thousand for the same period in 2005.  At June 30, 2006, nonperforming assets totaled $267 thousand.  Net charge-offs for the year to date period ended June 30, 2006 amounted to $25 thousand.  Management believes the overall credit quality of the portfolio is sound based on the risk inherent in the loan portfolio.

The allowance for loan losses is evaluated at least quarterly by management and is based upon management’s periodic review of the probability of collection, industry historical experience, the nature and volume of the loan portfolio, adverse situations that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance is calculated using appropriate risk factors depending on the type of borrower and whether the loan is secured or unsecured.  Loans that are classified adversely are assigned a risk percentage based on the classification to which they are assigned.  Unclassified commercial loans secured by real estate and secured consumer loans are assigned an allowance of 1%. Unclassified other commercial loans and unsecured consumer loans are assigned an allowance of 2%. As TransCommunity’s subsidiary banks mature, the factors will be adjusted to reflect actual experience.  In addition, an allowance would be established for problem loans individually or by grouping. The allowance for loan loss evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

Noninterest Income

Second Quarter

Noninterest income totaled $985 thousand, a decrease of 24.7% from $1.3 million for the same period in 2005.   Fees from loan originations represented 69.0% of noninterest income earned during the quarter, with deposit-related service fees accounting for the balance.  The overall decrease in noninterest income is attributable principally to lower volumes of loan originations at Main Street Mortgage.  During the quarter, bank service charges and fees increased $99 thousand, or 47.8%, when compared to the same period in 2005.

Year to date

Noninterest income totaled $2.1 million, a decrease of 14.9% from $2.5 million for the same period in 2005.  Bank service charges and fees grew $163 thousand, or 42.5%, which is primarily related to the growth of our deposit base.  Mortgage related income is down $532 thousand, or 25.5%, when compared to the same period in 2005.

Noninterest Expense

Second Quarter

Noninterest expense decreased $270 thousand, or 7.8%, from the same period in the prior year.  Personnel costs represent 53.6% of the total noninterest expenses and were down $315 thousand or 15.6% when compared to the same period in 2005.  The Company continues to review staffing levels to achieve maximum efficiency and expects to continue realizing the benefits of restructuring during the remainder of 2006.  Occupancy costs remained relatively consistent when compared to 2005 and equipment costs were down $15 thousand, or 8.2%.

Other operating expenses were up $61 thousand or 5.9% when compared to the same period in 2005.  A major component of this expense category represented the $321 thousand impairment charge during the second quarter for the goodwill associated with the acquisition of Main Street Mortgage.  Other operating expense also includes legal, accounting and data processing expenses which represented 34.6% of the total.

Year to date

Noninterest expense increased $14 thousand, or 0.2%, from the same period in 2005.  Personnel costs were down $233 thousand, or 5.9% due primarily to lower mortgage commissions and the staffing reductions completed during the first quarter of 2006.  The personnel reductions were offset by a $221 thousand, or 12.3%, increase in other operating expenses due to the $321 thousand charge for goodwill impairment associated with Main Street Mortgage.

Segment Information

Second Quarter

 For the three months ended June 30, 2006, net income from continuing operations for the Community Banking segment was $839 thousand, an increase of $544 thousand, or 184.4%, from $295 thousand during the same period of 2005.  Net interest income for the Community Banking segment increased by $482 thousand, or 27.9%, to $2.2 million for the quarter as compared to the same period of 2005.

For the three months ended June 30, 2006, net losses for the mortgage banking segment totaled $333 thousand, a decrease of $355 thousand from net income of $22 thousand for the same period in 2005.  Commissions and fees from loan originations in the mortgage banking segment during the quarter decreased by $415 thousand, or 37.7%, when compared to the same period in 2005.

During the second quarter of 2006, management began implementing a plan to downsize Main Street Mortgage and focus on the profitability of each office of this subsidiary.  The plan called for a restructured management team and a revised commission schedule.  As a result of the changes in operations, management believed certain events warranted the testing of the $321 thousand in goodwill reported on the balance sheet associated with the acquisition of this operating segment.  Management concluded the entire amount of goodwill was in fact impaired and recorded the expense during the second quarter of 2006.

Year to date

For the six months ended June 30, 2006, net income from continuing operations for the Community Banking segment was $1.5 million, an increase of $914 thousand, or 152.1%, from $601 thousand during the same period of 2005.  Net interest income for the Community Banking segment increased by $944 thousand, or 28.7%, to $4.2 million in the first six months of 2006 as compared to the same period of 2005.

 For the six months ended June 30, 2006, net losses for the mortgage banking segment totaled $492 thousand, a decrease of $529 thousand from net income of $37 thousand for the same period in 2005.  Commissions and fees from loan originations in the mortgage banking segment decreased by $532 thousand, or 25.5%, when compared to the same period in 2005.

Financial Condition

At June 30, 2006, TransCommunity had total assets of $197.4 million, up 3.6% from $190.6 million at December 31, 2005.  At June 30, 2006, loans totaled $143.0 million, an increase of $7.9 million since December 31, 2005.

Loans totaled $143.0 million and $120.0 million at June 30, 2006 and 2005, respectively. This represents growth of $23.0 million, or a 19.2% increase, year over year.  Despite increased competition, the Company’s banks continue to experience strong loan demand.  However, TransCommunity remains focused on maintaining its pricing discipline and strong asset quality, and adhering to its conservative underwriting standards.

During the first six months of 2006, the Company’s cost of deposits increased from 2.35% during the first six months of 2005 to 3.08%. Average interest-bearing deposits increased $14.1 million, from $111.4 million during the first six months of 2005 to $125.5 million during the same period in 2006.  Total deposits increased $8.6 million, or 5.9%, to $155.2 million at June 30, 2006 from $146.6 million at December 31, 2005.  Noninterest-bearing deposits increased $5.6 million, or 32.6% from the amount at December 31, 2005.  Management views these deposits as a key source of funding the loan growth.

Secured borrowings totaled $9.7 million at June 30, 2006, down $2.8 million from $12.5 million at December 31, 2005.

The Company’s capital position remains strong with an average equity-to-average assets ratio of 16.26%.  At June 30, 2006, TransCommunity had a leverage ratio of 16.18%, a Tier 1 risk-based capital ratio of 17.88% and a total risk-based capital ratio of 18.95%.  At June 30, 2006, the book value of the Company’s common stock was $6.61 per share.

Income Taxes

No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current and prior periods.

Loans

Total loans increased $7.9 million during the first six months of 2006 to $143.0 million.

Loans by type are shown in the following schedule:

	June 30, 2006	December 31, 2005
Real estate:
Construction	$16,919,986	$16,040,907
Residential	26,047,757	25,146,542
Commercial	66,244,116	65,469,590
Commercial, industrial and agricultural	25,450,486	20,205,294
Consumer and installment	8,171,769	7,595,098
All other	142,850	631,171
Total Loans	$142,976,964	$135,088,602

Allocation of the Allowance for Loan Losses

The allowance for loan losses consists of an allocated component and an unallocated component.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans.  The unallocated portion of the allowance for loan losses reflects management's estimate of probable inherent but undetected losses within the portfolio.   The Company’s allowances for loan losses were as follows:

	June 30, 2006		December 31, 2005
	Allowance	Percent	Allowance	Percent
Real estate:
Construction	$217,283	12%	$270,744	16%
Residential	344,031	19%	321,509	19%
Commercial	869,132	48%	727,626	43%
Commercial, industrial and agricultural	271,604	15%	253,823	15%
Consumer and installment	90,535	5%	101,529	6%
All other	18,107	1%	16,922	1%
Total Allowance for loan losses	$1,810,691	100%	$1,692,153	100%

Nonaccrual, Past Due and Restructured Loans

At June 30, 2006, TransCommunity had $267 thousand in loans classified as non-accrual or past due more than 90 days.  At December 31, 2005, TransCommunity had $165 thousand in loans classified as non-accrual or past due more than 90 days.  Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Liquidity and Interest Sensitivity

At June 30, 2006, TransCommunity had liquid assets of approximately $23.6 million in the form of cash, federal funds sold and available-for-sale investments.  Management believed that liquid assets were adequate at June 30, 2006.  Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at each of its subsidiary banks.  TransCommunity’s bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary.

Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short-term or long-term liquidity.

At June 30, 2006, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 16.06% for the one-year repricing period.  A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising rate environment.  Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing financial services company.

TransCommunity's interest sensitivity analysis is shown below:

TRANSCOMMUNITY FINANCIAL CORPORATION
INTEREST SENSITIVITY ANALYSIS
June 30, 2006
	(Dollars in thousands)
	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:

Loans:
Real estate
Construction	$15,620	$1,300	$-	$16,920
Residential	17,308	6,458	2,282	26,048
Commercial	46,006	17,728	2,510	66,244
Commercial, industrial and agricultural	16,284	8,916	250	25,450
Consumer and installment	4,892	3,228	52	8,172
All other	143	-	-	143

Total Loans	100,253	37,630	5,094	142,977

Federal funds sold	11,055	-	-	11,055
Investment securities held to maturity, at cost	17,492	5,400	1,000	23,892
Investment securities available for sale, at fair value	6,838	762	-	7,600
Total	$135,638	$43,792	$6,094	$185,524

Sources of Funds:

Demand Deposits -
Interest bearing	$41,151	$-	$-	$41,151
Savings accounts	9,636	-	-	9,636
Time Deposits > $100,000	19,284	14,203	-	33,487
Time Deposits < $100,000	24,791	22,871	370	48,032
Total interest-bearing deposits	94,862	37,074	370	132,306

Secured borrowings	9,735	-	-	9,735
Federal funds purchased	1,255	-	-	1,255
Total	$105,852	$37,074	$370	$143,296

Discrete Gap	$29,786	$6,718	$5,724	$42,228
Cumulative Gap	$29,786	$36,504	$42,228

Ratio of Cumulative Gap
to Total Earning Assets	16.06%	19.68%	22.76%

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

As of June 30, 2006, there have been no material changes to the contractual obligations listed above.

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

Management anticipates that Bank of Powhatan and Bank of Goochland will experience continued growth during 2006.  Bank of Powhatan and Bank of Goochland have recouped their original capital and are in a position to pay dividends to TransCommunity, when and if determined appropriate by the Company.

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

Not Applicable.

Item 4.

Controls and Procedures

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this periodic report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and principal financial officer determined that, as a result of the material weakness described below, our disclosure controls and procedures were not effective.

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

As more fully described in Note 25 of the Notes to Consolidated Financial Statements in our 2005 Form 10KSB/A, we discovered accounting errors in our previously reported financial results for 2005 and concluded on August 10, 2006 that previously issued financial statements would need to be restated due to the determination that there was a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 2006, we identified the following material weakness:

•

The Company’s methods of accounting and documentation for loans participated to third-parties failed certain tests to qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  Specifically, the Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions from the second quarter of 2004.  During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties, which failed certain tests to qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet, which amounted to $9.7 million and $12.5 million at June 30, 2006 and December 31, 2005, respectively.

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

The significant deficiency that we have identified does not have a material impact on the Company’s financial data and other financial results for any of the years presented in this Form 10-Q.

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

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following paragraphs summarize other legal proceedings to which the Company or any of its affiliates are a party:

On June 14, 2006, an individual and a company controlled by the individual (Dean H. Gould and Cal-Flo Investments, LLC) filed a lawsuit against Main Street Mortgage & Investment Corporation (“Main Street”), a wholly-owned subsidiary of Bank of Powhatan, and five other defendants that are not affiliated with Main Street in the General Court of Justice, Superior Court Division, in Wake County, North Carolina.  The lawsuit arises from three properties on which Main Street originated mortgage loans.  The loans at issue were made by third-party lenders, and neither the Company nor any of its subsidiary banks hold any of the loans for its own account.  The plaintiffs allege that the defendants developed a fraudulent scheme to originate these mortgage loans through Main Street employing, with Main Street’s knowledge, inflated appraisals and other devices that resulted in damages to the plaintiffs in the aggregate amount of $100,000 to $150,000.  The plaintiffs have requested both compensatory and punitive damages.

Main Street filed an answer to the lawsuit and denies any liability.  There has been no further activity in the lawsuit from any other party, and Main Street has ceased its business operations and filed for dissolution under applicable Virginia law.

At the present time, the case is in the early stages, there has been no discovery, and accordingly, the Company can not conclude on the outcome or estimate any potential loss.

On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia.  Mr. Minter was a director of Bank of Powhatan, a subsidiary of the Company (the “Bank”) until January 12, 2007, when he was removed by the Company.  He was a former director of the Company until his resignation on March 29, 2006.  Mr. Wiley resigned as the Company’s Chief Executive Officer and from its board of directors in December 2005.

The suit arises out of the Bank’s purchase of Main Street Mortgage and Investment Corporation in early 2001.  Mr. Minter alleges that in late 2000 Wiley withheld information concerning the value of Main Street Mortgage from the Bank’s board of directors and that the Bank would not have acquired Main Street Mortgage if the valuation had been provided to the Bank’s board.  The Company acquired the stock of the Bank in August, 2001, several months after the Bank acquired Main Street Mortgage.  Mr. Minter’s suit claims that the Company aided and abetted and conspired with Wiley in his misrepresentation of Main Street Mortgage’s value.

In 2004 a committee of the Company’s board of directors investigated the Bank’s acquisition of Main Street Mortgage and concluded that Wiley had not defrauded the Bank’s board and that any further action would not be in the Company’s best interests.  The committee reported its findings and recommendations to the boards of the Company and the Bank.

Mr. Minter’s suit also alleges that the December, 2005 separation agreement between the Company and William Wiley improperly released claims the Company had against Wiley arising out of Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank’s board in late 2000.  The Company believes that it never had a claim against Wiley in connection with the Bank’s acquisition of Main Street Mortgage and that the separation agreement did not release any claim the Bank may have had against Wiley.

Against Wiley, Minter alleges that (a) Wiley conspired to and engaged in a fraud on Minter by concealing and misrepresenting valuations regarding Main Street, (b) Wiley fraudulently induced Minter to invest in an entity unaffiliated with the Company and has engaged in conversion of certain of Minter’s funds, and (c) Wiley breached his fiduciary duty to Minter, the Bank and the Company by concealing and misrepresenting valuations regarding Main Street.  In the same proceeding, Minter has sued Wiley over a loss on an investment Minter made in 1999 in a business Wiley owned or controlled.  The Company has had no interest in that business.

Minter seeks unspecified rescissionary and compensatory damages, unspecified treble damages and punitive damages of $350,000 against each defendant, jointly and severally and with interest.  Minter also seeks to recover his attorneys’ fees.

The Company believes that insofar as it concerns the Company, Mr. Minter’s suit is without merit.

The Company has moved for a dismissal; has brought claims against Mr. Minter for breach of fiduciary duty related to his use of confidential Company information for personal gain; and has removed him from the board of the Bank.

Item 1A.

Risk Factors

Pursuant to the transition guidance provided by the staff of the Commission, this item is not applicable to TransCommunity since it will not be required to file its first 10-K requiring the inclusion of risk factors until it files its Form 10-K for the fiscal year ending December 31, 2006.  TransCommunity voluntarily included risk factors in its Form 10-KSB/A for the fiscal year ended December 31, 2005, and there have been no material changes to those risk factors.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The following actions were approved at the Annual Meeting of Shareholders of TransCommunity held on May 30, 2006, by shareholders of record as of March 31, 2006:

To elect four Class II directors to serve until the 2009 Annual Meeting and one Class III director to serve until the 2007 Annual Meeting by the following votes:

	Number of Shares
	For	Withhold Authority
Class II
Lawrence W. Broomall	3,117,660	152,926
Troy A. Peery, Jr.	3,100,985	169,601
George W. Rimler	3,114,760	155,821
Jack C. Zoeller	3,109,190	161,391
Class III
Bruce B. Nolte	3,089,420	181,166

No other proposals were presented to shareholders.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL
CORPORATION
(Registrant)

Date: January 30, 2007	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)

TRANSCOMMUNITY FINANCIAL
CORPORATION
(Registrant)

Date: January 30, 2007	/s/ Thomas M. Crowder
Thomas M. Crowder
Chief Financial Officer
(principal financial and accounting officer)