Form 10-Q
period 2006-09-30
TRANSCOMMUNITY FINANCIAL CORP
filed 2007-02-26
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of the registrant’s common stock at the close of business on December 27, 2006 was 4,581,741 shares of common stock, $.01 par value.

TRANSCOMMUNITY FINANCIAL CORPORATION

Part I

Financial Information

Item 1.

Financial Statements

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Unaudited)
	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$5,357,182	$4,131,988
Federal funds sold	8,225,930	12,683,935
Total cash and cash equivalents	13,583,112	16,815,923

Securities available for sale, at fair value	15,634,179	5,354,856
Securities held to maturity, fair value of $16,751,491 and $25,722,042 at September 30, 2006 and December 31, 2005, respectively	16,898,554	25,882,680
Loans	140,467,671	135,088,602
Allowance for loan losses	(1,912,146)	(1,692,153)
Total loans, net	138,555,525	133,396,449

Premises and equipment, net	6,757,065	7,005,040
Restricted bank stock	655,879	535,010
Other assets	1,297,966	1,657,542
Total assets	$193,382,280	$190,647,500

Liabilities
Deposits:
Demand:
Noninterest bearing	$21,578,830	$17,253,634
Interest bearing	35,455,297	46,143,538
Savings	9,188,148	9,470,537
Time	94,113,165	73,735,109
Total deposits	160,335,440	146,602,818

Note payable	475,000	-
Federal funds purchased	1,126,000	272,000
Securitized borrowings	-	12,515,113
Accrued interest payable	506,516	301,699
Accrued expenses and other liabilities	511,601	586,171
Total liabilities	162,954,557	160,277,801

Stockholders' Equity
Common stock (25,000,000 shares authorized - $.01 par value) 4,581,741 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	45,817	45,817
Additional paid in capital	39,804,377	39,777,578
Accumulated deficit	(9,374,951)	(9,378,963)
Accumulated other comprehensive income (loss)	(47,520)	(74,733)

Total stockholders' equity	30,427,723	30,369,699

Total liabilities and stockholders' equity	$193,382,280	$190,647,500

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
	For the three months ended		For the nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Interest and dividend income		(As restated)		(As restated)
Interest on loans, including fees	$3,296,506	$2,539,231	$9,042,039	$6,902,217
Interest on federal funds sold	278,860	200,054	825,523	451,612
Interest on debt securities	195,564	187,654	544,889	350,472
Dividends on equity securities	7,956	-	31,522	19,719

Total interest and dividend income	3,778,886	2,926,939	10,443,973	7,724,020

Interest expense
Interest on deposits	1,194,143	765,872	3,108,111	2,065,693
Interest on other borrowed funds	170,564	138,005	484,109	409,526

Total interest expense	1,364,707	903,877	3,592,220	2,475,219

Net interest income	2,414,179	2,023,062	6,851,753	5,248,801

Provision for loan losses	201,762	104,777	345,528	259,236

Net interest income after provision for loan losses	2,212,417	1,918,285	6,506,225	4,989,565

Noninterest income
Bank service charges and fees	233,737	190,354	780,935	574,472
Commissions and fees from loan originations	205,168	973,690	1,760,475	3,060,934

Total noninterest income	438,905	1,164,044	2,541,410	3,635,406

Noninterest expense
Salaries and employee benefits	1,378,967	1,958,750	5,079,045	5,891,760
Occupancy expenses	209,036	210,882	639,897	622,711
Equipment expenses	177,839	182,748	522,488	520,618
Other operating expenses	787,869	768,403	2,802,192	2,561,581

Total noninterest expense	2,553,711	3,120,783	9,043,622	9,596,670

Net income (loss) from continuing operations	97,611	(38,454)	4,013	(971,699)

Net loss from discontinued operations	-	(33,836)	-	(175,658)

Net income (loss)	$97,611	$(72,290)	$4,013	$(1,147,357)

Net income (loss) per share from continuing operations
(basic and diluted)	$0.02	$(0.01)	$0.00	$(0.34)

Net income (loss) per share (basic and diluted)	$0.02	$(0.02)	$0.00	$(0.40)

Weighted average number of shares outstanding	4,581,741	4,068,241	4,581,741	2,886,436

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2006
(Unaudited)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2004	2,250,508	$-	$22,505	$22,566,921	$(7,607,270)	$(43,648)	$14,938,508

Net loss	-	-	-	-	(1,147,357)	-	(1,147,357)
Unrealized gain on securities available for sale	-	-	-	-	-	9,800	9,800
Total comprehensive loss	-	-	-	-	-	-	(1,137,557)
Subscriptions received		19,040,495					19,040,495
Common stock issued	2,342,733	(19,040,495)	23,427	17,459,694	-	-	(1,557,374)
Deferred compensation expense	-	-	-	71,198	-	-	71,198
Balance,
September 30, 2005	4,593,241	$-	$45,932	$40,097,813	$(8,754,627)	$(33,848)	$31,355,270

Balance,
December 31, 2005	4,581,741	$-	$45,817	$39,777,578	$(9,378,964)	$(74,733)	$30,369,698

Net income	-	-	-	-	4,013	-	4,013
Unrealized gain on securities available for sale	-	-	-	-	-	27,213	27,213
Total comprehensive loss							31,226
Stock compensation expense	-	-	-	26,799	-	-	26,799
Balance,
September 30, 2006	4,581,741	$-	$45,817	$39,804,377	$(9,374,951)	$(47,520)	$30,427,723

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Unaudited)
	For the nine months ended
	September 30, 2006	September 30, 2005
Operating activities:
Net income (loss) from continuing operations	$4,013	$(971,699)
Net loss from discontinued operations	-	(175,658)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	345,528	259,236
Amortization of security premiums and accretion of discounts, net	17,983	25,933
Depreciation	414,844	397,243
Deferred compensation expense	-	71,198
Stock-based compensation expense	26,799	-
(Gain) loss on disposition of property	(6,983)	2,064
Decrease (increase) in other assets	359,576	(288,789)
Increase (decrease) in interest payable	204,817	54,403
Decrease in accrued expenses and other liabilities	(74,572)	(97,995)
Net cash provided by (used in) operating activities	1,292,005	(724,064)

Investing activities:
Purchase of securities held to maturity	(43,000,000)	(53,700,000)
Purchase of securities available for sale	(13,250,000)	(6,947,787)
Proceeds from maturities of securities held to maturity	52,000,000	41,000,000
Proceeds from maturities of securities available for sale	3,000,000	11,500,000
Purchase of Federal Reserve bank stock	(120,869)	-
Net increase in loans	(16,585,337)	(15,805,829)
Purchase of premises and equipment, net	(195,852)	(1,342,992)
Net cash used in investing activities	(18,152,058)	(25,296,608)

Financing activities:
Net change in federal funds purchased	854,000	(2,069,000)
Net proceeds from offering of common stock	-	17,483,121
Net other borrowings (repayments)	475,000	(1,450,000)
Net (decrease) increase in securitized borrowings	(1,434,380)	4,660,985
Net (decrease) increase in noninterest bearing and interest bearing demand deposits	(6,363,045)	9,372,990
Net (decrease) increase in savings deposits	(282,389)	1,135,274
Net increase in time deposits	20,378,056	7,368,378

Net cash (used in) provided by financing activities	13,627,242	36,501,748

Net increase (decrease) in cash and cash equivalents	(3,232,811)	10,481,076

Cash and cash equivalents:
Beginning of the period	16,815,923	3,760,266

End of the period	$13,583,112	$14,241,342

Supplemental disclosures of cash flow information:
Interest paid	$3,387,404	$2,420,816

Non-cash investing and financing transactions:
Transfer of secured borrowings due to loan participation agreements becoming eligible for sale accounting treatment in accordance with Statement 140. (See Notes 7 and 11).	11,080,733	-

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

The consolidated financial statements of TransCommunity conform to accounting principles generally accepted in the United States of America, to general industry practices, and the instructions for Form 10-Q and Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2006, and the results of operations for the three-month and nine-month periods ended September 30, 2006 and 2005.  The Consolidated Statement of Financial Condition at December 31, 2005 (as restated) was derived from audited financial data.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting periods.  The assumptions are based on information available as of the date of the financial statements and could differ from actual results.  The results for the interim periods are not necessarily indicative of annual performance.  The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the audited December 31, 2005 financial statements for TransCommunity, which statements were included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission (the “Commission”).

NOTE 2

Impacts of Certain Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise exchanges its equity instruments for goods and services. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Commission requires companies to implement SFAS No. 123R by the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, TransCommunity implemented SFAS No. 123R using the modified prospective transition method.  By implementing SFAS No. 123R, TransCommunity recorded $27 thousand of additional compensation expense during the nine months ended September 30, 2006, resulting from the application of fair-value-based accounting to its stock-based compensation programs. See Note 4 for more information about TransCommunity’s stock-based compensation programs.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3

Investment Securities:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2006 and December 31, 2005 are shown in the table below. As of September 30, 2006, 18 U.S. Agency Securities with a carrying value of $11.8 million were pledged as collateral for public deposits.

Securities Available for Sale
September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$7,998,873	$-	$(6,874)	$7,991,999
U.S. Agency notes	7,682,826	-	(40,646)	7,642,180

Total Securities Available for Sale	$15,681,699	$-	$(47,520)	$15,634,179

Securities Held to Maturity
September 30, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$8,498,810	$-	$(7,310)	$8,491,500
U.S. Agency notes	8,399,744	-	(139,753)	8,259,991

Total Securities Held to Maturity	$16,898,554	$-	$(147,063)	$16,751,491

Securities Available for Sale
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency notes	$5,429,589	$-	$(74,733)	$5,354,856

Total Securities Available for Sale	$5,429,589	$-	$(74,733)	$5,354,856

Securities Held to Maturity
December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$19,482,772	$-	$(12,043)	$19,470,729
U.S. Agency notes	6,399,908	-	(148,595)	6,251,313

Total Securities Held to Maturity	$25,882,680	$-	$(160,638)	$25,722,042

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 3

Investment Securities (Continued):

Investments in an unrealized loss position that are considered temporarily impaired at September 30, 2006 and December 31, 2005, segregated between investments sustaining unrealized losses for periods less than twelve months, and twelve months or greater are displayed in the following tables:

	Less than 12 months		12 months or more		Total
September 30, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,242,891	(6,921)	$8,656,148	$(173,478)	$13,899,039	$(180,399)
US Agency discount notes	16,483,499	(14,184)	-	-	16,483,499	(14,184)

Total	$21,726,390	$(21,105)	$8,656,148	$(173,478)	$30,382,538	$(194,583)

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,066,133	$58,867	$6,540,036	$164,461	$11,606,169	$223,328
US Agency discount notes	19,470,729	12,043	-	-	19,470,729	12,043

Total	$24,536,862	$70,910	$6,540,036	$164,461	$31,076,898	$235,371

The September 30, 2006 unrealized loss is the aggregate of 22 U.S. Agency notes, of which 12 have a continuous loss period of more than 12 months.  The December 31, 2005 unrealized loss is the aggregate of 18 U.S. Agency notes, of which 11 have a continuous loss period of more than 12 months. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.  No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4

Stock Based Compensation:

A stock option plan (the “Plan”) was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001.  This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the reorganization whereby the Bank of Powhatan became a subsidiary of TransCommunity.  The purpose of the Plan is to reward employees and directors for services rendered and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity and its subsidiaries and with growth in stockholder value. Under the Plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director.  The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued.  The exercise price may not be less than 100% of the fair market value of the shares on the grant date.  Unless the Compensation Committee of TransCommunity’s Board of Directors determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date.  Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity.  All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs.  At September 30, 2006, options to acquire 246,725 shares were outstanding, of which 241,358 were exercisable at that date.

Effective January 1, 2006, TransCommunity adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date. During the nine-month period ended September 30, 2006, TransCommunity recorded $27 thousand of compensation expense beyond what would have been recorded if it had not adopted SFAS No. 123R.  As of September 30, 2006, there was $10 thousand of unrecognized compensation cost related to unvested stock-based awards which will be recognized over the remaining vesting period of seven months.

A summary of the options granted is shown in the following table:

	Nine months ended September 30,
	2006	2005

Outstanding at January 1	$256,325	$317,375
Granted	5,000	-
Exercised	-	(100)
Lapsed	(14,600)	-

Options outstanding at September 30	246,725	317,275
Options exercisable at September 30	241,358	243,153
Weighted average exercise price	$9.95	$10.00
Weighted average remaining contracted life at September 30	76 months	87 months

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2006 was $7.65 per share.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 4

Stock Based Compensation (Continued):

Options granted under the Plan generally expire ten years after the date of grant and are granted at market value of the stock on the date of grant. Option terms are determined by the Compensation Committee of TransCommunity’s Board of Directors at the time of the grant. TransCommunity utilizes the Black Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms and risk free rates. Assumptions used for the periods covered herein are outlined in the table below:

	Nine months ended
	September 30, 2006	September 30, 2005

Expected volatility	4.54%	0.00%
Expected dividend	0	0
Expected term (years)	10	10
Risk free rate	4.36%	4.00%

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

The following table provides the pro forma effect on net loss and loss per share for the periods covered under this report, during which the fair value based method was not used to account for stock-based compensation:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

Net loss, as reported	$(72,290)	$(1,147,357)
Deduct: total stock-based employee compensation expense determined under fair value based method	(36,066)	(108,197)

Pro forma net loss	$(108,356)	$(1,255,554)

Loss per share:
Basic and diluted - as reported	$(0.02)	$(0.40)

Basic and diluted - pro forma	$(0.03)	$(0.44)

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6

Business Segments:

TransCommunity has three reportable segments: three commercial bank subsidiaries (“Community Banking”), a mortgage brokerage business (“Main Street Mortgage”) and holding company operations (“TransCommunity”). The community bank business includes three banks, which provide loan, deposit, and investment services to retail and commercial customers throughout their retail offices. The mortgage segment provides a variety of mortgage loan products across the country under the exemption granted as a subsidiary of a nationally chartered bank.  The parent company is principally involved with providing managerial support and the operation of the shared services platform for the other reportable segments and receives reimbursements from the subsidiaries for costs associated with the common operating platform.

During 2005, TransCommunity also had a fourth reportable business segment: TransCommunity Investment Advisors, Inc. and TransCommunity Investment Services, Inc. (collectively, “Financial Services”).  During the fourth quarter of 2005, the Company discontinued the operations of TransCommunity Investment Advisors, Inc.  Additionally, during the first quarter of 2006, the Company completed a restructuring of TransCommunity Investment Services, Inc. (“TCIS”), its insurance and securities subsidiary, whereby its revenues, the employees and management responsibilities were transferred to the Community Banking segment of the Company.  For 2005, the Financial Services segment results have been reclassified to conform to the presentation in 2006 for comparability.

The amount of noninterest expense reported for Main Street for the three and nine month periods ended September 30, 2006, includes the $321 thousand charge for goodwill impairment.

	For three months ended September 30, 2006
	(dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income (expense)	$2,308	$(11)	$117	$-	$2,414
Provision for loan losses	(166)	(36)	-	-	(202)
Noninterest income	230	208	103	(102)	439
Noninterest expense	(1,534)	(321)	(817)	119	(2,553)
Income (loss) from subsidiaries	-	-	678	(678)	-
Net income (loss) from continuing operations	838	(160)	81	(661)	98

Net loss from discontinued operations	-	-	-	-	-
Net income (loss)	$838	$(160)	$81	$(661)	$98
Total Assets	$184,484	$211	$30,692	$(22,005)	$193,382
	For three months ended September 30, 2005
	(dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income (expense)	$1,976	$(11)	$58	$-	$2,023
Provision for loan losses	(88)	(17)	-	-	(105)
Noninterest income	226	974	62	(98)	1,164
Noninterest expense	(1,542)	(932)	(744)	98	(3,120)
Income (loss) from subsidiaries		0	552	(552)	-
Net income (loss) from continuing operations	572	14	(72)	(552)	(38)

Net loss from discontinued operations	(34)	-	-	-	(34)
Net income (loss)	$538	$14	$(72)	$(552)	$(72)
Total Assets	$173,064	$1,308	$31,355	$(20,068)	$185,659

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 6

Business Segments (Continued):

	For three months ended September 30, 2006
	(dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income (expense)	$6,539	$(30)	$343	$-	$6,852
Provision for loan losses	(310)	(36)	-	-	(346)
Noninterest income	734	1,773	339	(305)	2,541
Noninterest expense	(4,610)	(2,359)	(2,425)	351	(9,043)
Income (loss) from subsidiaries	-	-	1,701	(1,701)	-
Net income (loss) from continuing operations	2,353	(652)	(42)	(1,655)	4

Net loss from discontinued operations	-	-	-	-	-

Net income (loss)	$2,353	$(652)	$(42)	$(1,655)	$4

Total Assets	$184,484	$211	$30,692	$(22,005)	$193,382

	For three months ended September 30, 2005
	(dollars in thousands)
	Community Banking	Main Street	TransCommunity	Eliminations	Consolidated
Net interest income (expense)	$5,264	$(32)	$17	$-	$5,249
Provision for loan losses	(195)	(64)	-	-	(259)
Noninterest income	691	3,061	211	(327)	3,636
Noninterest expense	(4,588)	(2,914)	(2,422)	327	(9,597)
Income (loss) from subsidiaries	-	-	1,047	(1,047)	-
Net income (loss) from continuing operations	1,172	51	(1,147)	(1,047)	(971)

Net loss from discontinued operations	(176)	-	-	-	(176)

Net income (loss)	$996	$51	(1,147)	$(1,047)	$(1,147)

Total Assets	$173,064	$1,308	$31,355	$(20,068)	$185,659

NOTE 7

Secured Borrowings:

Secured borrowings decreased $12.5 million since December 31, 2005 to a zero balance as of September 30, 2006.  The secured borrowings resulted from loan participations identified in August 2006 as being not properly accounted for during 2005.  The Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004.  Pursuant to SFAS Statement 140, certain loan participation agreements did not qualify for sale accounting due to buyback provisions included in the agreement, thus the Company had not surrendered control over the transferred loans and has accounted for the transfers as secured borrowings.  During September 2006, the Company amended all participation loan agreements such that as of September 29, 2006, all loan participation agreements became eligible for sale accounting in accordance with Statement 140 and as a result, the secured borrowings were eliminated as of September 30, 2006.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 8

Capital:

TransCommunity’s consolidated regulatory capital levels are displayed in the following table:

	September 30, 2006	December 31, 2005
	(in thousands)
Tier 1 Leverage Capital Ratio
Amount	$30,373	$30,028
Actual Ratio	15.94%	17.69%
Minimum Capital Requirement	4.00%	4.00%

Tier 1 Risk-Based Capital Ratio
Amount	$30,373	$30,028
Actual Ratio	18.22%	18.96%
Minimum Capital Requirement	4.00%	4.00%

Total Risk-Based Capital Ratio
Amount	$32,285	$31,720
Actual Ratio	19.37%	20.03%
Minimum Capital Requirement	8.00%	8.00%

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

On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia.  The suit arises out of the Bank’s purchase of Main Street Mortgage and Investment Corporation in early 2001.  Mr. Minter alleges that in late 2000 Wiley

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 Subsequent Events (Continued):

withheld information concerning the value of Main Street Mortgage from the Bank’s board of directors and that the Bank would not have acquired Main Street Mortgage if the valuation had been provided to the Bank’s board.  Mr. Minter’s suit claims that the Company aided and abetted and conspired with Wiley in his misrepresentation of Main Street Mortgage’s value.  Mr. Minter’s suit also alleges that the December 2005 separation agreement between the Company and William Wiley improperly released claims the Company had against Wiley arising out of Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank’s board in late 2000.

Minter seeks unspecified recessionary and compensatory damages, unspecified treble damages and punitive damages of $350,000 against each defendant, jointly and severally and with interest.  Minter also seeks to recover his attorneys’ fees.

The Company believes that insofar as it concerns the Company, Mr. Minter’s suit is without merit.  The Company has moved for a dismissal; has brought claims against Mr. Minter for breach of fiduciary duty related to his use of confidential Company information for personal gain; and has removed him from the board of the Bank.

Based on the facts presently known, the Company believes it has limited liability exposure arising from this lawsuit.  However, since the case is in the very early stages, the Company is unable to evaluate the likelihood of an unfavorable outcome and to estimate the amount or range of potential loss, if any, in this matter.

In December 2006, the Company opened Bank of Rockbridge, its fourth separately chartered bank.

On January 30, 2007, the holding company received an annual dividend of $300,000 each from Bank of Powhatan and Bank of Goochland from reported 2006 net profits.

On February 7, 2007, the Company announced that it will consolidate the charters of its four bank subsidiaries into a single bank.  M. Andrew McLean, currently the president of the Company’s Bank of Goochland subsidiary, will serve as president of the consolidated bank, and the current Board of Directors of the Company will serve as the Board of Directors of the bank.

NOTE 11

Correction of an Error:

On August 11, 2006, the Company concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 should not be relied upon because of errors in those statements.  The Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004. During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties and thus the loan transfers did not qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 11 Correction of an Error (Continued):

Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by FASB Statement No. 140.

A summary of the restatements of the accompanying financial statements is as follows:

	As previously reported	Correction	As amended

	(Dollars in thousands)
For the three-month period ended Sept. 30, 2005:
Interest on loans, including fees	$2,407,213	$132,018	$2,539,231
Interest on other borrowed funds	5,987	132,018	138,005

For the nine-month period ended Sept. 30, 2005:
Interest on loans, including fees	$6,551,175	$351,042	$6,902,217
Interest on other borrowed funds	58,484	351,042	409,526

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the related financial data present a review of TransCommunity’s consolidated operating results for the three-month and nine-month periods ended September 30, 2006 and 2005 and consolidated financial condition as of September 30, 2006 and December 31, 2005. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in TransCommunity’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005 filed with the Commission on January 22, 2007.

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

•

Controlling expenses

•

Ensuring adequate funding for ongoing growth

Highlights of TransCommunity’s performance for the quarter ended September 30, 2006 as compared to the same period in 2005 include:

•

Net income of $98 thousand

•

Net interest income increased by $391 thousand, or 19.3%

•

Personnel expense down $580 thousand, or 29.6%

Highlights of TransCommunity’s performance for the nine-month period ended September 30, 2006 as compared to the same period in 2005 include:

•

Consolidated year-to-date net income of $4 thousand

•

Yield on loans, including fees, up 85 basis points to 8.71%

•

Net interest income increased by $1.6 million, or 30.5%

•

Net interest margin up 60 basis points to 5.10%

Results of Operations

The Company reported its second consolidated quarterly profit as net income for the quarter ended September 30, 2006 was $98 thousand, an improvement of 235.0% from net losses of $72 thousand for the same period in 2005.  Net income per share from continuing operations for the quarter, both basic and diluted, was $0.02 compared to net losses per share of $0.01 over the same period in 2005.

Net income for the nine-month period ended September 30, 2006 was $4 thousand, an improvement of $1.2 million from net losses of $1.1 million for the same period in 2005.   This is the first consolidated year-to-date profit in the six-year operating history of the company.

Net Interest Income

For the quarter ended September 30, 2006, net interest income totaled $2.4 million, a $391 thousand, or 19.3%, increase over TransCommunity’s performance for the same period during 2005.  On a linked quarter basis, net interest income is up $96 thousand or 4.2% from the three months ended June 30, 2006.

For the nine-month period ended September 30, 2006, net interest income totaled $6.9 million, a $1.6 million, or 30.5%, increase over the reported results for the same period in 2005.  Average earning assets for the nine-month period ended September 30, 2006 grew to $179.6 million compared to $156.1 million during the same period in 2005.  The net interest margin is the net interest income expressed as a percentage of average earnings assets.  For the nine-month period ended September 30, 2006, the net interest margin increased 60 basis points from the same period in 2005 to 5.10% from 4.50%.  The increase in net interest margin is attributable to benefits derived from an increase on yields of earning assets, while the cost of interest bearing deposits only increased 84 basis points from 2.40% to 3.24%.  Average loans outstanding increased 18.2% to $138.8 million coupled with a 10.8% increase in yield on average loans to 8.71% for the nine-month period ended September 30, 2006, compared to a yield of 7.86% for the same period during 2005.These favorable results continue to demonstrate management’s ability to reprice earning assets faster than liabilities, benefiting TransCommunity’s net interest margin in a rising interest rate environment.  Management believes that the overall outlook in its net interest income is positive, although the company expects to experience higher deposit costs. Management expects commercial loans to continue to grow because of the focus placed on loan growth throughout the Company.  Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio.  TransCommunity’s consolidated net interest margin compares favorably with the experience of many other commercial banks in its market area.

The following table details the net interest income calculations for the nine-month periods ended September 30, 2006 and 2005.

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE NINE MONTHS ENDED SEPT 30, 2006 AND 2005

		2006			2005
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid

ASSETS:
Loans, including fees	$138,790,796	$9,042,039	8.71%	$117,426,887	$6,902,217	7.86%
Federal funds sold	22,844,956	825,523	4.83	21,774,880	451,612	2.77
Investments	17,970,138	576,411	4.29	16,888,554	370,191	2.93

Total Earning Assets	179,605,890	10,443,973	7.77	156,090,321	7,724,020	6.62

Allowance for loan losses	(1,740,128)			(1,520,655)
Non-earning assets	12,683,735			15,408,548

Total Assets	$190,549,497			$169,978,214

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand -
Interest bearing	$37,050,343	$443,771	1.60%	$38,242,532	$311,242	1.09%
Savings	9,896,908	114,937	1.55	9,162,693	78,888	1.15
Time deposits	81,382,421	2,549,403	4.19	67,854,615	1,675,563	3.30

Total deposits	128,329,672	3,108,111	3.24	115,259,840	2,065,693	2.40

Other borrowed
Funds	10,189,506	484,109	6.35	11,904,851	409,526	4.60

Total interest-bearing
Liabilities	138,519,178	3,592,220	3.47	127,164,691	2,475,219	2.60

Non-interest bearing
Deposits	20,842,757			18,799,441
Other liabilities	963,974			932,186

Total liabilities	160,325,909			146,896,318

Stockholders' equity	30,223,588			23,081,896

Total liabilities and
stockholders' equity	$190,549,497			$169,978,214

Net interest earnings		$6,851,753			$5,248,801

Interest spread			4.30%			4.02%

Net interest margin			5.10%			4.50%

(1)

Average balances for certain loans and secured borrowings totaling approximately $10.0 million and $9.4 million for the quarters ended September 30, 2006 and 2005, respectively, were calculated using month-end balances.  All other reported average balances were calculated using daily balances.

Provision for Loan Losses

For the nine-month period ended September 30, 2006, the provision for loan losses was $346 thousand, an increase of $86 thousand for the same period in 2005.  At September 30, 2006, nonperforming assets totaled $447 thousand.  Net charge-offs for the year to date period ended September 30, 2006 amounted to $126 thousand.  Management believes the overall credit quality of the portfolio is sound based on the risk inherent in the loan portfolio.

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

Noninterest Income

Third Quarter

Noninterest income totaled $439 thousand, a decrease of 62.3% from $1.2 million for the same period in 2005.   The overall decrease in noninterest income is attributable principally to lower volumes of loan originations at Main Street Mortgage, due to its downsizing from 29 to 9 loan officers in 2006.  Fees from loan originations were $205 thousand, a decrease of 78.9% for the same period in 2005.  During the quarter, bank service charges and fees increased $43 thousand, or 22.8%, when compared to the same period in 2005.

Year to date

Noninterest income totaled $2.5 million, a decrease of 30.1% from $3.6 million for the same period in 2005.  Bank service charges and fees grew $206 thousand, or 35.9%, which is primarily related to the continued growth of our deposit base.  Mortgage related income is down $1.3 million, or 42.5%, when compared to the same period in 2005, as a result of the mortgage company’s operations being contracted during 2006.

Noninterest Expense

Third Quarter

Noninterest expense decreased $567 thousand, or 18.2%, from the same period in the prior year.  Personnel costs represent 54.0% of the total noninterest expenses and were down $580 thousand or 29.6% when compared to the same period in 2005.  The Company continues to review staffing levels to achieve maximum efficiency and expects to continue realizing the benefits of restructuring during the remainder of 2006.  Occupancy and equipment costs remained relatively consistent when compared to 2005.

Other operating expenses were up $20 thousand or 2.5% when compared to the same period in 2005.  Other operating expense includes legal, accounting and data processing expenses.

Year to date

Noninterest expense decreased $553 thousand, or 5.8%, from the same period in 2005.  Personnel costs were down $813 thousand, or 14.0% due primarily to lower mortgage commissions and the staffing reductions completed during the first quarter of 2006.  The personnel reductions were offset by a $241 thousand, or 9.4%, increase in other operating expenses which include a $321 thousand charge for goodwill impairment associated with Main Street Mortgage during the second quarter.

Segment Information

Third Quarter

 For the three months ended September 30, 2006, net income from continuing operations for the Community Banking segment was $838 thousand, an increase of $266 thousand, or 46.5%, from $572 thousand during the same period of 2005.  Net interest income for the Community Banking segment increased by $332 thousand, or 16.8%, to $2.3 million for the quarter as compared to the same period of 2005.

For the three months ended September 30, 2006, net losses for the mortgage banking segment totaled $160 thousand, a decrease of $174 thousand from net income of $14 thousand for the same period in 2005.  Commissions and fees from loan originations in the mortgage banking segment during the quarter decreased by $766 thousand, or 78.6%, when compared to the same period in 2005, as a result of contracting the mortgage company’s operations in 2006.

Year to date

For the nine months ended September 30, 2006, net income from continuing operations for the Community Banking segment was $2.3 million, an increase of $1.2 million, or 100.8%, from $1.2 million during the same period of 2005.  Net interest income for the Community Banking segment increased by $1.3 million, or 24.2%, to $6.5 million in the first nine months of 2006 as compared to the same period of 2005.

 For the nine months ended September 30, 2006, net losses for the mortgage banking segment totaled $652 thousand, a decrease of $703 thousand from net income of $51 thousand for the same period in 2005.  Commissions and fees from loan originations in the mortgage banking segment decreased by $1.3 million, or 42.1%, when compared to the same period in 2005.

Financial Condition

At September 30, 2006, TransCommunity had total assets of $193.4 million, up 1.4% from $190.6 million at December 31, 2005.  At September 30, 2006, loans totaled $140.5 million, an increase of $5.4 million since December 31, 2005.

Loans totaled $140.5 million and $127.9 million at September 30, 2006 and 2005, respectively. This represents growth of $12.6 million, or a 9.9% increase, year over year.  Despite increased competition, the Company’s banks continue to experience strong loan demand.  However, TransCommunity remains focused on maintaining its pricing discipline and strong asset quality, and adhering to its conservative underwriting standards.  The amounts reported for September 2005 include $11.9 million of participated balances that were identified in August 2006 as being not properly accounted for during 2005.  The Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004. During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties and thus the loan transfers did not qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by FASB Statement No. 140.

During the first nine months of 2006, the Company’s average cost of deposits increased from 2.40% during the first nine months of 2005 to 3.24%. Average interest-bearing deposits increased $13.1 million, from $115.3 million during the first nine months of 2005 to $128.3 million during the same period in 2006.  Total deposits increased $13.7 million, or 9.4%, to $160.3 million at September 30, 2006 from $146.6 million at December 31, 2005.  Noninterest-bearing deposits increased $4.3 million, or 25.1% from the amount at December 31, 2005.  Management views these deposits as a key source for funding the loan growth.

The Company’s capital position remains strong with an average equity-to-average assets ratio of 15.86%.  At September 30, 2006, TransCommunity had a leverage ratio of 15.94%, a Tier 1 risk-based capital ratio of 18.22% and a total risk-based capital ratio of 19.37%.  At September 30, 2006, the book value of the Company’s common stock was $6.64 per share.

Income Taxes

No income tax benefit has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current and prior periods.

Loans

Total loans increased $5.4 million during the first nine months of 2006 to $140.5 million.

Loans by type are shown in the following schedule:

	September 30,	December 31,
	2006	2005
Real estate:
Construction	$19,284,339	$16,040,907
Residential	27,692,571	25,146,542
Commercial	58,978,595	65,469,590
Commercial, industrial and agricultural	25,536,651	20,205,294
Consumer and installment	7,963,593	7,595,098
All other	1,011,922	631,171

Total Loans	$140,467,671	$135,088,602

Allocation of the Allowance for Loan Losses

The allowance for loan losses consists of an allocated component and an unallocated component.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans.  The unallocated portion of the allowance for loan losses reflects management's estimate of probable inherent but not specifically identified losses within the portfolio.   The Company’s allowances for loan losses were as follows:

	September 30, 2006		December 31, 2005
	Allowance	Percentage of Loans	Allowance	Percentage of Loans
Real estate:
Construction	$267,700	14%	$270,744	16%
Residential	382,429	20%	321,509	19%
Commercial	803,101	42%	727,626	43%
Commercial, industrial and agricultural	344,186	18%	253,823	15%
Consumer and installment	95,607	5%	101,529	6%
All other	19,123	1%	16,922	1%

Total Allowance for Loan Losses	$1,912,146	100%	$1,692,153	100%

Nonaccrual, Past Due and Restructured Loans

At September 30, 2006, TransCommunity had $447 thousand in loans classified as non-accrual or past due more than 90 days.  At December 31, 2005, TransCommunity had $165 thousand in loans classified as non-accrual or past due more than 90 days.  Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Secured Borrowings

Secured borrowings as of September 30, 2006 were eliminated as a result of the correction of all participation agreements.  The secured borrowings resulted from the Company’s discovery that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004. During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties and thus the loan transfers did not qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by FASB Statement No. 140.

Liquidity and Interest Sensitivity

At September 30, 2006, TransCommunity had liquid assets of approximately $29.2 million in the form of cash, federal funds sold and available-for-sale investments.  Management believed that liquid assets were adequate at September 30, 2006.  Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at each of its subsidiary banks.  TransCommunity’s bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary.

Other than as stated, management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short-term or long-term liquidity.

At September 30, 2006, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 17.28% for the one-year repricing period.  A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising rate environment.  Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing financial services company.

TransCommunity's interest sensitivity analysis is shown below:

TRANSCOMMUNITY FINANCIAL CORPORATION
INTEREST SENSITIVITY ANALYSIS
September 30, 2006

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:
Loans:
Real estate
Construction	$17,676,843	$1,607,496	$-	$19,284,339
Residential	17,993,504	7,566,235	2,132,832	27,692,571
Commercial	36,896,780	19,294,462	2,787,353	58,978,595
Commercial, industrial and agricultural	15,693,805	9,803,226	39,620	25,536,651
Consumer and installment	4,512,250	3,401,048	50,295	7,963,593
All other	1,011,922	-		1,011,922

Total Loans	93,785,104	41,672,467	5,010,100	140,467,671

Federal funds sold	8,225,930	-	-	8,225,930
Investment securities held to maturity, at cost	10,498,622	5,399,932	1,000,000	16,898,554
Investment securities available for sale, at fair value	11,856,882	3,777,297	-	15,634,180
Total	$124,366,538	$50,849,695	$6,010,100	$181,226,334

Sources of Funds:

Demand Deposits -
Interest bearing	$35,455,297	$-	$-	$35,455,297
Savings accounts	9,188,148	-	-	9,188,148
Time Deposits > $100,000	21,302,156	20,365,313	100,000	41,767,469
Time Deposits < $100,000	25,498,622	26,840,183	6,891	52,345,696

Total interest-bearing deposits	91,444,223	47,205,496	106,891	138,756,610

Federal funds purchased	1,126,000	-	-	1,126,000
Borrowings	475,000	-	-	475,000
Total	$93,045,223	$47,205,496	$106,891	$140,357,610

Discrete Gap	$31,321,315	$3,644,200	$5,903,209	$40,868,724
Cumulative Gap	$31,321,315	$34,965,514	$40,868,723

Ratio of Cumulative Gap
to Total Earning Assets	17.28%	19.29%	22.55%

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

As of September 30, 2006, there have been no material changes to the contractual obligations listed above.

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

TransCommunity’s newest bank subsidiaries, Bank of Louisa and Bank of Rockbridge, as well as future de novo banks, will initially experience operating losses as they establish their customer base.  TransCommunity anticipates that each de novo affiliate will reach profitability as it executes TransCommunity’s community banking strategy and takes advantage of the operational cost savings afforded by using TransCommunity’s common operating platform of shared services.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and principal financial officer determined that, as a result of the material weakness described below, our disclosure controls and procedures were not effective.

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

As more fully described in Note 25 of the Notes to Consolidated Financial Statements in our 2005 Form 10KSB/A, we discovered accounting errors in our previously reported financial results for 2005 and concluded on August 10, 2006 that previously issued financial statements would need to be restated due to the determination that there was a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 2006, we identified the following material weakness:

•

The Company’s methods of accounting and documentation for loans participated to third-parties failed certain tests to qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  Specifically, the Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions from the second quarter of 2004.  During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties, which failed certain tests to qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet, which amounted to $12.5 million at December 31, 2005.

In September 2006, the Company amended the loan participation agreements to eliminate the right to repurchase the participated balance and adopted accounting controls to report the loans at issue properly under FASB Statement No. 140 in the future.  As a result, the secured borrowings were eliminated as of September 30, 2006.  In addition, during 2006, the Company recruited personnel to our organization and promoted others who have expertise in financial controls and reporting, including a new chief financial officer and a corporate controller, made other changes in accounting personnel, and retained outside experts to improve the overall quality and level of experience of our organization.

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

The significant deficiency that we have identified do not have a material impact on the Company’s financial data and other financial results for any of the years presented in this Form 10-Q.

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

Additionally, on January 31, 2007, the Board of Directors unanimously approved the consolidation of the four bank charters and centralization of certain operational areas to provide a clearer segregation of responsibilities in connection with origination and monitoring activities.  The Company has hired a consultant to help the Company execute this reorganization.

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

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The suit arises out of the Bank’s purchase of Main Street Mortgage and Investment Corporation in early 2001.  Mr. Minter alleges that in late 2000 Wiley withheld information concerning the value of Main Street Mortgage from the Bank’s board of directors and that the Bank would not have acquired Main Street Mortgage if the valuation had been provided to the Bank’s board.  The Company acquired the stock of the Bank in August 2001, several months after the Bank acquired Main Street Mortgage.  Mr. Minter’s suit claims that the Company aided and abetted and conspired with Wiley in his misrepresentation of Main Street Mortgage’s value.

In 2004 a committee of the Company’s board of directors investigated the Bank’s acquisition of Main Street Mortgage and concluded that Wiley had not defrauded the Bank’s board and that any further action would not be in the Company’s best interests.  The committee reported its findings and recommendations to the boards of the Company and the Bank.

Mr. Minter’s suit also alleges that the December 2005 separation agreement between the Company and William Wiley improperly released claims the Company had against Wiley arising out of Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank’s board in late 2000.  The Company believes that it never had a claim against Wiley in connection with the Bank’s acquisition of Main Street Mortgage and that the separation agreement did not release any claim the Bank may have had against Wiley.

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

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of Chief Executive Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION (Registrant)
Date: February 26, 2007	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)
Date: February 26, 2007	/s/ Thomas M. Crowder
Thomas M. Crowder
Chief Accounting Officer
(principal financial and accounting officer)