Form 10-K
period 2006-12-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2007-04-16
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number  0-33355

TRANSCOMMUNITY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-2032355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4235 Innslake Drive Glen Allen, Virginia	23060
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section  15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $44,459,010

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   4,586,741 shares of Common Stock as of March 29, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders – Part III

TABLE OF CONTENTS

PART I

Item 1.

Business

Item 1A.

Risk Factors

Item 1B.

Unresolved Staff Comments

Item 2.

Properties

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.

Selected Financial Data

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of Operation

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Item 8.

Financial Statements and Supplementary Data

Item 9.

Changes in and Disagreements With Accountants on

Accounting and Financial Disclosure

Item 9A.

Controls and Procedures

Item 9B.

Other Information

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

Item 13.

Certain Relationships and Related Transactions, and

Director Independence

Item 14.

Principal Accounting Fees and Services

PART IV

Item 15.

Exhibits and Financial Statement Schedules

Page 3 10 12 12 13 13 14 15 17 34 35 35 35 36 37 37 37 37 37 38

As used in this annual report, we refer to TransCommunity Financial Corporation as “TransCommunity,” Bank of Powhatan, N.A. as “Bank of Powhatan,” Bank of Goochland, N.A. as “Bank of Goochland,” Bank of Louisa, N.A. as “Bank of Louisa,”, and Bank of Rockbridge as “Bank of Rockbridge”.

PART I

Item 1.

Business

General

TransCommunity Financial Corporation (“TransCommunity” or the “Company”) is a financial holding company headquartered in Richmond, Virginia.  TransCommunity was formed in March 2001, principally in response to perceived opportunities resulting from the takeover in recent years of a number of Virginia-based banks by national and regional banking institutions.  TransCommunity, through its four banking subsidiaries, Bank of Powhatan, Bank of Goochland, Bank of Louisa and Bank of Rockbridge (collectively, the “banks”), operates a community banking business in Central Virginia west and north of the greater Richmond metropolitan area.  Bank of Powhatan, with one office in Powhatan County, opened for business in March 2000.  TransCommunity became the holding company for Bank of Powhatan in August 2001, through a statutory share exchange transaction.  Bank of Goochland, with two offices in Goochland County, opened for business in November 2002.  Bank of Louisa, with one office in Louisa County, was originally established as a branch office of the Bank of Powhatan, and was “spun off” as a separately-chartered bank in April 2004.  Bank of Rockbridge was opened in December of 2006.

At December 31, 2006, TransCommunity had total assets of $198.4 million, total loans net of the allowance for loan losses of $149.3 million, total deposits of $165.0 million and total stockholders’ equity of $30.6 million.

TransCommunity’s headquarters are located at 4235 Innslake Drive, Glen Allen, Virginia.

Recent Developments

In January 2007, our Board of Directors voted unanimously to consolidate our four existing bank charters into a single legal entity.  The new consolidated bank will continue to do business under the names of the existing subsidiary banks.  M. Andrew McLean, currently the president of the Company’s Bank of Goochland subsidiary, will serve as president of the consolidated bank, and the current Board of Directors of the Company will serve as the Board of Directors of the bank.  We are currently working through the consolidation process and expect to complete the consolidation process prior to the end of the third quarter of 2007.  We believe that this consolidation of our bank charters will result in significantly lowered operating expenses, and can be achieved without impacting the local decision-making processes that are at the heart of our business model.

Our Growth Strategy

Our goal is to provide superior, long-term returns to our shareholders by building a significant community banking franchise in Virginia.  Virginia is dominated by large, out-of-state banks, which have expanded their market presence in Virginia primarily by acquiring Virginia-domiciled institutions.  We intend to target underserved or over-consolidated markets in Virginia and to enter those markets through one of the following strategies:

•

Strategic De Novo Banks.  We have developed substantial knowledge and expertise in organizing de novo banks.  To date, we have opened four de novo banks.  We believe that there are significant operational and economic benefits to establishing new independent banks that outweigh the associated costs.  While our banks are still relatively new, they have demonstrated that they can produce attractive margins and can reach operating profitability in a reasonable period of time.  Bank of Powhatan reached operating profitability in its first two years, and Bank of Goochland reached operating profitability in 20 months.  Bank of Louisa, which was spun off in 2004, became profitable in 2006.  We may add additional de novo banks in attractive markets where we can hire experienced management teams.

•

Opportunistic Acquisitions. While Virginia is dominated by large, out-of-state banks, there are over 70 banking institutions headquartered in Virginia that have less than $250 million in assets.  We believe that many of these smaller banks will seek to merge with companies that have the infrastructure in place to handle the growing back-office and regulatory burden faced by smaller institutions.  TransCommunity’s decentralized decision-making structure and approach should be attractive to the management, board of directors, employees and shareholders of such companies.  We believe these factors will make TransCommunity a competitive acquirer.  Our acquisition strategy will be opportunistic and is intended to augment our de novo bank strategy.

•

Selective De Novo Branching.  To date we have organized four de novo banks, but only the Bank of Goochland has established a branch office.  The Bank of Powhatan is actively evaluating its options for a new branch office in Powhatan County.  As we grow, we will consider opportunities to establish new branches to leverage the brand awareness developed by our banks and to provide added convenience to our customers.  In some cases, we may establish branches that operate under a separate name with a “doing business as” designation.  For example, the Bank of Louisa operated under that name, but as a branch of the Bank of Powhatan, before Bank of Louisa was chartered as a separate bank.

Our Operating Strategy – Common Operating Platform

Under our business model, we seek to lower our operating costs and improve operating efficiencies by centralizing at the holding company many “back room” operations functions that do not routinely touch the customer.  We refer to this basket of shared support services as our Common Operating Platform.  Information technology, telephone and data services, item processing and website management are examples of the services that our holding company has routinely provided.  Generally, we can provide these services at lower cost on a “bulk buying” basis.

In addition, managing the delivery of these services from the holding company allows our subsidiary bank managers to devote more time to serving customers.  In November, 2006, the Company’s Board of Directors voted to expand the range of services provided under our Common Operating Platform to include deposit operations, loan administration and accounting.  We believe that the addition of these additional services to our Common Operating Platform will serve to further reduce our operating costs as well as improve the quality of the support services provided to our banks.

Our Banks

Bank of Powhatan.  Bank of Powhatan commenced its banking operations in March 2000.  In March 2001, the bank relocated to a permanent, newly-constructed facility located on the north side of U.S. Route 60, the major east-west highway in Powhatan County.  Powhatan County is a suburb of Richmond and is experiencing significant growth in population.  From 2000 to 2006, Powhatan Country’s population grew 20.1%.  The Powhatan County deposit market grew 231% or $126 million from June 2000 to June 2006, according to the latest report from the Federal Deposit Insurance Corporation (the “FDIC”).  The bank is evaluating opening a branch office in Powhatan County serving a highly desirable area, which includes a zip code that has one of the highest average household incomes in the greater Richmond metropolitan area.

At December 31, 2006, Bank of Powhatan had $70.7 million in total assets, total loans net of the allowance for loan losses of $57.0 million and $60.9 million of total deposits which represents a 27.2% market share in deposits versus 0% in 2000.

Bank of Goochland.  Bank of Goochland opened in November 2002.  Goochland County is contiguous to Powhatan County but separated by the James River west of Richmond and a 45-minute drive from Charlottesville.  Bank of Goochland initially conducted business from its present branch office facility at historic Goochland Courthouse, which serves the western portion of the Goochland market.  Bank of Goochland’s main office, which was opened in October 2003, is located in Centerville, on U. S. Route 250, a heavily-traveled route used by Goochland Country residents in their commute to and from work in the Richmond area.  The location is six miles west of Innsbrook (where TransCommunity is headquartered), a significant business community in western Henrico Country.  Goochland County has experienced a 17.4% population growth from 2000 to 2006.

The deposits in Goochland County grew 89% or by $67.9 million from June 30, 2000 to June 30, 2006, according to the latest report from the FDIC.

At December 31, 2006, Bank of Goochland had $87.6 million in total assets, total loans net of the allowance for loan losses of $70.2 million and $77.5 million of total deposits which represents a market share of 53.8% versus 0% on June 30, 2002.

Bank of Louisa.  Bank of Louisa opened its first office in July 2003, in the Town of Louisa, as a branch of the Bank of Powhatan.  Louisa County is contiguous to Goochland County’s northern boundary and just east of Charlottesville.  In April 2004, Bank of Louisa was spun off as a separately-chartered bank subsidiary of TransCommunity.  Concurrent with its opening, Bank of Louisa purchased the assets and assumed the deposits of the Louisa branch of Bank of Powhatan.  The permanent main office for Bank of Louisa, located in the town of Louisa, opened in April 2005.  Louisa County has experienced 18% population growth from 2000 to 2006.  Deposits in Louisa County grew 30% or $91 million from June 30, 2000 to June 30, 2006, according to the latest report from the FDIC.

At December 31, 2006, Bank of Louisa had $31.0 million in total assets, total loans net of the allowance for loan losses of $21.8 million and $26.0 million of total deposits which represents a market share of 9.8%.

Bank of Rockbridge.  The Bank of Rockbridge opened in December 2006.  The central valley area including Rockbridge and the City of Lexington area grew 5.3% in population between 2000 and 2006.  Deposits in Rockbridge County grew 55% or $170 million during this same time to $480 million, according to the latest report from the FDIC.

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

Since loans typically provide higher interest yields than other types of interest-earning assets, we seek to invest a substantial percentage of our earning assets in the loan portfolios of our subsidiary banks.  We believe we have a competitive market advantage over larger national and regional banking institutions because we provide borrowers with a wide variety of lending products in the range of approximately $250,000 to $1.5 million that these larger banks may not want to offer because of the size or characteristics of the loan, or may not be able to deliver as expeditiously as we can.  At December 31, 2006, we had total loans of $151.4 million, representing 80.6% of our earning assets.

Each of our banks seeks to maintain a diversified loan portfolio and to limit the amount of loans to any single client.  As of December 31, 2006, the 25 largest client relationships at the Bank of Powhatan represented $12.8 million, or 22.1% of its loan portfolio.  At the same date, Bank of Goochland reported loans totaling $41.8 million, or 58.8% of its portfolio, to its 25 largest borrowers.  Bank of Louisa reported loans totaling $15.8 million to its largest 25 borrowers, which represented 71.5% of its total portfolio at December 31, 2006. As our banks continue to grow and mature, we expect that these concentrations will decrease as a percentage of total loans.

Regardless of the purpose of an individual loan, each of our banks seeks to obtain a security interest in real estate whenever possible, in addition to any other collateral available, in order to increase the likelihood of the ultimate repayment of the loan.

Loans Secured by Real Estate.  At December 31, 2006, loans secured by real estate represented 73.3% of the loans in our consolidated portfolio.  Real estate lending by our banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans.  Interest rates for all categories of real estate loans may be fixed or adjustable, with adjustable-rate loans predominating.  In addition to interest, we generally charge an origination fee on each loan.

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

Commercial Real Estate Loans.  At December 31, 2006, commercial real estate loans totaled $60.6 million or 40.0% of our consolidated loan portfolio.  These loans generally have rate terms of five years or less, although payments may be structured on a longer amortization basis.  Each of our banks evaluates every borrower on an individual basis and attempts to determine the business risks and credit profile of each borrower.  We also generally require that a borrower’s cash flow be at least 115% of monthly debt service obligations.  In order to insure secondary sources of payment and liquidity to support loan requests, we typically review personal financial statements of all principal owners and require their personal guarantees.

Construction and Development Real Estate Loans.  Each of our banks offers residential and commercial construction loans to builders and developers as well as to consumers who wish to build their own homes.  None of our banks makes loans in this category on a fixed-rate basis, and as of December 31, 2006, all loans in this category were adjustable rate loans.  As of December 31, 2006, a total of $21.3 million, or approximately 14.1% of our consolidated loan portfolio consisted of construction and development real estate loans.  The duration of our construction and development loans does not normally exceed 24 months.  Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually the sale of the property.  Specific risks include:

•

Cost overruns

•

Mismanaged construction

•

Inferior or improper construction techniques

•

Economic changes or downturns during construction

•

A downturn in the real estate market

•

Rising interest rates which may prevent sale of the property

•

Failure to sell completed projects in a timely manner

We attempt to reduce the risk associated with construction and development loans by obtaining personal guarantees where possible and by keeping the loan-to-value ratio of the completed project at or below 80% for commercial loans and 85% for consumer loans.

Residential Real Estate Loans and Home Equity Loans.  None of our banks originates traditional long- term residential mortgages, but each of our banks does issue second mortgage residential loans and home equity lines of credit.  With respect to home equity lines of credit, our policy is to limit extensions of credit to 90% of the available equity in each property.  As of December 31, 2006, a total of $29.0 million, or 19.2%, of our consolidated loan portfolio consisted of residential mortgage loans and home equity lines of credit.

Commercial Business Loans.  Each of our banks makes loans for commercial purposes in various lines of business, including manufacturing, service industry and professional service areas.  We also offer small business loans utilizing government enhancements such as the Small Business Administration’s (“SBA”) 7(a) program and 504 program, which loans are partially guaranteed by the government, thereby reducing their risk.  As of December 31, 2006, a total of $31.3 million, or 20.7%, of our consolidated loan portfolio consisted of commercial business loans.

Consumer Loans.  Each of our banks makes loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit.  Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral.  Consumer loans are both fixed and variable, with negotiable terms.  Our installment loans typically amortize over periods not exceeding 60 months.  Each of our banks offer consumer loans with a single maturity date when a specific source of repayment is available.  Typically, each of our banks requires monthly payments of interest and a portion of the principal on revolving loan products.  As of December 31, 2006, a total of $8.7 million, or 5.8%, of our consolidated loan portfolio consisted of loans to consumers.

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

Lending Limits.  The lending activities of each of our banks are subject to a variety of lending limits imposed by federal law.  In general, each bank is subject to a legal limit on loans to a single borrower equal to 15% of that bank’s capital and unimpaired surplus.  This limit will increase or decrease as that bank’s capital increases or decreases.  Based on the capitalization of our banks at December 31, 2006, we currently self-impose loan limits of $1.1 million at Bank of Powhatan, $1.5 million at Bank of Goochland $700 thousand at Bank of Louisa and $1.1 million at the Bank of Rockbridge.  Once we have completed the consolidation of our four existing bank charters, our new combined equity capital of $30.6 million will allow for a revised lending limit up to $4.6 million.

Deposit Services

We focus on customer service to attract and retain deposits.  Each bank offers a full range of commercial and retail deposit services, including checking accounts, savings accounts, money market accounts and other time deposits of varying types.  The principal source of deposits at each of our banks is the local, central Virginia market. Because of the historically low interest rate environment in the last four years, each of our banks has also been able to obtain a portion of its deposits from bank-to-bank deposits generated outside our local market at certain times.  As of December 31, 2006, less than 2% of our consolidated deposits was from out of market sources. Deposit rates are reviewed regularly by senior management of each bank. We believe that the deposit rates we offer are competitive with those offered by other financial institutions in our market area.  By focusing on core deposits, we believe we can continue to keep the overall cost of our deposits low and thereby benefit from wide net interest margins.

Competition

Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered.  Virginia law permits statewide branching by banks.  Consequently, commercial banking in Virginia is highly competitive.  Many large banking organizations, most of which are controlled by out-of-state holding companies, currently operate in the greater Richmond, Virginia metropolitan area, and our primary market area.  As of June 30, 2006, the aggregate deposit market in the Commonwealth of Virginia amounted to approximately $173 billion, of which out-of-state banking institutions controlled approximately 64.5%of these deposits.  In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly in recent years with the elimination of many previous distinctions between the various types of financial institutions and the granting of expanded powers to thrift institutions in areas which previously had been the sole domain of commercial banks.  Legislation enacted in recent years, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution.  Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services.  Furthermore, as a consequence of federal legislation, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in TransCommunity’s primary market area.  See “Supervision and Regulation.”

TransCommunity faces competition from other banks, as well as thrift institutions, consumer finance companies, insurance companies and other institutions in our respective market areas.  Some of these competitors are not subject to the same degree of regulation and restriction imposed upon the banks.  Some of these competitors also have broader geographic markets and substantially greater resources and lending limits than our banks and offer certain services that our banks are not expected to provide in the near term.  Such competitors may also be in a position to make more effective use of media advertising, support services and electronic technology than our banks can.

Employees

At December 31, 2006, TransCommunity had 72 full-time equivalent (“FTE”) employees as compared to 110 FTEs at December 31, 2005.

Supervision and Regulation

General.  The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relevant to TransCommunity and the banks.  Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described herein, although violations of such laws and regulations could result in supervisory enforcement action against TransCommunity or a bank.  The regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Funds and not for the protection of security holders.  To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions.  A change in applicable statutes, regulations or regulatory policy may have a material effect on TransCommunity and the banks.

Holding Company Regulation and Structure.  The Company is subject to regulation under the Bank Holding Company Act of 1956 (“BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System. Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board.

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

The OCC conducts regular examinations of each nationally chartered bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations.  In addition to these regular examinations, each nationally charter bank must furnish the OCC with periodic reports containing a full and accurate statement of its affairs.

The state chartered Bank of Rockbridge will be regulated by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank of Richmond.  These two regulators will provided similar oversight as outlined for our nationally charter banks.

FDIC Insurance.

 The deposits of the Banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to the limits set forth under applicable law. The deposits of these banks are subject to the deposit insurance assessments of the Bank Insurance Fund (“BIF”) of the FDIC.  The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.  Depository institutions insured by the BIF are required to pay assessments for deposit insurance ranging from .043% to .05% of deposits. These rate schedules are subject to future adjustments by the FDIC.

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

Interstate Banking.  Federal law permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including nation-wide and state-imposed concentration limits. Banks are also able to branch across state lines, provided certain conditions are met, including that applicable state laws expressly permit such interstate branching. Virginia has adopted legislation that permits branching across state lines, provided there is reciprocity with the state in which the out-of-state bank is located. After a bank has established branches in a state through an interstate merger transaction, the bank may establish and acquire additional branches at any location in the state where a bank headquartered in that state could have established or acquired branches under the applicable federal or state law.

Capital Requirements.  Banking regulatory agencies have issued risk-based and leverage capital guidelines applicable to banking organizations which they supervise. Under the risk-based capital guidelines of the federal regulatory agencies, the Company and the Banks are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%.

At least half of total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (Tier 1 capital). The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the loan loss reserve. As of December 31, 2006, each of our subsidiary banks were considered well capitalized under the regulatory guidelines of the FDIC.  The Company’s capital is discussed in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital” in Item 7 of this annual report and in Note 17 of the notes to consolidated financial statements under the caption Regulatory Matters, and those discussions are incorporated by reference herein.

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

Limits on Dividends and Other Payments.  TransCommunity is a legal entity separate and distinct from its Banks.  For the near-term, a significant portion of the revenues of TransCommunity will depend upon dividends or fees paid to TransCommunity by the Banks.  Prior regulatory approval is required if the total of all dividends declared by a national bank in any calendar year will exceed the sum of that bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

Federal law also prohibits national banks from paying dividends that would be greater than the banks’ undivided profits after deducting statutory bad debts in excess of the banks’ allowance for loan losses.  That means that each Bank must recover any start-up losses before it may pay a dividend to TransCommunity.  As of December 31, 2006, the Bank of Powhatan and the Bank of Goochland were the only subsidiary banks that were in a position to pay a dividend to TransCommunity.

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

Other Regulations.  The Company and its subsidiary banks are also subject to certain other federal laws and regulations which directly impact operations of the Company:

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

Sarbanes-Oxley Act of 2002 (“SOX”).  TransCommunity is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”).  As an Exchange Act reporting company, TransCommunity is directly affected by the Sarbanes-Oxley Act of 2002 (“SOX”), which is aimed at improving corporate governance and reporting procedures.  TransCommunity believes it is in substantial compliance with applicable SEC and other rules and regulations implemented pursuant to SOX and intends to comply with any applicable rules and regulations implemented in the future.  Because the stock of TransCommunity is not listed on any national securities exchange or quoted on the NASDAQ Market System, certain provisions of SOX, including Section 404, and the regulations adopted or to be adopted there under, do not currently apply to TransCommunity.

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

 Filings with the Securities Exchange Commission (“SEC”)

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC.  The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The Company’s SEC filings can also be obtained on the SEC’s website on the Internet at http://www.sec.gov.  Also, annual reports on Form 10-K and quarterly reports on Form 10-Q are also posted on the Company’s website at http://www.tcfcorp.com as soon as reasonably practical after filing electronically with the SEC.  Copies of these documents can be obtained free of charge by writing to the Company’s Corporate Secretary at 4235 Innslake Drive, Suite 200, Glen Allen, VA 23060 or by calling 804-934-9999.

Item 1A.

Risk Factors

Bank of Powhatan and Bank of Goochland did experience, and Bank of Louisa and Bank of Rockbridge have experienced and continue to experience, significant start-up operating losses.  We expect that any other de novo banks we establish will likely experience similar start-up operating losses.

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

The Bank of Louisa, which opened in April 2004, incurred net losses of $384 thousand during 2005.  The Bank of Louisa reached profitability in 2006 with net income totaling $110 thousand for the year ending December 31, 2006. We expect that other new banks we may establish, such as the Bank of Rockbridge, will also experience start-up operating losses for an initial period.

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

A significant portion of Bank of Powhatan’s loans have been originated in the past five years.  All of Bank of Goochland’s loans have been originated since November 2002, and most of Bank of Louisa’s loans have been originated since April 2004.  In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.”  As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio.  Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels.  If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our concentrations of loans may create a greater risk of loan defaults and losses.

We have a substantial amount of loans secured by real estate in the central Virginia area, and substantially all of our loans are to borrowers in that area.  Additionally, at December 31, 2006, approximately 74.8% of our loan portfolio consisted of commercial and residential construction loans, commercial real estate loans, commercial business loans and commercial lines of credit.  These types of loans have a higher risk of default than other types of loans, such as single family residential mortgage loans.  In addition, the repayments of these loans, which generally have larger balances than single family mortgage loans, often depend on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by deteriorating conditions in the real estate market or the economy in general.  These concentrations expose us to the risk that adverse developments in the real estate market, or in general economic conditions in the central Virginia/Richmond metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand.  In that event, we would likely experience additional losses.  Additionally, if, for any reason, economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Subsequent to the filing of the original Form 10-KSB for the year ended December 31, 2005, we determined that there was a material weakness in our internal control over financial reporting as of December 31, 2005 arising from our methods of accounting and documentation for loans participated to third parties.  Under the PCAOB standards, a “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  We also identified a significant deficiency in internal control over financial reporting arising from our methods of accounting and record generation and maintenance for loan origination costs and for amortizing fees.  We have provided additional information on this material weakness and this significant deficiency, including our remediation of them, in Item 9A, “Controls and Procedures,” below.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

TransCommunity’s headquarters are located in approximately 14,000 square feet of leased space at 4235 Innslake Drive, Glen Allen, Virginia. This office space was leased in September 2003 and occupied in December, 2003. The office houses corporate operations, along with executive officers.  The lease is for 10 years.

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

The Bank of Rockbridge located at 744 North Lee Highway in the City of Lexington, Virginia.  This bank’s building, which was an existing bank building, is a two story brick structure containing approximately 4,200 square feet.  It has three teller stations, a drive-through window, a walk-up ATM and a night depository facility.  The bank leases the premises with an option after three years to extend the life of the lease for additional terms.

The Company believes that all of its properties are adequately covered by insurance.  In addition, all of the Company’s properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

See Notes 7 and 20 of the notes to consolidated financial statements for more information on the Company’s properties.

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

On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia.  The suit arises out of the purchase of Main Street Mortgage and Investment Corporation by Bank of Powhatan in early 2001.  Mr. Minter alleges that in late 2000 Wiley withheld information concerning the value of Main Street Mortgage from the Bank’s Board of Directors and that the Bank would not have acquired Main Street Mortgage if the valuation had been provided to the Bank’s board.  Mr. Minter’s suit claims that the Company aided and abetted and conspired with Wiley in his misrepresentation of Main Street Mortgage’s value.  Mr. Minter’s suit also alleges that the December 2005 separation agreement between the Company and William Wiley improperly released claims the Company had against Wiley arising out of Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank’s board in late 2000.

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

Based on the facts presently known, the Company believes it has limited liability exposure arising from this lawsuit.  However, since the case is in the very early stages, the Company is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, in this matter.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2006, no matters were submitted for a vote of security holders.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholders Matters

Market Price for Common Stock

Shares of the Company’s common stock are currently neither listed on any stock exchange nor quoted on any market and trade infrequently.  Some trades in the common stock are reported on the Pink Sheets under the symbol “TCYF.”  Other trades may have occurred in privately negotiated transactions.  From July 22, 2005 to October 26, 2006, shares of the common stock traded on the over-the-counter (OTC) market and were quoted in the OTC Bulletin Board.  On October 26, 2006, our stock was delisted because of the Company’s untimely second quarter 2006 SEC filing on Form 10-Q.

Based on information available to the Company, the following table presents the high and low sale prices of the Company’s common stock for each full quarterly period within the two most recent fiscal years.  The Company is not aware of any trades in its common stock prior to July 22, 2005 except for public offerings that it has made.

Year Ended December 31, 2005	High	Low

First Quarter of 2005	-	-
Second Quarter of 2005	-	-
Third quarter of 2005	$10.00	$7.40
Fourth quarter of 2005	$8.45	$6.80

Year Ended December 31, 2006

First Quarter of 2006	$9.00	$7.50
Second Quarter of 2006	$10.25	$8.10
Third Quarter of 2006	$10.00	$8.40
Fourth Quarter of 2006	$9.00	$8.50

On March 15, 2007, TransCommunity had approximately 3,100 shareholders.

Dividend Policy

TransCommunity has not declared or distributed any cash dividends to its shareholders, and it is not likely that any cash dividends will be declared for several years.  The Board of Directors of TransCommunity intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of TransCommunity and its subsidiaries for the foreseeable future.  The future dividend policy of TransCommunity is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions.  TransCommunity’s ability to distribute cash dividends will depend substantially upon the ability of its subsidiaries to pay dividends to TransCommunity.  TransCommunity’s banks are subject to legal limitations on the amount of dividends each is permitted to pay.  Furthermore, neither the banks nor TransCommunity may declare or pay a cash dividend on their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business.  See “Limits on Dividends and Other Payments” in Part I of this annual report.

Stock Repurchases

The Company did not repurchase any shares of its common stock during the fourth quarter of 2006.

Stock Performance Graph

		Period Ending
Index	08/18/05	12/31/05	03/31/06	06/30/06	09/30/06	12/31/06
TransCommunity Financial Corporation	100.00	87.43	94.29	114.29	101.71	102.86
NASDAQ Composite	100.00	103.56	110.16	104.45	108.79	116.57
SNL Bank and Thrift Index	100.00	105.27	108.54	110.76	117.21	123.00

Closing Price for 12/31/2006 is $9.00

Item 6.

Selected Financial Data

Our selected consolidated financial data presented below as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 are derived from our audited consolidated financial statements as amended in 2005 and 2004. Our consolidated balance sheets as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2006 are included elsewhere in this annual report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	For the Years Ended December 31,
	2006	2005	2004	2003	2002
		(dollars in thousands, except per share amounts)
Summary balance sheet data:
Assets	$198,445	$190,648	$150,267	$99,752	$51,123
Investment securities	35,017	31,236	27,775	19,753	4,198
Loans	151,399	134,930	112,134	66,120	37,117
Allowance for loan losses	2,065	1,602	1,401	870	527
Deposits	164,973	146,603	123,662	82,675	36,712
Other borrowed funds	2,017	12,787	10,946	1,699	1,448
Stockholders' equity	30,553	30,370	14,939	14,901	12,471

Summary results of operations data:
Interest and dividend income	$14,307	$10,957	$6,894	$3,997	$2,283
Interest expense	4,958	3,497	1,994	1,159	713
Net interest income	9,349	7,460	4,900	2,838	1,570
Provision for loan losses	493	266	549	386	227
Net interest income after provision for loan losses	8,856	7,194	4,351	2,452	1,343

Noninterest income	1,011	791	762	282	175
Noninterest expense	8,933	9,334	7,401	4,909	2,670
Income (loss) from continuing operations before income taxes	934	(1,349)	(2,288)	(2,175)	(1,152)
Income tax expense	(15)	-	-	-	-
Net income (loss) from continuing operations	919	(1,349)	(2,288)	(2,175)	(1,152)

Net loss from discontinued operations	(802)	(423)	(293)	(62)	(45)

Net income (loss )	$117	$(1,772)	$(2,581)	$(2,237)	$(1,197)

Per Share Data:
Net income (loss) per share from continuing operations- basic and diluted	$0.20	$(0.41)	$(1.08)	$(1.19)	$(1.05)
Net income (loss) per share - basic and diluted	$0.03	$(0.53)	$(1.22)	$(1.19)	$(1.05)
Book value	$6.67	$6.63	$6.64	$7.21	$7.77
Weighted average number of shares outstanding	4,581,741	3,315,479	2,114,275	1,887,458	1,143,262

Operating ratios:
Income (Loss) on average equity from continuing operations	3.08%	(5.97%)	(17.21%)	(16.22%)	(14.06%)
Income (Loss) on average assets from continuing operations	0.49%	(0.84%)	(0.24%)	(2.96%)	(3.04%)
Income (Loss) on average equity	0.39%	(7.84%)	(19.42%)	(16.22%)	(14.06%)
Income (Loss) on average assets	0.06%	(1.04%)	(2.07%)	(2.96%)	(3.04%)
Net interest margin	5.14%	4.68%	4.23%	4.16%	4.43%
Loan to deposit ratio:	91.78%	92.15%	90.68%	79.98%	101.10%

Asset quality ratios:
Allowance for loan losses to nonperforming loans	214.86%	970.91%	0.00%	703.52%	0.00%
Allowance for loan losses to total loans	1.36%	1.19%	1.25%	1.32%	1.42%
Net charge-offs to average loans	0.02%	0.05%	0.02%	0.00%	0.00%
Nonperforming assets to total loans	0.63%	0.12%	0.00%	0.00%	0.00%

Capital ratios: (1)
Average equity to average assets	15.79%	13.28%	10.67%	18.24%	21.62%
Leverage ratio	15.86%	17.59%	11.58%	19.72%	30.42%
Tier 1 risk-based capital ratio	17.16%	18.91%	13.75%	20.29%	46.12%
Total risk-based capital ratio	18.32%	19.92%	15.10%	21.44%	47.37%

(1)

Capital ratios are presented on a consolidated basis for TransCommunity and its subsidiary banks.  See Note 17 to our notes to our consolidated financial statements for the years ended December 31, 2006 and 2005 included elsewhere in this annual report for information concerning the capital ratios for each of our subsidiary banks and for TransCommunity on a consolidated basis.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion provides information about the major components of the results of operations and financial condition, liquidity, and capital resources of the Company.  This discussion and analysis should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements.  It should also be read in conjunction with the “Caution About Forward Looking Statements” section at the end of this discussion.

Cautionary Statement Regarding Forward-Looking Statements.  The following presents management’s discussion and analysis of our financial condition and results of operation. The analysis and discussion is intended to assist in understanding the financial condition and results of operation of the Company and should be read in conjunction with the financial statements and related notes included elsewhere in this annual report.  This discussion contains certain forward-looking statements, including or related to our future results, including certain projections and business trends.  Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business and regulatory decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.  When used in this discussion, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions identify forward-looking statements.  These and other statements, which are not historical facts, are based largely on management’s current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by these forward-looking statements.  Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement.

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

Overview

During 2006, TransCommunity reported its first net profit of $117 thousand, versus a loss for the year 2005 of $1.8 million.  The Company’s 2006 results thus represent a year-over-year improvement of $1.9 million. Over the same period, income per share, both basic and diluted, improved from a loss of $0.53 to a profit of $0.03.

Net income from continuing operations totaled $919 thousand for the year ended 2006 as compared to a loss of $1.3 million for the year ended 2005, an improvement of $2.3 million. Over the same period earnings per share from continuing operations improved $0.61 per share from a loss of $0.41 in 2005 to a gain of $0.20 during 2006.

Operating results for 2006 were impacted by two significant events. First, during the third quarter of 2006, TransCommunity Financial Corporation (the “Company”) determined that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions. Under the direction of the audit committee of its Board of Directors, the Company completed an evaluation of the manner in which it accounted for loan participation agreements.

As a result, the Company filed an amendment to its annual report on Form 10-KSB for the year ended December 31, 2005.  As a result of the restatement, the Company’s period end total loans and secured borrowings were increased by $12.5 million and $7.2 million at December 31, 2005 and 2004, respectively. In addition, interest income on loans and interest expense on other borrowings were also increased by $550 thousand and $112 thousand for the years ended December 31, 2005 and 2004 respectively. None of the adjustments resulting from the restatement had any impact on the company’s net worth at any date or on its net income, net interest income, noninterest income or noninterest expense for any period.

Second, on November 29, 2006, the Board of Directors of TransCommunity directed management to close Main Street Mortgage & Investment Corporation (“Main Street”), a mortgage brokerage company. Main Street had operated as a wholly-owned subsidiary of the Bank of Powhatan, a wholly-owned subsidiary of the Company, since 2001.

At December 31, 2006, TransCommunity had on a consolidated basis, total assets of $198.4 million, total deposits of $165.0 million, total loans of $151.4 million and total stockholders’ equity of $30.6 million. In comparison at December 31, 2005 and 2004 TransCommunity reported total assets of $190.6 million and $150.3 million, total deposits of $146.6 million and $123.7 million, total loans of $135.1 million and $112.1 million and total stockholders’ equity of $30.4 million and $14.9 million respectively.

On February 7, 2007, the Company announced the consolidation of the charters of its four bank subsidiaries into a single legal entity. The consolidation of the bank charters will provide significant financial advantages for our shareholders, as the costs associated with operating under multiple charters are reduced or eliminated.

During 2006, the Company continued to experience changes in its management team and Board of Directors.  During the first quarter of 2006, Messrs Agee, Crowder, Metts, Minter and J. Purcell submitted their resignations as directors of the Company.  Acting on the recommendation of the Company’s Nominating & Governance Committee, the Board, appointed a total of six new directors during 2006, including Messrs. Bozard, Broomall, Claeys, Miller, D. Purcell and Zoeller.  In the fourth quarter of 2006, and in January, 2007, Messrs Broomall, Claeys, Nuckols and D. Purcell submitted their resignations as directors of the Company.  Additionally, in January, 2007, the Company’s Chief Financial Officer, Mr. Littreal, submitted his resignation as an officer of the Company in order to take a similar position at a larger organization.

Discontinued operations

In 2006, management continued to implement cost control measures in its operating units. In November of 2006, the Board approved the closing of Main Street Mortgage and Investment Corporation.  These measures enable the Company to better align its operations with its community banking focus.

Main Street was acquired by the Bank of Powhatan in 2001, had generated revenues of $1.9 million and $3.9 million in the years 2006 and 2005. Expenses during the same periods were $2.7 million and $4.0 million.

During 2005, Main Street originated residential and commercial mortgage loans of $162 million, generated gross revenues of $3.9 million, and incurred net losses of $84 thousand.  In 2006, The operations of Main Street resulted in a net loss from discontinued operations of $802 thousand in 2006. Management completed the dissolution of Main Street in the 1st quarter of 2007.

During 2004, we established a financial services division to enable our subsidiary banks to offer trust banking, asset management and insurance and securities brokerage services to our customers.  To support these activities, we sought and received regulatory approval to exercise trust banking powers through each of our subsidiary banks.

During 2005, losses from financial service activities totaled $339 thousand.  As a result, during the fourth quarter of 2005, the TransCommunity Board of Directors voted to discontinue offering these services in-house and directed management to establish more cost-effective ways to deliver investment products.  In the first quarter of 2006, our Financial Services operations were integrated into our community banking business segment.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Services” in Item 7 of this annual report.

(Loss) Gain from Discontinued Operations

	Years Ended December 31,
(in thousand dollars)	2006	2005	2004

Main Street	$(802)	$(84)	$10
Financial Services	-	(339)	(303)
	$(802)	$(423)	$(293)

Summary Financial Data for Discontinued Operations - Main Street

	Years Ended December 31,
	2006	2005	2004
(in thousand dollars)
Operating Revenues	$1,887	$3,872	$3,221
Salaries and employee benefits	$1,723	$3,091	$2,544
Occupancy expenses	177	226	182
Equipment costs	107	116	97
Other operating expenses	682	523	388
Gain (loss) from discontinued operations	$(802)	$(84)	$10

Summary Financial Data for Discontinued Operations - Financial Services

	Years Ended December 31,
	2006	2005	2004
(in thousand dollars)
Operating Revenues	$-	$29	$11
Salaries and employee benefits	$-	$288	$212
Occupancy expenses	-	30	43
Equipment costs	-	4	8
Other operating expenses	-	46	51
Loss from discontinued operations	$-	$(339)	$(303)

Community Banking Segment

Net income for the community banking segment was $2.4 million, an increase of $703 thousand over 2005 net income of $1.7 million. Net interest income grew by $1.6 million, or 22.1%, as a result of increased loan volumes and higher yields.  Deposit interest expense benefited from relatively low interest rates as a $17.1 million increase in average deposit balances resulted in only a $1.6 million increase in interest expense on deposits. The provision for loan losses increased $227 thousand largely as a result the growth in our loan portfolio of $16.3 million.  Noninterest income in the community banking segment increased by $297 thousand to $975 thousand during 2006.  Noninterest expense in the community banking segment increased by $265 thousand, or 4.5%, while assets grew by $19.1 million, or 10.7%.

Mortgage Segment

Main Street’s total revenue in 2006 totaled $1.9 million verses $3.9 million in 2005, a 51.3% decrease.  Losses amounted to $802 thousand compared to $84 thousand in 2005. Confronted with increasing losses, as well as the difficulty of turning around this non-core business, the Board of Directors on November 29, 2006 approved the closing of Main Street. Main Street had operated as a wholly-owned subsidiary of Bank of Powhatan, which is a wholly-owned subsidiary of the Company, since 2001.

Financial Services Segment

Due to continued losses in this segment, the Board of Directors voted in the fourth quarter of 2005 to cease operations. The trust department at each of the banks was effectively discontinued at December 31, 2005 and management reorganized the remaining financial services during the quarter ending March 2006 and integrated the remaining Financial Services operations into the community banking segment. For the year ending 2005, the Company realized a loss of $339 thousand from this discontinued operation.

Financial Condition at December 31, 2006

During the year ended December 31, 2006, our assets increased by $7.8 million, or 4.1%, to 198.4 million. Of this increase in total assets, $8.8 million represented growth in interest-earning assets, while non-interest bearing assets declined by $1.0 million. Continued strong loan demand throughout the year resulted in an increase of $16.3 million, or 12.1%, in total loans outstanding.

During 2006, investment securities increased by $3.8 million to $35.0 million.

Loan growth in 2006 was concentrated in the commercial and industrial and real estate lending portfolios. Our total loan growth of $16.3 million in 2006 was the result of an $11.1 million or 54.8 % increase in commercial and industrial loans from $20.2 million to $31.3 million, and a $4.3 million or 4.0% increase from $106.6 million to $110.9 million in real estate loans.

Customer deposits continue to be our primary funding source. Our deposits are primarily generated through our community banks. At December 31, 2006, deposits totaled $165.0 million, an increase of $18.4 million or 12.5 % from year-end 2005. Time deposits increased $23.5 million. This increase of $23.5 million was offset by a reduction of $8.3 million in interest bearing demand deposits and $12.5 million in securitized borrowings during 2006.

Our capital position remains strong, with all of our regulatory capital ratios at levels that categorize us as “well capitalized” under bank regulatory capital guidelines. At December 31, 2006, our shareholder equity totaled $30.6 million, an increase of $200 thousand from the December 31, 2005 balance.  This increase in shareholder equity is primarily the result of the Company achieving a net profit for 2006.

Net Interest Income

Like most financial institutions, the primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2006 and 2005, our average interest-earning assets were $181.1 million, and $158.5 million, respectively. During these same years, our net interest margins were 5.14% and 4.68%, respectively.

Average Balances and Average Rates Earned and Paid. The table contained in Schedule I on page 33 sets forth, for the years 2006, 2005 and 2004, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include nonaccruing loans, the effect of which is to lower the average yield.

Results of Operations

Net Income.  Our net income for 2006 was $117 thousand, an improvement of $1.9 million and $2.7 million from net losses of $1.8 million and $2.6 million in 2005 and 2004, respectively.  Net income per share, both basic and diluted, was $0.03 for the year ended December 31, 2006, reflecting per share increases of $0.56 and $1.25 when compared to per share losses of $0.53 and $1.22 per share for the years ended December 31, 2005 and 2004, respectively.  Total assets averaged $192.1 million during 2006 as compared to $170.3 million in 2005, an increase of $21.8 million or 12.8%.  Total average assets increased $67.4 million or 54.1% when comparing 2006 to 2004.

During 2006, the prime rate increased 100 basis points, and we have benefited from our asset sensitive balance sheet position.  While it is management’s goal to remain relatively interest rate neutral, our Company is currently asset sensitive and does benefit from a rising interest rate environment.  As a result of our continued growth in interest-earning assets during 2006, combined with slower growth in funding costs and rising interest rates, our net interest income increased $1.9 million, or 25.3% from the year ended December 31, 2005 to the year ended December 31, 2006.

During 2005, we continued to experience strong growth at each of our subsidiary banks and we were able to raise sufficient capital to support our growth strategy.  Total assets averaged $170.3 million during 2005 as compared to $124.6 million in 2004, an increase of $45.7 million or 36.7%.  During 2005, the prime rate increased 200 basis points.  As a result of our growth in interest-earning assets during 2005, combined with low funding costs and rising interest rates, our net interest income increased $2.5 million, or 52.1% during that year.  The growth in our non-interest expense during 2005 included some non-recurring restructuring related costs, which totaled $302 thousand or $0.09 per share.

In absolute terms, our net interest income after the provision for loan losses increased by $1.7 million or 23.1%, when comparing 2006 to 2005, while our non-interest income grew by $220 thousand and our non-interest expense decreased by $401 thousand.  When comparing 2005 to 2004, our net interest income after the provision for loan losses increased by $2.8 million, while our non-interest income grew by $29 thousand from continuing operations.  However, this income growth was largely offset by the increase in non-interest expenses from continuing operations of $1.9 million arising from increased salaries and benefits.  Additional details on these components of net income are described below.

Net Interest Income.  Our net interest income increased to $9.3 million for the year ended December 31, 2006, an increase of $1.9 million, or 25.3%, over net interest income for 2005.  Our growth in interest income was the result of growth in our level of average earning assets as well as continued strong loan demand.  Average total interest-earning assets increased $22.6 million or 14.3%, during 2006 as compared to 2005, while our average yield increased by 101 basis points from 6.88% during 2005 to 7.89% during 2006.  The interest rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate changes.  Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity.  As a result, interest rate increases generally result in an immediate increase in our interest income on loans.  There is a delayed impact on interest expense because 64.4% of our average interest-bearing deposits were classified as time deposits, which only experience increases in interest costs upon renewal.

Our average total interest-bearing liabilities increased by $11.4 million, or 8.9%, from 2005 to 2006.  With rates consistently increasing during 2006, our average cost of interest-bearing liabilities increased by 84 basis points from 2.73% during 2005 to 3.57% during 2006, allowing our interest rate spread to increase by 17 basis points.

Our average total interest-bearing liabilities increased by $35.1 million, or 37.7%, from 2004 to 2005.  With rates consistently increasing during 2005, our average cost of interest-bearing liabilities increased by 59 basis points from 2.14% during 2004 to 2.73% during 2005, allowing our interest rate spread to increase 33 basis points.

During 2005, our net interest income increased by $2.5 million, or 52.1%, to $7.4 million, when compared to 2004.  Our growth in interest income for 2005 was the result of growth in our level of average earning assets as well as continued strong loan demand.  Average total interest-earning assets increased $43.2 million or 37.5%, during 2005 as compared to 2004, while our average yield increased by 92 basis points from 5.96% during 2004 to 6.88% in 2005.  For 2005, 58.9% of our average interest-bearing deposits were classified as time deposits.

 Our investment income and interest expense for 2005 was impacted by the July 2005 stock offering in which TransCommunity completed the sale of 2.3 million shares of its common stock.   A portion of the net proceeds from this offering was used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity’s operating line of credit.   TransCommunity used $3.3 million of the proceeds from this offering to strengthen the capital position of two of its subsidiary banks, which improved their respective lending limits.

For the year ended December 31, 2006, our net interest spread was 4.32%; our net interest margin was 5.14%.

For the year ended December 31, 2005, our net interest spread was 4.15%; our net interest margin was 4.68%.

For the year ended December 31, 2004, our net interest spread was 3.82%; our net interest margin was 4.23%.

Provision for Loan Losses. We recorded a $493 thousand provision for loan losses for the year ended December 31, 2006, representing an increase of $227 thousand from the $266 thousand provision expense for 2005, but less than the $549 thousand recorded in 2004.  The level of the loan loss provision for these years is consistent with loan growth and net charge-offs that we experienced.

Provisions for loan losses are charged to income to bring our allowance for loan losses at period end to a level deemed appropriate by management based on the factors discussed under “Asset Quality - Allowance for Loan Losses.”  While the dollar amount of the provision for loan losses increased on a year-over-year basis, the ratio of the allowance for loan losses to period-ending total loans only increased 17 basis points from 1.19% to 1.36%.  Nonperforming loans totaled $961 thousand or 0.6% of total loans at December 31, 2006.  Nonperforming loans totaled $165 thousand or 0.12% of total loans at December 31, 2005.  The Company reported no nonperforming loans at December 31, 2004.

The allowance for loan losses at December 31, 2006 of $2.1 million represents 1.36% of total loans and 214.9% of nonperforming loans.  The allowance for loan losses at December 31, 2005 of $1.6 million equaled 1.19% of total loans outstanding at that date.

Non-Interest Income.  For the year ended December 31, 2006, non-interest income from continuing operations increased $220 thousand, or 27.7%, to $1.0 million from $800 thousand for the prior year.  The increase in non-interest income resulted primarily from an increase in service charges and fees on deposit accounts.

For the year ended December 31, 2005, non-interest income from continuing operations increased slightly over the amount for 2004.  Service charges and fees on deposit accounts increased by 3.8%, to $791 thousand during 2005.

Non-Interest Expense. We strive to maintain non-interest expenses at levels that we believe are appropriate given the nature of our operations and the need to invest in personnel and facilities to support our growth.  Our ratio of non-interest expenses from continuing operations to average total assets during 2006 declined to 4.65% as compared to 5.48% during 2005.  We were better able to control non-interest expense during the year despite our continued growth.  For the year ended December 31, 2006, non-interest expense decreased $401 thousand, or 4.3%, over 2005.  Salary and employee benefits expense decreased $407 thousand, or 8.0%, including (i) the non-recurring restructuring charges in 2005 and 2006, (ii) pre-opening expenses at the Bank of Rockbridge, (iii) merit adjustments to salaries and (iv) increased benefit costs.  Net occupancy expense increased $75 thousand, or 12.2%, reflecting the expenses associated with our normal operations.

The following table summarizes the changes in our non-interest expenses over the past two years.

	2006 vs 2005
	2006	2005	%
(dollars in thousands)
Compensation & Employee Benefits	$4,711	$5,118	-8.00%
Net occupancy expense	689	614	12.20%
Supplies and equipment	797	927	-14.00%
Marketing and advertising	130	288	-54.90%
Data processing	728	362	101.10%
Professional Fees	784	918	-14.60%
Telecommunications	106	156	-32.10%
Other	988	951	3.90%

Total Non-Interest Expenses	$8,933	$9,334	-4.30%

For the year ended December 31, 2005, our non-interest expense increased $1.9 million, or 26.1%, over 2004.  Salary and employee benefits expense increased $1.1 million, or 28.1%, including (i) the non-recurring restructuring charges in the fourth quarter of 2005, (ii) personnel costs at the proposed Bank of Rockbridge, (iii) merit adjustments to salaries and (iv) increased benefit costs.  Net occupancy expense increased $112 thousand during 2005, or 22.3%, reflecting the expenses associated with our normal operations and the Bank of Rockbridge building lease agreement.

Income Taxes. At December 31, 2006, TransCommunity had total net operating loss (“NOL”) carryforwards of $7.5 million, which begin to expire in 2021.  For 2006, the Company utilized $1 million of the NOL carryforward to offset taxable income.  Under the Alternative Minimum Tax ("AMT") system, the utilization of an AMT NOL carryover is limited to 90% of the AMT taxable income.  This limitation resulted in an AMT tax liability of $15 thousand, which has been recorded in this year's statement of operations.  This AMT is available as a credit to reduce regular tax liability in future years,  The AMT credit carryover is included in deferred tax assets, subject to the valuation allowance discussed below.  Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change in its equity ownership over a three-year period), the corporation’s ability to use its pre-ownership change net operating loss carryforwards and certain other pre-ownership change tax attributes against its post-ownership change income may be limited.  The stock offerings consummated in July 2005, and in 2002 were "ownership changes" which triggered Section 382 and limits the annual utilization of pre-ownership change net operating losses in post-ownership change years.  To the extent the NOL limitation amount in any taxable year exceeds our taxable income in that year, the excess can be carried over effectively to increase the limitation in the next succeeding year or years.  Given that none of TransCommunity’s NOLs begin to expire until 2021, TransCommunity believes it will be able to fully utilize its NOLs prior to their respective expiration dates.  Management will continue to monitor the Company’s trend toward profitable operations and when sufficient evidence of future taxable income becomes available, the Company will reduce the valuation allowance and recognize the related tax benefit in the statement of operations.  See Note 12 of the notes to the Company’s consolidated financial statements elsewhere in this annual report for information concerning our NOLs.

At December 31, 2006, and December 31, 2005, TransCommunity had NOL carryforwards of $7.5 million and $8.5 million, respectively.  No provision for income tax benefits associated with these NOLs has been recorded in the statement of operations since there is insufficient evidence to conclude that TransCommunity would produce taxable income in the future.  Accordingly, the deferred tax asset related to the tax loss carryforwards and other deferred tax assets have been fully reduced by a valuation allowance.

Investment Portfolio

The Company currently manages its investment securities portfolio consistent with established policies that include guidelines for Investment quality, rate sensitivity, liquidity and pledging needs on a bank by bank basis.  This investment function will be centralized under the proposed centralization of operations and charter collapsing process. The aggregate investment portfolio approximates 115% of the Company’s consolidated shareholders’ equity.

The Company accounts for securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities.  This standard requires classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 1 to the Company’s Consolidated Financial Statements.  The Company does not maintain a trading account and has classified no securities in this category.  HTM securities are required to be carried on the financial statements at amortized cost.  AFS securities are carried on the financial statements at fair value.  The unrealized gains or losses, net of deferred income taxes, are reflected in shareholders’ equity.  The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification.  At December 31, 2006, 61.2% of the portfolio was classified as HTM.

The Company holds in its loan and securities portfolios, investments that adjust or float according to changes in “prime” lending rate.  These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $35.0 million at December 31, 2006, an increase of $3.8 million or 11.9% from the carrying value of $31.2 million at December 31, 2005.  The market value of the AFS securities at December 31, 2006 was $13.6 million.  The unrealized loss on the AFS securities was $40 thousand at December 31, 2006.  The reduction in the net market value loss at December 31, 2006 is reflective of the continued rise in market interest rates.

Since the Bank anticipates much of the balance sheet growth to be experienced during 2007, if any, to be in the form of net portfolio loans, specific strategies will be executed during the early part of 2007 to maintain the investment portfolio at an amount comparable to the December 31, 2006 balances.

Investment Securities Portfolio

(Years Ended December 31)

The amortized cost basis of securities held to maturity and available for sale at the dates indicated were as follows:

	2006	2005
	(dollars in thousands)

Held to maturity	$21,420	$25,882
Available for sale	13,637	5,430
	$35,057	$31,312

Maturity Distribution and Yields of Investment Securities

Taxable-Equivalent Basis

(At December 31, 2006)

	Due in 1 year		Due after 1 year
	or less		through 5 years		Due after 5 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)

Held to maturity	$15,020	5.10%	$5,400	3.89%	$1,000	5.15%	$21,420	4.79%
Available for sale	10,330	5.07%	3,307	4.55%	-	-	13,637	4.94%
Total	$25,350	5.09%	$8,707	4.14%	$1,000	5.15%	$35,057	4.85%

Loans

Total loans increased $16.5 million during the year ended December 31, 2006 to $151.4 million as a result of continued growth of our subsidiary banks.

Loans by type are shown in the following schedule:

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)
Real estate
Construction	21,348	16,041	17,472	17,396	7,093
Residential	29,007	25,147	21,722	15,904	11,190
Commercial	60,571	65,470	48,701	16,224	9,026
Commercial, Industrial and Agricultural	31,284	20,205	17,425	9,926	5,026
Consumer & Installment	8,725	7,436	6,616	6,180	4,416
All other	464	631	198	490	366
Loans before allowance for
Loan losses	151,399	134,930	112,134	66,120	37,117
Less: Allowance for loan losses	2,065	1,602	1,401	870	527
Net Loans	149,334	133,328	110,733	65,250	36,590

Loan categories that are particularly sensitive to rate changes as of December 31, 2006 are shown in the following schedule:

(dollars in thousands)	VARIABLE INTEREST RATE:				FIXED INTEREST RATE:
	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total	Total maturities

Commercial, industrial and agricultural	$16,493	$3,478	$-	$19,971	$1,486	$9,266	$561	$11,313	$31,284
Real estate - construction	18,656	942	-	19,598	875	875	-	1,750	21,348
Total	$35,149	$4,420	$-	$39,569	$2,361	$10,141	$561	$13,063	$52,632

Concentration of Credit Risk

TransCommunity has a concentration of loans to borrowers secured by commercial real estate.  At December 31, 2006, loans to these borrowers amounted to $60.6 million, or 40.0% of our consolidated loan portfolio. This compares with $65.5 million and $48.7 million and 48.5 % and 43.4% for the years 2005 and 2004, respectively.

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2006, the allowance for loan losses was $2.1 million, or 1.36% of total loans, as compared to $1.6 million and $1.4 million, or 1.19%, and $1.25% in 2005 and 2004, respectively.

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)

Allowance for loan losses, January 1	$1,602	$1,401	$870	$527	$233
Provision charged to expense	493	266	549	348	294
Loans charged off	(30)	(65)	(18)	(5)	-
Recoveries	-	-	-	-	-
Allowance for loan losses, December 31	$2,065	$1,602	$1,401	$870	$527

Allowance for loan losses to total loans	1.36%	1.19%	1.25%	1.32%	1.42%

Nonperforming assets

At December 31, 2006, TransCommunity had $961 thousand in nonperforming loans.  At December 31, 2005 and 2004, TransCommunity had $165 thousand and $0, respectively, of loans classified as nonperforming.  Loans are placed on nonaccrual status when, in the opinion of management, the collection of principal and interest are considered to be doubtful.  No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status.

The following table contains nonperforming asset information as of the dates indicated.

	At December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands)

Loans past due 90 days and accruing interest	$41	$140	$-	$-	$-
Nonaccrual loans	920	25	-	-	-
Restructured loans	-	-	-	-	-
Total nonperforming loans	961	165	-	-	-
Other real estate owned	-	-	-	-	-
Total nonperforming assets	$961	$165	$-	$-	$-

Allowance for loan losses to nonperforming loans
Allowance for loan losses to total loans	214.86%	970.91%	0.00%	0.00%	0.00%
	1.36%	1.19%	1.25%	1.32%	1.42%

Allocation of the Allowance for Loan Losses

The allowance for loan losses consists of an allocated component and an unallocated component.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific allocations for individual loans.  The unallocated portion of the allowance reflects management's estimate of probable inherent but not specifically identified losses within the portfolio.

The following table shows the allocation of the allowance for loan losses at December 31:

	2006		2005		2004
(dollars in thousands)	Allowance	Percent of total loans	Allowance	Percent of total loans	Allowance	Percent of total loans
Real estate:
Construction	$289	14%	$192	12%	$228	16%
Residential	392	19%	304	19%	270	19%
Commercial	826	40%	769	48%	611	43%
Commercial, industrial and agricultural	413	20%	240	15%	228	16%
Consumer and installment	124	6%	80	5%	50	5%
All other	21	1%	17	1%	14	1%

Total allowance for loan losses	$2,065	100%	$1,602	100%	$1,401	100%

Premises and Equipment

Premises and equipment decreased to $6.7 million at December 31, 2006 from $6.8 million at December 31, 2005, but was up from $6.1 million at December 31, 2004. This decrease for 2006 was primarily attributable to the depreciation of assets.

Deposits

TransCommunity’s deposits increased $18.4 million, or 12.5% during 2006.  A schedule of time deposits by scheduled maturity is shown in the Company’s consolidated balance sheets. Time deposits of $100,000 or more equaled 45.0% of total time deposits at December 31, 2006.

	Average Deposits to Average Rates Paid
(dollars in thousands)
Deposits:	December 31, 2006		December 31, 2005
Demand -	Average balance	Average rate	Average balance	Average rate
Interest bearing	$37,068	1.69%	$38,805	1.13%
Savings	9,778	1.55	9,267	1.20
Time deposits	84,750	4.36	68,876	3.39

Total interest-bearing deposits	131,596	3.40%	116,948	2.47%

The following table presents the maturity schedule of certificates of deposit of $100 thousand or more at the dates indicated:

	December 31
	2006	2005	2004
	(dollars in thousands)

Within 3 months	$8,008	$4,657	$5,171
3-12 months	13,700	8,024	2,589
1-3 years	15,649	5,394	9,379
Over 3 years	6,357	10,098	9,009
Total	$43,714	$28,173	$26,148

Percent of total deposits	26.50%	19.22%	21.14%

Capital

On July 22, 2005, TransCommunity completed the sale of 2.3 million shares of its common stock at $8.00 per share in a registered public offering to a limited number of institutional investors.  The minimum share purchase in the offering was 25,000 shares.  The offering was made through a firm commitment underwriting in which Sandler O’Neill & Partners, L.P. served as the sole manager.  TransCommunity received net proceeds from the offering of approximately $16.8 million after deducting underwriting discounts and expenses.  A portion of the net proceeds from the offering was used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity’s line of credit.  TransCommunity utilized $8.0 million, to provide the initial capital for Bank of Rockbridge, a new bank TransCommunity established in Rockbridge County, Virginia.  Additionally, TransCommunity used $3.3 million of the proceeds from this offering to strengthen the capital position of two of its subsidiary banks.  The remaining proceeds were used to accommodate future growth and for general corporate purposes, which included, among other things, operating expenses of the holding company headquarters.

The Federal Reserve Board, the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Virginia Bureau of Financial Institutions have adopted risk-based capital measures for regulatory purposes to assist in the assessment of capital adequacy.  Management seeks to balance the return on equity to shareholders while satisfying the regulatory standards for risk-based capital ratios.  Management believes, as of December 31, 2006, that the Company and each of its subsidiary banks met all of the minimum regulatory capital requirements and are categorized as “well capitalized”.  At December 31, 2006, the Company had a leverage ratio of 15.86%, a Tier 1 risk-based capital ratio of 17.16% and a total risk-based capital ratio of 18.32%.  The book value of the Company’s common stock at December 31, 2006 was $6.67 per share.

	At December 31,
	2006	2005	2004
	(dollars in thousands)
Tier 1 Capital:
Common stock	$46	$46	$22
Surplus	39,809	39,778	22,567
Accumulated deficit	(9,262)	(9,379)	(7,607)
Net unrealized losses-securities available for sale	(40)	(75)	(44)

Total equity	30,553	30,370	14,938
Less: intangibles/goodwill	136	491	551
Less: net unrealized losses-securities available for sale	(40)	(75)	(44)
Total Tier 1 Capital	30,457	29,954	14,431

Tier 2 Capital:
Allowance for loan losses (1)	2,065	1,602	1,422

Total Tier 2 Capital	2,065	1,602	1,422

Total risk-based capital	$32,522	$31,556	$15,853

Risk-weighted assets	$177,512	$158,379	$104,974

Capital ratios:
Average equity to average assets	15.79%	13.28%	10.67%
Leverage ratio	15.86%	17.59%	11.58%
Tier 1 risk-based capital ratio	17.16%	18.91%	13.75%
Total risk-based capital ratio	18.32%	19.92%	15.10%

(1)

includes allowance for loan losses associated with discontinued operations for 2005 and 2004.

Liquidity and Interest Sensitivity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligation and commitments on a timely basis. TransCommunity is liquid when its subsidiary banks have the cash available to meet borrowing and cash withdrawal requirements of customers and the Bank can pay for current and planned expenditures and satisfy its debt obligations.

TransCommunity subsidiary banks fund loan demand and operation expenses from four primary sources:

•

Net Income.

•

Deposits. TransCommunity can offer new products or change its rate structure in order to increase deposits. In 2006 the Company generated $18.4 million in deposit growth.

•

Sale of securities and overnight funds. At year-end 2006 the company had $13.6 million in securities designated “available for sale”.

•

Borrowings from the Federal Reserve Bank of Richmond.

The Company’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs including current loan commitments, deposit maturities and other obligations.

Off-Balance Sheet Arrangements

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2006:

(dollars in thousands)	Total	Less than one year	1-3 years	3-5 years	After five years

Minimal annual rentals or noncancellable operating leases	2,748	478	900	693	677
Loan Commitments	53,289	24,992	13,668	3,332	11,297

	56,037	25,470	14,568	4,025	11,974

At December 31, 2006, the Company had $53.3 million of off-balance sheet credit exposure in the form of $48.3 million of commitments and $5.0 million of standby letters of credit.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

Interest Rate Risk

Closely related to the concept of liquidity is the concept of interest rate sensitivity (i.e., the extent to which assets and liabilities are sensitive to changes in interest rates). Interest rate sensitivity is often measured by the extent to which mismatches or “gaps” occur in the repricing of assets and liabilities within a given period. Gap analysis is utilized to quantify such mismatches. A “positive” gap results when the amount of earning assets repricing within a given time period exceeds the amount of interest-bearing liabilities repricing within that time period. A “negative” gap results when the amount of interest-bearing liabilities repricing within a given time period exceeds the amount of earning assets repricing within such time period.

TransCommunity’s potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. Based upon the Company’s nature of operations, the Company is not subject to foreign currency exchange. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

The Company monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”) Traditional gap analysis involves arranging the Company’s interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest –bearing liabilities will respond to general changes in market rates, future cash flows and discount rates.

Gap analysis requires estimates as to when individual categories of interest-sensitive assets and liabilities will reprice, and assumes that assets and liabilities assigned to the same repricing period will reprice at the same time and in the same amount. Gap analysis does not account for the fact that repricing of assets and liabilities is discretionary and subject to competitive and other pressures.

The schedule on the following page does not necessarily indicate the impact of general interest rate movements on the Company’s net interest income because the repricing of certain categories of assets and liabilities, for example, prepayments of loans and withdrawal of deposits, is beyond the Company’s control. As a result, certain assets and liabilities indicated as repricing within a stated period may in fact reprice at different times and at different levels.

           SCHEDULE I

TRANSCOMMUNITY FINANCIAL CORPORATION
INTEREST SENSITIVITY ANALYSIS
December 31, 2006
(dollars in thousands)

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:

Loans:
Real estate
Construction	$19,531	$1,817	$-	$21,348
Residential	18,423	8,450	2,134	29,007
Commercial	36,595	22,075	1,901	60,571
Commercial, industrial and agricultural	17,979	12,744	561	31,284
Consumer and installment	5,338	3,266	139	8,743
All other	263	201	-	464

Total Loans (see Note 14)	98,129	48,553	4,735	151,417

Federal funds sold	$1,422	$-	$-	$1,422
Investment securities held to maturity, at cost	15,020	5,400	1,000	21,420
Investment securities available for sale, at fair value	10,317	3,280	-	13,597

Total	$124,888	$57,232	$5,735	$187,855

Sources of Funds:

Demand Deposits -
Interest bearing	$37,850	$-	$-	$37,850
Savings accounts	9,478	-	-	9,478
Time Deposits > $100,000	21,708	22,006	-	43,714
Time Deposits < $100,000	26,694	26,780	7	53,481

Total interest-bearing deposits	95,730	48,786	7	144,523
	-
Federal funds purchased	1,517	-	-	1,517
Note payable	500	-	-	500
				-
Total	$97,747	$48,786	$7	$146,540

Discrete Gap	$27,141	$8,446	$5,728	$41,315
Cumulative Gap	$27,141	$35,587	$41,315

Ratio of Cumulative Gap
to Total Earning Assets	14.45%	18.94%	21.99%

SCHEDULE II

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE YEARS ENDED DECEMBER 31, 2006 2005 AND 2004
(dollars in thousands)

	2006				2005			2004
	Average		Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance		Income/	Rates	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet		Expense	Earned/Paid	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid

ASSETS: (2)

Loans, including fees (1)	$140,049		$12,344	8.81%	$121,030	$9,636	7.96%	$89,925	$6,345	7.06%
Federal funds sold	22,635		1,115	4.93	20,414	678	3.32	7,072	89	1.26
Investments	18,433		826	4.48	17,065	597	3.50	18,302	435	2.38

Total Earning Assets	181,117		14,285	7.89	158,509	10,911	6.88	115,299	6,869	5.96

Allowance for loan losses	(1,790)				(1,553)			(1,106)
Non-earning assets	12,725				13,304			10,430

Total Assets	$192,052	$			$170,260			$124,623

LIABILITIES AND STOCKHOLDERS' EQUITY (2)

Deposits:
Demand -
Interest bearing	$37,068		$627	1.69%	$38,805	$440	1.13%	$25,729	$254	0.99%
Savings	9,778		152	1.55	9,267	111	1.20	7,575	77	1.02
Time deposits	84,750		3,696	4.36	68,876	2,337	3.39	54,243	1,452	2.68

Total deposits	131,596		4,475	3.40	116,948	2,888	2.47	87,547	1,783	2.04

Other borrowed
Funds (1)	7,881		501	6.36	11,168	610	5.46	5,502	211	3.83

Total interest-bearing
Liabilities	139,477		4,976	3.57	128,116	3,498	2.73	93,049	1,994	2.14

Non-interest bearing
Deposits	21,212				18,751			15,081
Other liabilities	1,038				784			3,198

Total liabilities	161,727				147,651			111,328

Stockholders' equity	30,325				22,609			13,295

Total liabilities and
stockholders' equity	$192,052	$			$170,260			$124,623

Net interest earnings			9,309			$7,413			$4,875

Interest spread				4.32%			4.15%			3.82%

Net interest margin				5.14%			4.68%			4.23%

(1) Average balances for certain loans and secured borrowings totaling approximately $7.5 million, $10.1 million and $3.8 million for the years ended December 31, 2006, 2005 and 2004, respectively, were calculated using month-end balances.  All other reported average balances were calculated using daily balances.

(2) Average balances, interest income and interest expense include the results from discontinued operations. See Note 14 in the Consolidated Financial Statements.

SCHEDULE III

TRANSCOMMUNITY FINANCIAL CORPORATION
EFFECT OF RATE-VOLUME CHANGE ON NET INTEREST INCOME
(dollars in thousands)

	2006 compared to 2005			2005 compared to 2004

	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$1,514	$1,194	$2,708	$2,195	$1,096	$3,291
Federal funds sold	74	363	437	168	421	589
Investments	48	181	229	(29)	191	162

Total Earning Assets	1,636	1,738	3,374	2,334	1,708	4,042

Interest Expense:
Demand deposits	(20)	207	187	129	57	186
Savings deposits	6	35	41	17	17	34
Time deposits	539	820	1,359	392	493	885

Total deposits	525	1,062	1,587	538	567	1,105

Other borrowed
Funds	(180)	71	(109)	217	182	399

Total interest-bearing
Liabilities	345	1,133	1,478	755	749	1,504

Net increase (decrease) in
net interest income	$1,291	$605	$1,896	$1,579	$959	$2,538

Note: Volume changes have been determined by multiplying the prior years’ average rate by the change in average balances outstanding.  The rate change is the difference between the total change and the volume change.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company’s primary market risk exposure is interest rate risk.  The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process.  The Board of Directors of each bank delegates responsibility for carrying out asset/liability management policies to the Asset/Liability Committee (“ALCO”) of the Bank.  In this capacity, ALCO develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. Under the new consolidated entity, it is anticipated that this function will be consolidated into the single bank’s operations and the board will establish the same type of ALCO committee to operate for the consolidated investment portfolio using the currently existing guidelines and procedures used by each separately chartered bank.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings.  The flat yield curve that currently exists, has existed now for several years and has forced the banks’ ALCO committees to focus on maintaining a short maturity highly liquid portfolio with a high level of floating investments. This portfolio structure is also necessary to maintain the liquidity for a growing loan portfolio experienced by most of our banking subsidiaries. The chart below summarized the estimated impact on net interest income from interest rate changes as listed based on earning assets and interest bearing liabilities for the years ended 2006 and 2005.

2006
Rate Change	Estimated Net Interest Income Impact
(dollars in thousands)

+ 200 bp	$834
+ 100 bp	419
- 100 bp	(415)
- 200 bp	(831)

2005
Rate Change	Estimated Net Interest Income Impact
(dollars in thousands)

+ 200 bp	$603
+ 100 bp	299
- 100 bp	(308)
- 200 bp	(613)

As market conditions vary from those currently being experienced, the banks, and in the future the consolidated bank, will monitor and make appropriate adjustments to the investment portfolio to address these changes to include, but not be limited to, increasing the duration on the portfolio and converting a larger portion of our investment portfolio from floating to fixed rates.

Item 8.

Financial Statements and Supplementary Data

The consolidated financial statements and related notes are included at the end of this report as Appendix A.

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006.

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

In recognition of the accounting issues noted above, we are centralizing certain operational areas to provide a clearer segregation of responsibilities in connection with loan origination and monitoring activities.  The Company contracted a third party consulting firm to help the Company analyze its alternatives and implement recommended process improvements.  The Company received the consultant’s recommendations at the end of January 2007.  Following receipt of the report of the consultant, the Company’s Board of Directors voted to consolidate its existing bank charters into a single legal entity.

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

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2006, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information regarding the directors of TransCommunity contained under the captions “Election of Directors” and “Board of Directors, Board Committees and Attendance” in TransCommunity’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 29, 2007 (the “2007 Proxy Statement”), is incorporated herein by reference.  The information regarding Section 16(a) beneficial ownership reporting is contained in the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.  The information concerning the executive officers of TransCommunity required by this item is included in Part I of this report under the caption “Executive Officers of the Registrant.”

TransCommunity has adopted a Code of Ethics that applies to all directors, executive officers and employees of TransCommunity and the Banks.

Item 11.

 Executive Compensation

The information regarding executive and director compensation under the caption “Executive Compensation” contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding equity compensation plans under the caption “Securities Authorized for Issuance Under Equity Compensation Plan” contained in the 2007 Proxy Statement is incorporated by reference herein.

The information regarding stock ownership by directors and executive officers under the caption “Beneficial Ownership” contained in the 2007 Proxy Statement is incorporated by reference herein.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

The information regarding certain transactions with directors or executive officers under the caption “Interest of Management and Board in Certain Transactions” contained in the 2007 Proxy Statement is incorporated herein by reference.

Item 14.

Principal Accounting Fees and Services

The information regarding fees and services of TransCommunity’s principal independent accountants for 2005 and 2006, McGladrey & Pullen, LLP, and RSM McGladrey, Inc, (an affiliate of McGladrey & Pullen, LLP) under the captions “Audit Committee Pre-approval Policy” and “Principal Accountant Fees” contained in the 2007 Proxy Statement is incorporated by reference herein.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a)

(1) and (2).  The response to this portion of Item 15 is submitted as a separate section of this report.

(3).  Exhibits:

Exhibit No.

Description of Exhibits

3.1

Articles of Incorporation of TransCommunity (as amended May 25, 2004) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004)

3.2

Bylaws of TransCommunity (as amended April 26, 2006) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006)

10.1*

TransCommunity Bankshares Incorporated 2001 Stock Option Plan (amended and restated effective March 27, 2003) (incorporated by reference to Exhibit 10.2(c) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003)

10.2*

Form of Non-Qualified Stock Option Agreement for Employee (incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005)

10.3*

Form of Non-Qualified Stock Option Agreement for Director (incorporated by reference to Exhibit 10.2(d) to in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005)

10.4*

Employment Agreement between Bank of Powhatan, N.A. and James F. Keller dated July 8, 2003 (incorporated by reference to Exhibit 10.2(g) to the Company’s Quarterly Report on Form 10-QSB dated August 12, 2003)

10.5*

Employment Agreement between Bank of Louisa, N.A. and George D. Yancey dated  April 19, 2004 (incorporated by reference to Exhibit 10.2(h) on the Company’s Registration Statement on Form SB-2 (No. 333-114755) filed with the Securities and Exchange Commission on April 23, 2004)

10.6*

Form of Change in Control Agreement effective June 1, 2006 (for James F. Keller, M. Andrew McLean, George D. Yancey and T. David Grist) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2006)

10.7*

Form of Change in Control Agreement effective January 1, 2007 (for William B. Littreal) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2006)

10.8*

Change in Control Agreement dated January 31, 2007 between TransCommunity and Bruce B. Nolte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007)

10.9*

Base Salaries for named executive officers (filed herewith)

14

Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004)

21

List of Subsidiaries of the Registrant (filed herewith)

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

*   Management contracts and compensatory plans and arrangements.

(b)

Exhibits

The response to this portion of Item 15 as listed in Item 15(a)(3) above is submitted as a separate section of this report.

(c)

Financial Statement Schedules

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION
(Registrant)

By:	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)

By:	/s/ Thomas M. Crowder
Thomas M. Crowder
Chief Accounting Officer
(principal financial and accounting officer)

SIGNATURES (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD F. BOZARD	Director	April 13, 2007
Richard F. Bozard

/s/ THOMAS M. CROWDER	Chief Accounting Officer	April 13, 2007
Thomas M. Crowder

/s/ BRUCE B. NOLTE	Chief Executive Officer and a Director	April 13, 2007
Bruce B. Nolte

/s/ CHRISTOPHER G. MILLER.	Director	April 13, 2007
Christopher G. Miller

/s/ TROY A. PEERY, JR.	Chairman	April 13, 2007
Troy A. Peery, Jr.

/s/ JOHN W. PRETLOW, JR.	Director	April 13, 2007
John W. Pretlow, Jr.

/s/ STUART C. SIEGEL	Director	April 13, 2007
Stuart C. Siegel

/s/ JOHN J. SPONSKI	Director	April 13, 2007
John J. Sponski

/s/ JOHN C. WATKINS	Director	April 13, 2007
John C. Watkins

/s/ ROBIN TRAYWICK WILLIAMS	Director	April 13, 2007
Robin Traywick Williams

/s/ JACK C. ZOELLER	Director	April 13, 2007
Jack C. Zoeller

APPENDIX A

CONTENTS

Page

Report of Independent Registered Public Accounting Firm (McGladrey & Pullen, LLP)

F-2

Report of Independent Registered Public Accounting Firm (S.B. Hoover & Company, L.L.P.)

F-3

Consolidated Balance Sheets  as of December 31, 2006 and 2005

F-4

Consolidated Statements of Operations – Years Ended December 31, 2006, 2005 and 2004

F-5

Consolidated Statements of Changes in Stockholders’ Equity – Years Ended December 31, 2006,

F-6

2005 and 2004

Consolidated Statements of Cash Flows – Years Ended December 31

F-7

2006, 2005 and 2004

Notes to Consolidated Financial Statements

F-8

Report of the Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

TransCommuntiy Financial Corporation

GlenAllen, Virginia

We have audited the accompanying consolidated balance sheets of TransCommunity Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCommunity Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 TransCommunity Financial Corporation and Subsidiaries adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

Richmond, Virginia

April 13, 2007

S.B. HOOVER & COMPANY, L.L.P.

              Certified Public Accountants

 124 Newman Avenue• Harrisonburg, Virginia  22801-4004• (540)434-6736• FAX (540)434-3097

The Board of Directors and Stockholders

TransCommunity Financial Corporation

Richmond, Virginia

We have audited, before the effects of the adjustments for the correction of the error described in Note 25, the consolidated statement of operations, changes in stockholders’ equity, and cash flows of TransCommunity Financial Corporation for the year ended December 31, 2004 (the 2004 financial statements before the effects of the adjustments discussed in Note 25 are not presented herein).  The 2004 consolidated financial statements are the responsibility of the company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, except for the error described in Note 25, the 2004 financial statements present fairly, in all material respects, and the results of operations and its cash flows of TransCommunity Financial Corporation for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

We were not engaged to audit, review or apply any procedures to the adjustments for the correction of the error described in Note 25 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied.  Those adjustments were audited by McGladrey & Pullen, LLP.

S. B. Hoover & Company, L.L.P.

Harrisonburg, Virginia

March 20, 2005 (except for reclassification of discontinued operations as described in Notes 1 and 14, as to which date is April 12, 2007)

Members of the American Institute of Certified Public Accountants and Virginia Society of Certified Public Accountants

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars in thousands)
	2006	2005

Assets

Cash and due from banks	$3,669	$4,132
Federal funds sold	1,422	12,684

Total cash and cash equivalents	5,091	16,816

Securities available for sale, at fair value	13,597	5,355
Securities held to maturity, fair value of $21,286 and $25,722 at December 31, 2006 and 2005, respectively	21,420	25,882

Loans	151,399	134,930
Allowance for loan losses	(2,065)	(1,602)
Total loans, net	149,334	133,328

Premises and equipment, net	6,689	6,841
Other investments	896	536
Assets from discontinued operations, net	88	835
Other assets	1,330	1,055

Total assets	$198,445	$190,648

Liabilities

Deposits:
Demand:
Noninterest bearing	$20,450	$17,253
Interest bearing	37,850	46,144
Savings	9,478	9,471
Time	97,195	73,735

Total deposits	164,973	146,603

Federal funds purchased	1,517	272
Note payable	500	-
Secured borrowings	-	12,515
Accrued interest payable	540	302
Liabilities from discontinued operations, net	10	202
Accrued expenses and other liabilities	352	384

Total liabilities	167,892	160,278

Commitments and Contingencies (Notes 19 and 20)

Stockholders' Equity
Common stock (25,000,000 shares authorized - $.01 par value) 4,581,741 shares issued and outstanding at December 31, 2006 and 2005, respectively	46	46
Additional paid in capital	39,809	39,778
Accumulated deficit	(9,262)	(9,379)
Accumulated other comprehensive loss	(40)	(75)

Total stockholders' equity	30,553	30,370

Total liabilities and stockholders' equity	$198,445	$190,648

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands, except per share data)

	2006	2005	2004

Interest and dividend income
Interest on loans, including fees	$12,366	$9,683	$6,369
Interest on federal funds sold	1,115	678	89
Interest on debt securities - taxable	765	61	413
Dividends on equity securities	61	35	23

Total interest and dividend income	14,307	10,957	6,894

Interest expense
Interest on deposits	4,475	2,888	1,783
Interest on secured borrowings	471	550	112
Interest on other borrowed funds	12	59	99

Total interest expense	4,958	3 ,497	1,994

Net interest income	9,349	7,460	4,900

Provision for loan losses	493	266	549

Net interest income after provision for loan losses	8,856	7,194	4,351

Noninterest income
Bank service charges and fees	1,011	791	762

Total noninterest income	1,011	791	762

Noninterest expense
Salaries and employee benefits	4,711	5,118	4,003
Occupancy expenses	689	614	502
Equipment expenses	600	596	549
Other operating expenses	2,933	3,006	2,347

Total noninterest expense	8,933	9,334	7,401

Income (loss) from continuing operations before income taxes	934	(1,349)	(2,288)
Income tax expense	(15)	-	-

Net Income (loss) from continuing operations	919	(1,349)	(2,288)
Net loss from discontinued operations	(802)	(423)	(293)

Net income (loss)	$117	$(1,772)	$(2,581)

Net income (loss) per share from continuing operations (basic and diluted)	$0.20	$(0.41)	$(1.08)

Net income (loss) per share (basic and diluted)	$0.03	$(0.53)	$(1.22)

Weighted average number of shares outstanding	4,581,741	3,315,479	2,114,275

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(dollars in thousands)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2003	2,068	$-	$21	$19,916	$(5,026)	$(10)	$14,901

Net loss	-	-	-	-	(2,581)	-	(2,581)
Unrealized loss on securities
available for sale	-	-	-	-	-	(34)	(34)
Total comprehensive loss	-	-	-	-	-	-	(2,615)
Subscriptions received	-	2,743	-	-	-	-	2,743
Common stock issued	183	(2,743)	2	2,556	-	-	(185)
Deferred compensation expense	-	-	-	95	-	-	95
Balance,
December 31, 2004	2,251	$-	$23	$22,567	$(7,607)	$(44)	$14,939

Balance,
December 31, 2004	2,251	$-	$23	$22,567	$(7,607)	$(44)	$14,939

Net loss	-	-	-	-	(1,772)	-	(1,772)
Unrealized loss on securities
available for sale	-	-	-	-	-	(31)	(31)
Total comprehensive loss	-	-	-	-	-	-	(1,803)
Subscriptions received		19,040					19,040
Common stock issued	2,343	(19,040)	23	17,307	-	-	(1,710)
Common stock repurchased	(12)	-	-	(172)	-	-	(171)
Deferred compensation expense	-	-	-	76	-	-	76
Balance,
December 31, 2005	4,582	$-	$46	$39,778	$(9,379)	$(75)	$30,370

Balance,
December 31, 2005	4,582	$-	$46	$39,778	$(9,379)	$(75)	$30,370

Net income	-	-	-	-	117	-	117
Unrealized gain on securities
available for sale	-	-	-	-	-	35	35
Total comprehensive income							152
Stock based compensation expense	-	-	-	31	-	-	31
Balance,
December 31, 2006	4,582	$-	$46	$39,809	$(9,262)	$(40)	$30,553

 See accompanying notes to consolidated financial statement.

TRANSCOMMUNITY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars in Thousands)

	2006	2005	2004
Operating activities:
Net income (loss) from continuing operations	$117	$(1,772)	(2,581)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	526	331	654
Amortization of security premiums and accretion of discounts, net	(4)	7	(72)
Depreciation	555	538	418
Deferred compensation expense	-	76	95
Stock-based compensation expense	31	-	-
Loss(Gain) on disposition of property	22	2	(1)
Decrease (increase) in other assets	324	(288)	(194)
Increase (decrease) in accrued interest payable	238	96	-
(Decrease) increase in accrued expenses and other liabilities	(224)	71	242

Net cash provided by (used in) operating activities	1,585	(939)	(1,439)

Investing activities:
Purchase of securities held to maturity	(56,025)	(71,200)	(23,137)
Purchase of securities available for sale	(22,967)	(9,000)	(21,101)
Proceeds from maturities of securities held to maturity	60,500	55,200	30,750
Proceeds from maturities of securities available for sale	14,750	18,500	5,506
Proceeds from sale of securities available for sale	-	3,000	-
Purchase of other investments	(360)	(28)	(150)
Net (increase) decrease in loans	(27,562)	(23,015)	(46,089)
Proceeds from sale of premises and equipment	48	-	2
Purchase of premises and equipment, net	(376)	(1,402)	(1,472)

Net cash used in investing activities	(31,992)	(27,945)	(55,692)

Financing activities:
Net change in federal funds purchased	1,245	(2,005)	1,776
Net proceeds from offering of common stock	-	19,040	2,743
Costs of stock offering	-	(1,710)	(186)
Net other borrowings (repayments)	500	(1,450)	252
Common stock repurchase	-	(173)	-
Net (decrease) increase in secured borrowings	(1,434)	5,296	7,219
Net (decrease) increase in noninterest bearing and interest bearing demand deposits	(5,096)	11,244	24,675
Net increase in savings deposits	7	969	2,676
Net increase in time deposits	23,460	10,729	13,636

Net cash provided by financing activities	18,682	41,940	52,791

Net (decrease) increase in cash and cash equivalents	(11,725)	13,055	(4,340)

Cash and cash equivalents:
Beginning of the period	16,816	3,760	8,100

End of the period	$5,091	$16,816	$3,760

Supplemental disclosures of cash flow information:

Interest paid	$4,737	$3,402	$1,933

Non-cash investing and financing transactions: Transferred of secured borrowing due to loan participation agreement becoming eligible for sales accounting treatment in accordance with Statement 140. (See Notes 9 and 25)	11,081	-	-

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1      NATURE OF OPERATIONS:

TransCommunity Financial Corporation (“TransCommunity” or the “Company”) is a bank holding company whose principal activity is the formation, ownership and operation of independently-managed community banks. TransCommunity’s first subsidiary, the Bank of Powhatan, N.A. (“Bank of Powhatan”), was organized as a national banking association in 1999, and commenced operations on March 20, 2000.  TransCommunity’s second subsidiary, Bank of Goochland, N.A. (“Bank of Goochland”), was organized and incorporated during 2002, and commenced operations on November 25, 2002.  On April 19, 2004, TransCommunity established its third independent community bank in the central Virginia area, the Bank of Louisa, N.A. (“Bank of Louisa”), TransCommunity initially established the Bank of Louisa in July 2003 as a branch of Bank of Powhatan.  The assets and liabilities of this branch office were transferred to Bank of Louisa contemporaneously with the receipt by that bank of its independent national banking charter in April 2004.  On December 11, 2006, TransCommunity commenced the operations of the Bank of Rockbridge, its fourth subsidiary bank (“Bank of Rockbridge” together with Bank of Powhatan, Bank of Goochland, and Bank of Louisa, the “banks”.)

TransCommunity’s subsidiary banks are subject to regulation by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Virginia Bureau of Financial Institution, and the Board of Governors of the Federal Reserve System.  The banks provide general banking services to individuals, small- and medium-size businesses and the professional communities of Powhatan, Goochland, Rockbridge, and Louisa Counties of Virginia and surrounding areas.

On January 1, 2001, the Bank of Powhatan purchased Main Street Mortgage and Investment Corporation (“Main Street”) which became a wholly-owned subsidiary of the bank.  Main Street originated commercial and residential real estate loans for investors throughout the state.  However, in November of 2006, the Board of Directors voted to discontinue the operations of Main Street.

During 2004, TransCommunity applied for and received authority to offer trust services through each of its national bank subsidiaries.  TransCommunity Investment Advisors, Inc., an investment advisory subsidiary, was formed to handle asset management and TransCommunity Investment Services, an insurance agency and investment broker, was established to broaden the scope of financial services available through each of the subsidiary banks.  During the fourth quarter of 2005, the Board of Directors directed management to discontinue the operations of these non-bank activities.

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

The principal estimate that is particularly susceptible to significant change in the near term relates to the allowance for loan losses. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, and current loan collateral values.

In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.  Actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

Principles of consolidation - The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiaries, Bank of Powhatan, Bank of Goochland, Bank of Louisa, Bank of Rockbridge, and Main Street Mortgage and Investment Corporation, Inc., a wholly-owned subsidiary of Bank of Powhatan.  All significant inter-company balances and transactions have been eliminated.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Business segments - SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises’ products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether the information is used in making operating decisions. The accounting policies of the segments are the same as those described in this Note.

Management has determined that the Company has two current reportable segments, “Community Banking and TransCommunity (the holding company).” All of the Company’s subsidiary banks’ activities are interrelated, and each of their activities is dependent and assessed based on how each of the subsidiary bank’s consolidated activities for the Company supports the others. For example, commercial lending is dependent upon the ability of the subsidiary banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the consolidated operations of the subsidiary banks as a consolidated segment. The current operations of the holding company are identified as a segment due to their consolidated support services supplied to the subsidiary banks and the cost related to those support services as an operating unit.

The Company has also reported in the past several operating segments that have been discontinued. These discontinued operating segments within the Company’s operations, although no longer in existence, will be segregated for comparative reasons and to identify the discontinued operations impact on the company’s past operations.

The financial statement information of the parent company is included as a reportable segment.  This segment is principally involved with providing managerial support and the operation of the shared services platform for the other reportable segments.

The following tables present revenues, expenses and net income (loss) for the years 2006 and 2005 and total assets at the respective year-ends for our business segments.  All significant inter-segment accounts and transactions have been eliminated.

	For year ended December 31, 2006
	(dollars in thousands)
	Community Banking	Main Street	Financial Services	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$8,922	$-	$-	$427	$-	$9,349
Provision for loan losses	(493)	-	-	-	-	(493)
Noninterest income	975	-	-	441	(405)	1,011
Noninterest expense	(6,174)	-	-	(3,222)	463	(8,933)
Income tax expense	-	-	-	(15)	-	(15)
Income (loss) from subsidiaries	(802)	-	-	2,428	(1,626)	-
Net income (loss) from continuing operations	2,428	-	-	59	(1,568)	919
Net loss from discontinued operations	-	(802)	-	-	-	(802)

Net income (loss) before taxes	$2,428	$(802)	$-	59	$(1,568)	$117

Total Assets	$198,111	$88	$-	$246	$-	$198,445

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

	For year ended December 31, 2005
	(dollars in thousands)
	Community Banking	Main Street	Financial Services	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$7,305	$-	$-	$155	$-	$7,460
Provision for loan losses	(266)	-	-	-	-	(266)
Noninterest income	678	-	278	312	(477)	791
Noninterest expense	(5,909)	-	(376)	(3,586)	537	(9,334)
Income (loss) from subsidiaries	(84)	-	-	1,347	(1,263)	-
Net income (loss) from continuing operations	1,724	-	(98)	(1,772)	(1,203)	(1,349)

Net loss from discontinued operations	-	(84)	(339)	-	-	(423)

Net income (loss)	$1,724	$(84)	$(437)	(1,772)	$(1,203)	$(1,772)

Total Assets	$178,963	$1,219	$151	$30,559	$(20,244)	$190,648

	For year ended December 31, 2004
	(dollars in thousands)
	Community Banking	Main Street	Financial Services	Trans-Community	Elimi-nations	Consolidated
Net interest income (expense)	$4,949	$-	$-	$(49)	$-	$4,900
Provision for loan losses	(549)	-	-	-	-	(549)
Noninterest income	760	-	8	500	(506)	762
Noninterest expense	(5,352)	-	(68)	(2,555)	574	(7,401)
Income (loss) from subsidiaries	10	-	-	(477)	467	-
Net income (loss) from continuing operations	(182)	-	(60)	(2,581)	535	(2,288)

Net income (loss) from discontinued operations	-	10	(303)	-	-	(293)

Net income (loss)	$(182)	$10	$(363)	(2,581)	$535	$(2,581)

Total Assets	$150,296	$1,492	$-	$16,472	$(17,993)	$150,267

Investment securities - The Company accounts for its investment securities in accordance with SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities.  Investment securities that the Company has the ability and intent to hold to maturity are classified as held-to-maturity and are stated at cost, adjusted for premium amortization and discount accretion.  Securities which are held for indefinite periods of time which management intends to use as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates, changes in prepayment risk, increased capital requirements or other similar factors, are classified as available-for-sale and are carried at fair market value. Net unrealized gains and losses for such securities, net of income tax effect, are charged/credited directly to accumulated other comprehensive income (loss), a component of shareholders’ equity. Securities transactions are accounted for on a trade date basis. Gains or losses on disposition of investment securities are based on the net proceeds and the adjusted carrying amount of the securities sold using the specific identification method.

As of December 31, 2006 and 2005, the Company did not have any foreign investment securities or securities designated as trading account investments.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

SFAS No.133, Accounting for Derivative Instruments and Hedging Activity, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 was amended by SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company’s adoption of SFAS No.133, as amended, did not have a material impact on its financial condition or results of operations. The Company did not have any derivatives at December 31, 2006 and 2005.

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

Loans and allowance for loan losses - Loans that management has the intent and the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unamortized loan fees and loan origination costs and an allowance for loan losses.  The allowance for loan losses is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. The allowance for loan losses is maintained at a level that management considers adequate to provide for credit losses inherent in the loan portfolios at the reporting date. The level of the allowance is based on management’s evaluation of risk of loss in the loan portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year, management makes credit reviews of the loan portfolios designed to identify  any changes in the loans since initial booking impacting their  quality rating.  This review is designed to identify potential changes to the loan loss reserve.

Interest income on loans is credited to operations based upon the principal amount outstanding.  The net amounts of origination fees, origination costs and commitment fees are deferred and recognized over the lives of the related loans and leases as adjustments of yield.  When management believes there is sufficient doubt as to the ultimate collectibility of interest on any loan, the accrual of applicable interest is discontinued.  A loan is generally classified as nonaccrual when principal and interest have consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected.  Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future or are in the process of collection.  In all cases, loans are placed on nonaccrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.

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

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Transfers of Financial Assets - The Company follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125” (“Statement 140”).  Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Goodwill and intangible assets - SFAS No. 141, Business Combinations, requires that the purchase method of accounting be used for all business combinations.. For purchase acquisitions, the Company is required to record assets acquired, including identifiable intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. SFAS No. 142, Goodwill and Other Intangible Assets, prescribes the accounting for goodwill and intangible assets subsequent to initial recognition. The provisions of SFAS No. 142 discontinue the amortization of goodwill and intangible assets with indefinite lives but require at least an annual impairment review, and more frequently if certain impairment indicators are in evidence. The Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

Income taxes - The Company accounts for income taxes under the liability method.  Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that expects to be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.  The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, interest income on nonaccrual loans, depreciation and amortization, difference between book and tax bases of assets acquired and net operating loss carryforwards. The Company and its subsidiaries file a consolidated federal income tax return.

Statements of cash flows - Cash and cash equivalents are defined as the sum of cash on hand, non interest-bearing amounts due from banks and federal funds sold.  Generally, federal funds are sold for a one-day period.

Other real estate owned - Other real estate owned is recorded at lower of cost or market value less costs of disposal.  When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses.  Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value.  Subsequent declines, if any, holding costs and gains and losses on subsequent sale are included in the consolidated statements of operations.  At December 31, 2006 and 2005, the Company held no other real estate owned.

Marketing costs - The Company expenses marketing costs as incurred.  Marketing expenses for the years ended December 31, 2006, 2005, and 2004 were approximately $221 thousand, $428 thousand and $373 thousand, respectively.

Earnings per share - Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period.  Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock.  Stock options for 241,725, 256,325 and 317,375 shares of common stock were not considered in computing diluted earnings per share for 2006, 2005 and 2004, respectively, because they were antidilutive.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Stock based compensation -In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise exchanges its equity instruments for goods and services. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method.  SFAS No. 123R required implementation by the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, TransCommunity implemented SFAS No. 123R using the modified prospective transition method.  By implementing SFAS No. 123R, TransCommunity recorded $31 thousand of additional compensation expense during the year ended December 31, 2006, resulting from the application of fair-value-based accounting to its stock-based compensation programs. See Note 16 for more information about TransCommunity’s stock-based compensation programs.

Comprehensive income (loss) - The Company follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income.  SFAS No. 130 requires the reporting of comprehensive income which includes net income (loss) as well as certain other items that result in a change to shareholders’ equity during the period.

Reclassifications and restatements - Certain reclassifications have been made in the 2004 and 2005 financial statements to conform to the classifications used in 2006.  Additionally, certain restatements were made to 2005 and 2004 financial statements as discussed in Note 25.

New Accounting Pronouncements – In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 changes the accounting for and reporting of a voluntary change in accounting principle and replaces ABP Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Under Opinion No. 20, most changes in accounting principle were reported in the income statement of the period of change as a cumulative adjustment. However, under SFAS 154, a voluntary change in accounting principle must be shown retrospectively in the financial statements, if practicable, for all periods presented. In cases where retrospective application is impracticable, an adjustment to the assets, liabilities and a corresponding adjustment to retained earnings can be made as of the beginning of the earliest period for which retrospective application is practicable rather than being reported in the income statement. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years after December 15, 2005.  The Company does not anticipate this revision will have a material effect on its financial position or results of operations.

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  SFAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.  Adoption of SFAS 155 is required as of the beginning of the first fiscal year beginning subsequent to September 15, 2006.  The Company does not anticipate the adoption of SFAS 155 in January 2007 will have a material effect on its financial position or results of operations.

In March 2006, FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract to be initially measured at fair value, if practicable. SFAS 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period during which the change occurs.  Adoption of SFAS 156 is required as of the beginning of the first fiscal year beginning subsequent to September 15, 2006.  Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.  The Company does not anticipate the adoption of SFAS 156 in January 2007 will have a material effect on its financial position or results of operations.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurement”, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard also responds to investors’ requests for more information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for financial years beginning after November 15, 2007, and interim periods within those years. SFAS No. 157 is effective for the Company for years beginning after January 1, 2008, and interim periods within that year. The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In June 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this interpretation is encouraged if the enterprise has not yet issued financial statements, including interim statements, in the period this interpretation is adopted. TransCommunity has evaluated FIN 48 and concluded that the adoption of this interpretation will have no material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.   This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157 “Fair Value Measurement.” The Company is currently in the process of evaluating the impact that the adoption will have on its consolidated financial position and results of operations.

NOTE 3

RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Banks are required to maintain average cash balances on hand or with the Federal Reserve Bank.  At December 31, 2006, these reserve balances amounted to $190 thousand. At December 31, 2005, these reserve balances amounted to $173 thousand.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4

INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

Securities Available for Sale
December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$7,213	$-	$(7)	$7,206
U.S. Agency notes	6,424	-	(33)	6,391

Total Securities Available for Sale	$13,637	$-	$(40)	$13,597

Securities Held to Maturity
December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$13,008	$-	$(12)	$12,996
U.S. Agency notes	8,412	-	(122)	8,290

Total Securities Held to Maturity	$21,420	$-	$(134)	$21,286

Securities Available for Sale
December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency notes	5,430	-	$(75)	5,355

Total Securities Available for Sale	$5,430	$-	$(75)	$5,355

Securities Held to Maturity
December 31, 2005
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Agency discount notes	$19,482	$-	$(11)	$19,471
U.S. Agency notes	6,400	-	(149)	6,251

Total Securities Held to Maturity	$25,882	$-	$(160)	$25,722

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4

INVESTMENT SECURITIES (Continued):

The amortized cost and fair value of investment securities at December 31, 2006, by contractual maturity, are shown in the following schedule.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due within one year	$10,329	$10,317	5.08%
Due after one year through five years	3,308	3,280	4.56%
Due after five years through ten years	-	-	-

Total Securities Available for Sale	$13,637	$13,597	4.95%

Securities Held to Maturity
Due within one year	$15,020	$15,008	5.10%
Due after one year through five years	5,400	5,294	3.90%
Due after five years through ten years	1,000	984	4.73%

Total Securities Available for Sale	$21,420	$21,286	4.79%

At December 31, 2006 and 2005 gross unrealized losses totaled $174 thousand and $235 thousand, respectively.  Securities in an unrealized loss position at December 31, 2006 and 2005 are shown below.

Securities Available for Sale
(dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$4,990	(4)	$1,401	$(29)	$6,391	$(33)
US Agency discount notes	7,206	(7)	-	-	7,206	(7)

Total	$12,196	$(11)	$1,401	$(29)	$13,597	$(40)

Securities Held to Maturity
(dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$1,999	(1)	$6,291	$(121)	$8,290	$(122)
US Agency discount notes	12,996	(12)	-	-	12,996	(12)

Total	$14,995	$(13)	$6,291	$(121)	$21,286	$(134)

	Less than 12 months		12 months or more		Total
December 31, 2005	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
US Agency notes	$5,066	59	$6,540	$164	$11,606	$223
US Agency discount notes	19,471	12	-	-	19,471	12

Total	$24,537	$71	$6,540	$164	$31,077	$235

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4

INVESTMENT SECURITIES (Continued):

The 2006 unrealized loss is the aggregate of 20 U.S. Agency notes, of which 11 have a continuous loss period of more than 12 months.  The 2005 unrealized loss is the aggregate of 18 U.S. Agency notes, of which 11 have a continuous loss period of more than 12 months.  The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.  No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

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

The carrying amount (which approximates fair value) of securities pledged by the banks to secure public deposits amounted to $11.3 million and $11.8 million at December 31, 2006 and 2005, respectively.

TransCommunity’s subsidiary banks are required to hold stock in the Federal Reserve Bank.  The investment in Federal Reserve Bank stock is recorded at cost of $831 thousand and $536 thousand as of December 31, 2006 and 2005, respectively.  The Company also held $65 thousand in Virginia Bankers Association Title Insurance Company Stock at year end 2006, which are classified as “Other Investments” in the Consolidated Balance Sheet.

NOTE 5

LOANS:

Loans receivable outstanding at December 31, 2006 and 2005 are summarized as follows:

	At December 31,
	2006	2005
	(dollars in thousands)
Real estate:
Construction	$21,348	$16,041
Residential	29,007	25,147
Commercial	60,571	65,470
Commercial, industrial and agricultural	31,284	20,205
Consumer and installment	8,725	7,436
All other	464	631

Total Loans	$151,399	$134,930

At December 31, 2006 and 2005, the total recorded investment in loans in nonaccrual status amounted to $920 thousand and $25 thousand, respectively, and the total recorded investment in loans past due 90 days or more and still accruing interest amounted to approximately $41 thousand and $140 thousand, respectively.  These nonaccrual and past due loans consist of smaller balance homogenous loans that are collectively evaluated for impairment.

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

The aggregate amount of loans to such related parties at December 31, 2006 and 2005 was as follows:

(dollars in thousands)	2006	2005
Beginning balance	$7,659	$4,449
Add: Advances	8,659	6,024
Less: Repayments	8,580	2,814
Ending balance	$7,738	$7,659

NOTE 6

ALLOWANCE FOR LOAN LOSSES:

A summary of the changes in the allowance for the loan losses is shown in the following schedule:

	At December 31,
	2006	2005	2004
	(dollars in thousands)

Allowance for loan losses, January 1	$1,602	$1,401	$870
Provision charged to expense	493	266	549
Net loans charged off	(30)	(65)	(18)
Allowance for loan losses, December 31	$2,065	$1,602	$1,401

Allowance for loan losses to total loans	1.36%	1.19%	1.25%

NOTE 7

PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 2006 and 2005 are summarized as follows:

	At December 31,
	2006	2005
	(dollars in thousands)

Land and improvements	$1,722	$1,722
Buildings	4,243	4,164
Furniture and equipment	2,788	2,559
Construction in progress	37	12
	8,790	8,457

Accumulated depreciation	(2,101)	(1,616)

Net premises and equipment	$6,689	$6,841

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7

PREMISES AND EQUIPMENT (Continued):

The depreciation expense on premises and equipment for 2006, 2005 and 2004 was $555 thousand, $538 thousand and $418 thousand, respectively.

Construction in progress at December 31, 2006 includes blueprint plans to add on to the current Bank of Powhatan structure.

Construction in progress at December 31, 2005 included leasehold improvements to the Bank of Powhatan which were completed during 2006.

NOTE 8

TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100 thousand was $43.7 million and $28.2 million at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)

2007	$48,401
2008	21,722
2009	11,486
2010	9,642
2011	5,944

Total	$97,195

NOTE 9

NOTES PAYABLE AND SECURED BORROWINGS:

Notes Payable - On July 21, 2006, Main Street Mortgage and Financial Corporation entered into a $500 thousand unsecured revolving line of credit fully guaranteed by TransCommunity.  This fully drawn line of credit, due upon demand, required monthly interest only payments based on the prime rate as published by the Wall Street Journal, which was 8.25% at December 31, 2006.  Interest was paid as agreed by Main Street until year-end 2006, when it discontinued operations and TransCommunity assumed the note.  During 2006, interest expense associated with this line of credit was $18 thousand and is included in the results of discontinued operations.  Starting January 2007, Transcommunity continued interest payments until March 2007, when the note was paid in full.

Secured Borrowings - Secured borrowings amounted to $12.5 million at December 31, 2005. Pursuant to SFAS Statement 140, certain loan participation agreements did not qualify for sale accounting due to buyback provisions included within the agreement, thus the Company had not surrendered control over the transferred loans and had accounted for the transfers as secured borrowings.  During September 2006, the Company amended all participation loan agreements such that as of September 29, 2006, all loan participation agreements became eligible for sale accounting in accordance with Statement 140 and as a result the secured borrowings were short-term in nature.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10

CAPITAL STOCK:

TransCommunity is authorized to issue up to 25,000,000 shares of common stock, $.01 par value per share, and up to 5,000,000 shares of preferred stock, $.01 par value per share.  At December 31, 2006 and December 31, 2005 TransCommunity had 4,581,741 shares of common stock issued and outstanding, respectively.  On the same dates no shares of preferred stock were issued or outstanding.

During the period June 2004 to February 2005, TransCommunity sold 225,528 shares of common stock in a non-underwritten public offering, at a purchase price of $15 per share.  Additionally, 100 shares of common stock were issued in 2005 in connection with an option exercise by one option holder.  These shares were issued at an option exercise price of $10.00 per share.  In July 2005, TransCommunity sold 2,300,000 shares of common stock in an underwritten public offering to a limited number of institutional investors at a purchase price of $8.00 per share.  The minimum share purchase requirement in the offering was 25,000 shares per investor.

In November 2005, TransCommunity repurchased 11,500 shares of common stock sold in the 2004-2005 non-underwritten offering from one person residing in a jurisdiction in which such shares had not been properly registered for sale.  The shares were repurchased at the original issue price at $15 per share.

NOTE 11

DIVIDEND LIMITATIONS:

A principal source of funds for TransCommunity in future years is anticipated to be dividends paid by its subsidiary banks. Dividends paid by the banks are limited by banking regulations. Approval of the Comptroller of the Currency is required if the dividends declared by a national bank, in any year, exceed the sum of (1) net income for the current year and (2) income, net of dividends, for the preceding two years.  No dividends were paid to TransCommunity in 2006.

In January of 2007, the Bank of Powhatan and the Bank of Goochland each paid TransCommunity a $300 thousand dividend out of their respective retained earnings.

TransCommunity may not pay a dividend while there is an accumulated deficit.

NOTE 12

INCOME TAXES:

The components of income tax expense are as follows:

	Year Ended December 31,
(dollars in thousands)	2006	2005	2004

Current expense	$15	$-	$-
Deferred expense	-	-	-

Net income tax expense	$15	$-	$-

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12

INCOME TAXES (Continued):

The components of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	At December 31,
(dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for loan loss	$558	$533
Organization costs	-	16
Charitable contribution carryover	27	25
Stock compensation award	-	81
Stock based compensation	12	-
Goodwill	81	-
Net operating loss carryforwards	2,904	2,816
Alternative minimum tax credit	15
Unrealized loss on available for sale securities	13	25

Total deferred tax asset	3,610	3,496

Less: Valuation allowance	(3,387)	(3,203)

	223	293

Deferred tax liabilities:
Goodwill	-	29
Depreciation	223	264
Net deferred tax asset	$-	$-

The following table summarizes the differences between the actual income tax benefit and the amounts computed using the federal statutory tax rates:

	At December 31,
(dollars in thousands)	2006	2005	2004

Income tax expense (benefit) at the applicable federal tax rate	$45	$(602)	$(878)
Change in valuation allowance for deferred taxes	184	589	869
True up of prior year net deferred tax assets	(251)	-	-
Nondeductible expenses	22	13	9
Alternative minimum tax	15	-	-

Income tax expense (benefit).	$15	$-	$-

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12

INCOME TAXES (Continued):

At December 31, 2006, TransCommunity had total net operating loss carryforwards of $7.5 million which begin to expire after December 31, 2020.

For the year ended December 31, 2006, TransCommunity generated taxable income of $1 million which is fully offset by available net operating losses generated in prior years.  However, as a result of a 90% limitation with respect to deducting alternative minimum tax net operating loss carryovers, TransCommunity’s current expense for income taxes for the year ended December 31, 2006 is $15 thousand in alternative minimum tax.  TransCommunity may be subject to the alternative minimum tax in future years.

The net deferred tax assets at December 31, 2006 and 2005, consisted primarily of the tax effect of net operating loss carryforwards incurred in years after December 31, 2000.  The net deferred tax assets recognized, at December 31, 2006 and 2005, are fully offset by a valuation allowance since, at this time, there is insufficient evidence to conclude that TransCommunity will produce continuing and sufficient taxable income in the future to utilize its net operating losses and other deductible temporary differences.

The Company issued common stock in 2002 and 2005 resulting in a more than 50% change in ownership.  As a result, utilization of certain of the Company's net operating losses incurred in the periods prior to the changes are limited under Internal Revenue Code §382 as to the amount that can be used to offset taxable income in subsequent years.  In 2005, the Company incurred approximately $656 thousand of net operating loss after the change of control.   Taxable income in future years that exceed the annual §382 limit and the post change of control net operating loss will be taxed at regular corporate tax rates.

NOTE 13

CONCENTRATION OF CREDIT RISK:

Most of the banks’ loans are made to customers in the banks’ trade areas.  Accordingly, the ultimate collectibility of the banks’ loan portfolio is susceptible to changes in local economic conditions.  The types of loans made by the banks are described in Note 5.  Collateral required by the banks is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower.  TransCommunity has a concentration of loans secured by real estate.  At December 31, 2006, real estate loans represented 73.3% of the loans in the consolidated portfolio. Real estate lending by the banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans.

The Company maintains deposits at other high credit quality commercial banks that may, at times, exceed federally insured limits.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14  SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS:

(Loss) Gain for discontinued operations (in thousand dollars)

	Years Ended December 31,
	2006	2005	2004

Main Street	$(802)	$(84)	$10
Financial Services	-	(339)	(303)
	$(802)	$(423)	$(293)

Financial data for discontinued operations - Main Street Mortgage (in thousand dollars)
	Years Ended December 31,
	2006	2005	2004

Interest Income	$6	$16	$36
Interest Expense	(46)	(63)	(61)
Net Interest Income (Expense)	(40)	(47)	(25)
Provision for Loan Losses	(33)	(64)	(105)
Net Interest Income (Expense) after Provision	(73)	(111)	(130)
Noninterest Income	1,881	3,983	3,351
Salaries and employee benefits	(1,723)	(3,091)	(2,544)
Occupancy expenses	(177)	(226)	(182)
Equipment costs	(107)	(116)	(97)
Other operating expenses	(603)	(523)	(388)
Gain (loss) from discontinued operations	$(802)	$(84)	$10

Cash	$-	$-	$-
Loans Receivable	18	69	213
Premises and Equipment	67	164	206
Other Assets	3	602	601
Total Assets	$88	$835	$1,020
Note Payable	$-	$-	$-
Accrued Expenses and Other Liabilities	10	202	291
Total Equity	78	633	729
Total Liabilities and Equity	$88	$835	$1,020

Summary financial data for discontinued operations - Financial Services (in thousand dollars)
	Years Ended December 31,
	2006	2005	2004

Noninterest Income	-	29	11
Salaries and employee benefits	-	(288)	(212)
Occupancy expenses	-	(30)	(43)
Equipment costs	-	(4)	(8)
Other operating expenses	-	(46)	(51)
Gain (loss) from discontinued operations	-	(339)	(303)

Financial Services reported no assets or liabilities in either 2005 or 2004.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15

GOODWILL:

During the second quarter of 2006, TransCommunity completed an impairment test of its goodwill in accordance with the specific requirements of SFAS No. 142 “Goodwill and Other Intangible Assets”.  This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.  Based on second quarter personnel changes and a continued deterioration of the financial condition of Main Street Mortgage, the Company believed the $321 thousand of goodwill reported as other assets associated with the acquisition of Main Street Mortgage should be tested for impairment.  The Company used a valuation approach which included comparisons of historical forecasts to actual results and earnings forecasts for the next year to determine if the fair value of the subsidiary exceeded the book value.  Because goodwill is defined as the excess of the cost of an acquired entity over the fair value of all identifiable tangible and intangible assets acquired and the liabilities assumed, the Company was required to calculate the fair value of such assets and liabilities for Main Street.  Through this process, the Company concluded that the entire $321 thousand of goodwill was impaired and this amount was charged to operating expenses during the second quarter of 2006.

NOTE 16

STOCK OPTION PLAN:

Under the Company’s Stock Option Plan (the “Plan”), the Company may grant options to its directors, officers and employees for up to 330,000 of common stock.  Annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director.  Both incentive stock options and non-qualified stock options may be granted under the plan.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires that compensation cost relating to share-based payment transactions be recognized in the financial statements with measurement based upon the fair value of the equity or liability instruments issued.

The Plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001.  This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan became a subsidiary of TransCommunity.  The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. The exercise price may not be less than 100% of the fair market value of the shares on the grant date.  Unless the Stock Option Committee determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date.  Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity.  All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16

STOCK OPTION PLAN (Continued):

The following table illustrates the effect on net loss and loss per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plan.

(dollars in thousands)	2005	2004

Net income (loss), as reported	$(1,772)	$(2,581)
Deduct: total stock-based
employee compensation
expense determined under
fair value based method	(144)	(346)

Pro Forma Net Income (Loss)	$(1,916)	$(2,927)

Earnings (Loss) per Share:
Basic and diluted - as reported	$(0.53)	$(1.22)

Basic and diluted - pro forma	$(0.58)	$(1.38)

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions:

	For the years ended
	2006	2005	2004

Expected volatility	0.7%	N/A	N/A
Expected dividend	0	N/A	N/A
Expected term (years)	10	N/A	N/A
Risk free rate	4.4%	N/A	N/A

The expected volatility is based on historical volatility of comparable peer banks.  The risk free interest rates for periods within the contractual life of the awards are based on the U. S. Treasury yield curve at the time of the grant.  The expected life is based on the historical exercise experience.  The dividend yield assumption is based on the Company’s history and expectation of dividend payouts.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16

STOCK OPTION PLAN (Continued):

A summary of the options granted is shown in the following table:

	2006		2005		2004
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	256,325	$ 10.00	317,375	$ 10.00	318,675	$ 10.00
Granted	5,000	$ 7.65	-		-
Forfeited	(167)	$ 10.00	-		-
Exercised	-		(100)	$ 10.00	-
Expired	(14,433)	$ 10.00	(60,950)	$ 10.00	(1,300)	$ 10.00

Outstanding at end of the year	246,725	$ 9.95	256,325	$ 10.00	317,375	$ 10.00
Options exercisable at end of year	241,358	$ 9.95	245,593	$ 10.00	161,275	$ 10.00
Weighted-average fair value per option of options granted during the year	$ 2.70		$ -		$ -
Weighted average remaining contracted life for outstanding and exercisable shares at December 31

	72 months		84 months		96 months

The total intrinsic value of the options outstanding and exercisable as of December 31, 2006, was $7 thousand, which is related solely to options granted in 2006.  As of December 31, 2006, there was $5 thousand of total unrecognized compensation expense related to nonvested options, respectively, which will be recognized over a weighted-average period of 3.5 months.

The following table summarizes nonvested restricted shares outstanding as of December 31, 2006 and the related activity during the year:

Nonvested Shares	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	15,565	$ 10.00
Granted	5,000	$ 7.65
Less: Vested	15,031	$ 9.22
Forfeited	167	$ 10.00
Nonvested at December 31, 2006	5,367	$ 10.00

The Board awarded a former executive 25,000 “restricted” shares of TransCommunity stock.  The shares became fully vested on December 31, 2005.  The compensation cost related to the restricted stock award was expensed over the requisite service period.  Deferred compensation expense of $0, $76 thousand, and $95 thousand was recorded for 2006, 2005, and 2004, respectively.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Quantitative measures are established by bank regulations to ensure capital adequacy. The Banks are required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).  At December 31, 2006 and 2005, management believes that the Company and the Banks met all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios for the years ended December 31, 2006 and 2005 for the Company and the Banks are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$32522	18.32%	$14201	8.00%	$	N/A
Bank of Powhatan	$8425	12.85%	$5244	8.00%		$6555	10.00%
Bank of Goochland	$10611	13.07%	$6494	8.00%		$8117	10.00%
Bank of Louisa	$5193	18.29%	$2271	8.00%		$2839	10.00%
Bank of Rockbridge	$7919	361.60%	$175	8.00%		$219	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$30457	17.16%	$7100	4.00%	$	N/A
Bank of Powhatan	$7595	11.59%	$2622	4.00%		$3933	6.00%
Bank of Goochland	$9722	11.98%	$3247	4.00%		$4870	6.00%
Bank of Louisa	$4922	17.34%	$1135	4.00%		$1703	6.00%
Bank of Rockbridge	$7914	361.37%	$88	4.00%		$131	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$30457	15.86%	$7677	4.00%	$	N/A
Bank of Powhatan	$7595	10.77%	$2821	4.00%		$3526	5.00%
Bank of Goochland	$9722	11.31%	$3437	4.00%		$4296	5.00%
Bank of Louisa	$4922	15.97%	$1232	4.00%		$1541	5.00%
Bank of Rockbridge	$7914	92.42%	$343	4.00%		$428	5.00%

As of December 31, 2005:
Total Capital (to Risk Weighted Assets):
Consolidated	$31556	19.92%	$11668	8.00%	$	N/A
Bank of Powhatan	$7523	12.72%	$4752	8.00%		$5940	10.00%
Bank of Goochland	$7204	10.16%	$4774	8.00%		$5968	10.00%
Bank of Louisa	$5059	19.94%	$1925	8.00%		$2406	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$29954	18.91%	$5834	4.00%	$	N/A
Bank of Powhatan	$6780	11.46%	$2376	4.00%		$3564	6.00%
Bank of Goochland	$6536	9.22%	$2387	4.00%		$3581	6.00%
Bank of Louisa	$4812	18.96%	$962	4.00%		$1444	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$29954	17.59%	$6386	4.00%	$	N/A
Bank of Powhatan	$6780	9.55%	$2840	4.00%		$3551	5.00%
Bank of Goochland	$6536	9.12%	$2483	4.00%		$3103	5.00%
Bank of Louisa	$4812	16.13%	$1173	4.00%		$1467	5.00%

As of March 31, 2007, the most recent date of notification, the Office of the Comptroller of the Currency categorized all TransCommunity subsidiary national banks as Well Capitalized under the regulatory framework for prompt corrective action.  To be categorized as Well Capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as shown in the above table. There are no conditions or events since this date that management believes have changed the category of any of its subsidiary banks.

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

TransCommunity has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments.  The estimation methodology used, the estimated fair values and the recorded carrying value of financial instruments at December 31, 2006 and 2005 are as follows:

	December 31, 2006		December 31, 2005
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(dollars in thousands)		(dollars in thousands)
Financial assets:
Cash and due from banks	$3,669	$3,669	$4,132	$4,132
Federal funds sold	1,422	1,422	12,684	12,684
Investment securities	34,883	35,017	31,077	31,237
Other Investments	896	896	536	536
Loans, net	149,233	149,334	134,693	133,328
Accrued interest receivable	874	874	808	808

Financial liabilities:
Demand deposits:
Noninterest bearing	$20,450	$20,450	$17,253	$17,253
Interest bearing	37,850	37,850	46,144	46,144
Savings deposits	9,478	9,478	9,471	9,471
Time deposits	95,128	97,195	74,999	73,735
Federal funds purchased	1,517	1,517	272	272
Secured borrowings	-	-	12,515	12,515
Notes payable	500	500	-	-
Accrued interest payable	540	540	302	302

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

Financial instruments whose contract amounts represent credit risk were as follows (dollars in thousands):

	December 31,

	2006	2005

Commitments to extend credit	$48,263	$34,532
Standby letters of credit	5,026	4,370

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

NOTE 20

COMMITMENTS AND CONTINGENT LIABILITIES:

TransCommunity has entered into a master agreement with a third party to provide data processing services to the Company and its subsidiary banks.  This agreement is for an initial period of 48 months.  Unless written notice of non-renewal is provided by either party at least 180 days before expiration of any term, the agreement shall automatically renew for a period of 4 years.  The current monthly expense associated with these agreements is approximately $53 thousand and is based principally on the level of accounts at each subsidiary bank.

The Company and its subsidiaries lease banking facilities and other office space under operating leases that expire at various dates through 2014 and that contain certain renewal options.  Total rent expense for office and equipment for the years ended December 31, 2006, 2005, and 2004 amounted to $496 thousand, $623 thousand, and $531 thousand respectively.

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2006, pertaining to premises, future minimum rent commitments under various operating leases are as follows:

dollars in thousands
2007	$478
2008	448
2009	452
2010	409
2011	284
Thereafter	677
$2,748

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21

OTHER OPERATING EXPENSES:

	2006	2005	2004
Other Operating Expenses	(dollars in thousands)

Charitable contributions	$14	$14	$13
Consulting fees	134	170	40
Legal and Accounting Fees	815	917	427
Data Processing Fees	699	362	334
OCC and FDIC assessment	97	88	73
Other insurance	62	44	25
Subscriptions and membership dues	42	47	36
Training and personnel development	38	76	56
Travel, meals and entertainment	93	115	91
Other	939	1,173	1,252
Total	$2,933	$3,006	$2,347

NOTE 22

PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

TRANSCOMMUNITY FINANCIAL CORPORATION
PARENT COMPANY ONLY
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars in thousands)
	2006	2005
Assets

Cash and due from banks	$393	$178
Federal funds sold	12	11,639

Total cash and cash equivalents	405	11,817

Property and equipment, net	295	375
Investment in subsidiaries	30,477	17,376
Due from subsidiaries	6	931
Other assets	92	61

Total assets	$31,275	$30,560

Liabilities

Note payable	$500	$-
Accounts payable	-	180
Accrued expenses and other liabilities	222	10

Total liabilities	722	190

Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,581,741 shares issued and outstanding at December 31, 2006 and 2005, respectively	46	46
Additional paid in capital	39,809	39,778
Accumulated deficit	(9,262)	(9,379)
Accumulated other comprehensive loss	(40)	(75)

Total stockholders' equity	30,553	30,370
Total liabilities and stockholders' equity	$31,275	$30,560

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22

PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

TRANSCOMMUNITY FINANCIAL CORPORATION
PARENT COMPANY ONLY
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands)

	For the years ended December 31,
	2006	2005	2004

Income
Interest income	$429	$207	$18
Dividends from subsidiaries	-	770	560
Bank administration fee income	405	312	195
Recovery of start-up costs from subsidiary	3	-	230
Other	32	-	75
Total income	869	1,289	1,078

Expenses
Salaries and employee benefits	1,614	1,978	1,381
Consulting fees	75	113	128
Legal and accounting fees	679	614	237
Equipment expenses	164	137	177
Rent	330	341	173
Advertising and public relations	88	91	80
Other operating expenses	274	363	379
Total expense	3,224	3,637	2,555

Net loss before income taxes	(2,355)	(2,348)	(1,477)
Income tax expense	(15)	-	-

Loss before undistributed earnings (loss) of subsidiaries	(2,370)	(2,348)	(1,477)

Undistributed earnings (loss) of subsidiaries - continuing operations	3,289	999	(811)
Undistributed earnings (loss) of subsidiaries - discontinued operations	(802)	(423)	(293)

Net Income (Loss)	$117	$(1,772)	$(2,581)

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22

PARENT CORPORATION ONLY FINANCIAL STATEMENTS (Continued):

TRANSCOMMUNITY FINANCIAL CORPORATION
PARENT COMPANY ONLY
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars in thousands)
	For the years ended December 31,
	2006	2005	2004

Operating activities:
Net loss	$117	$(1,772)	$(2,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	100	81	61
Undistributed (earnings) loss of subsidiaries - continuing operations	(3,289)	(999)	811
Undistributed (earnings) loss of subsidiaries - discontinued operations	802	423	293
Deferred compensation expense	-	76	95
Stock Based compensation	31	-	-
Loss (Gain) on disposition of property	9	-	-
Net change in:
Other assets	(31)	(23)	40
Accounts payable	(180)	97	5
Accrued expenses and other liabilities	212	8	(3)

Net cash used in operating activities	(2,229)	(2,109)	(1,279)

Investing activities:
Investment in subsidiaries	(10,578)	(2,000)	(5,500)
Decrease in due from subsidiaries	925	(575)	(376)
Proceeds from sales of securities available for sale	-	3,000	-
Proceeds from maturities of securities available for sale	-	3,000	-
Purchases of securities available for sale	-	(6,000)	-
Proceeds from the sale of premises and equipment	1	-	35
Payments for the purchase of premises and equipment	(31)	(78)	(265)

Net cash provided by investing activities	(9,683)	(2,653)	(6,106)
Financing activities:
Proceeds from offering of common stock, net	-	17,330	2,557
Proceeds from line of credit	500	-	450
Repayment of line of credit	-	(1,450)	-
Common stock repurchase	-	(172)	-

Net cash provided by financing activities	500	15,708	3,007

Net (decrease) increase in cash and cash equivalents	(11,412)	10,946	(4,378)
Cash and cash equivalents:
Beginning of the period	11,817	871	5,249

End of the period	$405	$11,817	$871
Supplemental disclosures of cash flow information:
Interest paid	$2	$51	$67

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23

DEFINED CONTRIBUTION PENSION PLAN:

TransCommunity has a defined contribution pension plan in the form of a 401(k) plan (the “401(k) Plan”) covering substantially all of its employees.  Under the 401(k) Plan, employees can contribute pretax salary dollars subject to Internal Revenue Service ceilings.  TransCommunity matches the up to 4% of salaries contributed by their employees and additionally contributes 5% of compensation regardless of what the employee contributes.  Total expenses for the 401(k) Plan for the years ended December 31, 2006, 2005, and 2004 was $410 thousand, $554 thousand, and $370 thousand, respectively.

NOTE 24

SUBSEQUENT EVENTS

On January 30, 2007, the holding company received an annual dividend of $300 thousand each from Bank of Powhatan and Bank of Goochland from each bank’s reported 2006 net profits.

NOTE 25

CORRECTION OF AN ERROR

On August 11, 2006, the Company concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 should not be relied upon because of errors in those statements.  The Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004. During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties and thus the loan transfers did not qualify for sale accounting treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by SFAS No. 140.

On January 22, 2007, the Company filed an amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

A summary of the restatements of the accompanying financial statements is as follows:

	As previously reported	Correction	As amended
	(Dollars in thousands)
For the year ended December 31, 2005:
Loans	$122,415	$12,515	$134,930
Secured borrowings	-	12,515	12,515

Interest on loans, including fees	$9,133	$550	$9,683
Interest on secured borrowings	-	550	550
For the year ended December 31, 2004:
Interest on loans, including fees	$6,257	$112	$6,369
Interest on secured borrowings	-	112	112

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26     LITIGATION:

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

At the present time, the case is in the early stages, there has been no discovery, and accordingly, the Company, with advice from its legal counsel, cannot conclude on the outcome or estimate any potential loss.

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

The Company believes, with advice from its legal counsel, insofar as it concerns the Company, Mr. Minter’s suit is without merit.

The Company has moved for a dismissal; has brought claims against Mr. Minter for breach of fiduciary duty related to his use of confidential Company information for personal gain; and has removed him from the board of the Bank.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

 A summary of unaudited selected quarterly financial data for the two years ended December 31, 2006 and 2005 is presented below.

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(dollars in thousands)

Summary results of operations data:
Interest income	$3,225	$3,436	$3,778	$3,868
Interest expense	1,096	1,107	1,353	1,402
Net interest income	2,129	2,329	2,425	2,466
Provision for loan losses	52	92	167	182
Net interest income after provision
for loan losses	2,077	2,237	2,258	2,284
Noninterest income	238	299	232	242
Noninterest expense	2,280	2,172	2,233	2,248
Income - continuing operations	35	364	257	278
Income tax expense	-	-	-	15

Net income (loss) - continuing operations	35	364	257	263
Net loss - discontinued operations	(158)	(334)	(159)	(151)

Net (loss) income	(123)	30	98	112

(Loss) earnings per share	$ (0.03)	$ 0.01	$ 0.02	$ 0.03

	For the Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(dollars in thousands)

Summary results of operations data:
Interest income	$2,250	$2,535	$2,927	$3,245
Interest expense	706	833	893	1,065
Net interest income	1,544	1,702	2,034	2,180
Provision for loan losses	49	58	88	71
Net interest income after provision
for loan losses	1,495	1,644	1,946	2,109
Noninterest income	128	145	124	394
Noninterest expense	1,981	2,307	2,104	2,942

Net loss - continuing operations	(358)	(518)	(34)	(439)
Net loss - discontinued operations	(115)	(84)	(38)	(186)

Net loss	(473)	(602)	(72)	(625)

(Loss) per share	$ (0.21)	$ (0.26)	$ (0.02)	$ (0.04)

The table shown above presents the effects of discontinued operations of Main Street and Financial Services that were not previously reported in Form 10-QSB for 2005, and the effects of discontinued operations of Main Street reported on Form 10-Q in 2006.