Form 10-Q
period 2007-03-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2007-05-15
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the registrant’s common stock at the close of business on May 14, 2007 was 4,586,741 shares of common stock, $.01 par value.

TRANSCOMMUNITY FINANCIAL CORPORATION

2

PART I  FINANCIAL INFORMATION

Item 1.

Financial Statements

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2007 AND DECEMBER 31, 2006

(unaudited)

(dollars in thousands)

	March 31, 2007	December 31, 2006
	Unaudited
Assets
Cash and due from banks	$4,725	$3,669
Federal funds sold	346	1,422
Total cash and cash equivalents	5,071	5,091
Securities available for sale, at fair value	21,403	13,597
Securities held to maturity, fair value of $7,299 and $21,286 at March 31, 2007 and December 31, 2006, respectively	7,400	21,420
Loans	162,427	151,399
Allowance for loan losses	(1,973)	(2,065)
Total loans, net	160,454	149,334
Premises and equipment, net	7,243	6,689
Other investments	896	896
Assets from discontinued operations, net	-	88
Other assets	1,302	1,330
Total assets	$203,769	$198,445
Liabilities
Deposits:
Demand:
Noninterest bearing	$21,722	$20,450
Interest bearing	36,077	37,850
Savings	10,152	9,478
Time	103,914	97,195
Total deposits	171,865	164,973
Note payable	-	500
Federal funds purchased	1,019	1,517
Accrued interest payable	562	540
Liabilities from discontinued operations, net	-	10
Accrued expenses and other liabilities	415	352
Total liabilities	173,861	167,892
Commitments and contingencies	-	-
Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,586,741 and 4,581,741 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	46	46
Additional paid in capital	39,858	39,809
Accumulated deficit	(9,960)	(9,262)
Accumulated other comprehensive loss	(36)	(40)
Total stockholders' equity	29,908	30,553
Total liabilities and stockholders' equity	$203,769	$198,445

See accompanying notes to unaudited consolidated financial statements

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(unaudited)

(dollars in thousands)

	Three months ended
	March 31, 2007	March 31, 2006
		As restated (1)
Interest and dividend income
Interest on loans, including fees	$3,512	$2,827
Interest on federal funds sold	200	244
Dividends on equity securities	195	167
Interest on debt securities	5	-
Total interest and dividend income	3,912	3,238
Interest expense
Interest on deposits	1,431	905
Interest on other borrowed funds	20	204
Total interest expense	1,451	1,109
Net interest income	2,461	2,129
Provision for loan losses	446	52
Net interest income after provision for loan losses	2,015	2,077
Noninterest income
Bank service charges and fees	280	238
Total noninterest income	280	238
Noninterest expense
Salaries and employee benefits	1,316	1,208
Occupancy expenses	173	172
Equipment expenses	184	148
Other operating expenses	1,245	752
Total noninterest expense	2,918	2,280
(Loss) income from continuing operations before income taxes	(623)	35
Income tax expense	-	-
Net (loss) income from continuing operations	(623)	35
Net loss from discontinued operations	(77)	(158)
Net loss	$(700)	$(123)
Net (loss) income per share from continuing operations (basic and diluted)	$(0.14)	$0.01
Net loss per share (basic and diluted)	$(0.15)	$(0.03)
Weighted average number of shares outstanding (in thousands)	4,586	4,582

 (1) See Note 11, “Correction of an Error” of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(dollars and shares in thousands)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2005	4,582	$-	$46	$39,778	$(9,379)	$(75)	$30,370
Net loss	-	-	-	-	(123)	-	(123)
Unrealized gain on securities available for sale	-	-	-	-	-	(1)	(1)
Total comprehensive loss	-	-	-	-	-	-	(124)
Stock-based compensation expense	-	-	-	18	-	-	18
Balance,
March 31, 2006	4,582	$-	$46	$39,796	$(9,502)	$(76)	$30,264
Balance,
December 31, 2006	4,582	$-	$46	$39,809	$(9,262)	$(40)	$30,553
Net loss	-	-	-	-	(700)	-	(700)
Unrealized gain on securities available for sale	-	-	-	-	-	4	4
Total comprehensive loss							(696)
Common Stock issued	5	-	-	38			38
Stock-based compensation expense	-	-	-	11	-	-	11
Dissolution of subsidiary	-	-	-	-	2	-	2
Balance,
March 31, 2007	4,587	$-	$46	$39,858	$(9,960)	$(36)	$29,908

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

(dollars in thousands)

	For the three months ended
	March 31, 2007	March 31, 2006
		As restated (1)
Operating activities:
Net loss	$(700)	$(123)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for loan losses	446	52
Amortization of security premiums and accretion of discounts, net	(1)	(10)
Depreciation	139	140
Stock-based compensation expense	11	18
Decrease in other assets	31	151
Increase in interest payable	22	21
Decrease (increase) in accrued expenses and other liabilities	54	(115)
Net cash provided by operating activities	2	134
Investing activities:
Purchase of securities held to maturity	(1,000)	(19,000)
Purchase of securities available for sale	(15,522)	(2,000)
Proceeds from maturities of securities held to maturity	15,025	19,500
Proceeds from maturities of securities available for sale	7,716	-
Purchase of Federal Reserve Bank stock	-	(37)
Net (increase) decrease in loans	(11,549)	2,955
Purchase of premises and equipment	(625)	(85)
Net cash provided by (used in) investing activities	(5,955)	1,333
Financing activities:
Net change in federal funds purchased	(498)	777
Proceeds from stock options exercised	38	-
Net decrease in note payable	(500)	-
Net decrease in secured borrowings	-	(2,118)
Net decrease in noninterest bearing and interest bearing demand deposits	(501)	(6,892)
Net increase in savings deposits	674	1,282
Net increase in time deposits	6,720	2,191
Net cash provided by (used in) financing activities	5,933	(4,760)
Net decrease in cash and cash equivalents	(20)	(3,293)
Cash and cash equivalents:
Beginning of the period	5,091	16,816
End of the period	$5,071	$13,523
Supplemental disclosures of cash flow information:
Interest paid	$1,429	$1,088

(1) See Note 11, “Correction of an Error” of the Notes to the Unaudited Consolidated Financial Statements.

See accompanying notes to unaudited consolidated financial statements.

NOTE 1

Principles of Consolidation and Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of TransCommunity Financial Corporation (“TransCommunity” or the “Company”) and its consolidated subsidiaries, including Bank of Powhatan, N.A. (“Bank of Powhatan”), Bank of Goochland, N.A. (“Bank of Goochland”), Bank of Louisa, N.A. (“Bank of Louisa”), Bank of Rockbridge (“Bank of Rockbridge”), and Main Street Mortgage and Investment Corporation (“Main Street Mortgage”), a former wholly-owned subsidiary of Bank of Powhatan.  All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The consolidated financial statements of TransCommunity conform to accounting principles generally accepted in the United States of America, to general industry practices, and the instructions for Form 10-Q and Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2007, and the results of operations for the three-month periods ended March 31, 2007 and 2006.  The Consolidated Statement of Financial Condition at December 31, 2006 was derived from audited financial data.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting periods.  The assumptions are based on information available as of the date of the financial statements and could differ from actual results.  The results for the interim periods are not necessarily indicative of annual performance.  The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the audited December 31, 2006 financial statements for TransCommunity, which statements were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “Commission”).

NOTE 2

Impacts of Certain Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise exchanges its equity instruments for goods and services. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. The Commission requires companies to implement SFAS No. 123R by the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, TransCommunity implemented SFAS No. 123R using the modified prospective transition method.  By implementing SFAS No. 123R, TransCommunity recorded $11 thousand of additional compensation expense during the three months ended March 31, 2007, resulting from the application of fair-value-based accounting to its stock-based compensation programs. See Note 4 for more information about TransCommunity’s stock-based compensation programs.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an Amendment of FASB Statements No. 133 and 140” (“SFAS 155”).  SFAS 155 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  SFAS 155 provides a fair value measurement option for certain hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation.

Adoption of SFAS 155 was required as of the beginning of the first fiscal year subsequent to September 15, 2006.  Implementation of SFAS 155 in January 2007 will not have a material effect on the Company’s consolidated financial position and results of operations.

NOTE 2

Impacts of Certain Accounting Pronouncements: (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No. 140” (“SFAS 156”).  SFAS 156 amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract to be initially measured at fair value, if practicable. SFAS 156 also permits entities to subsequently measure servicing assets and liabilities using an amortization method or fair value measurement method.  Under the amortization method, servicing assets and liabilities are amortized in proportion to and over the estimated period of servicing.  Under the fair value measurement method, servicing assets are measured at fair value at each reporting date and changes in fair value are reported in net income for the period the change occurs.

Adoption of SFAS 156 was required as of the beginning of the first fiscal year subsequent to September 15, 2006.  Earlier adoption was permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.  Implementation of SFAS 156 in January 2007 will not have a material effect on the Company’s consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting and reporting for income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  FIN 48 is effective for fiscal years beginning after December 15, 2006.  This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Implementation of FIN 48 will not have a material effect on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurement”, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard also responds to investors’ requests for more information about the extent to which companies’ measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. SFAS No. 157 is effective for the Company for years beginning after January 1, 2008, and interim periods within that year.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities."  This Standard permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  Early adoption is permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurement.”  The Company does not plan for early adoption.  The Company is currently in the process of evaluating the impact that the adoption will have on its consolidated financial position and results of operations.

NOTE 3

Investment Securities:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2007 and December 31, 2006 are shown in the table below. As of March 31, 2007, 17 U.S. Agency Securities with a carrying value of $12.3 million were pledged as collateral for public deposits.

Securities Available for Sale
March 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't sponsored enterprises-discount notes*	$13,513	$-	$(11)	$13,502
Gov't sponsored enterprises-notes*	7,926	1	(26)	7,901
Total Securities Available for Sale	$21,439	$1	$(37)	$21,403

Securities Held to Maturity
March 31, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't sponsored enterprises-discount notes*	$1,000	$-	$(1)	$999
Gov't sponsored enterprises-notes*	6,400	-	(100)	6,300
Total Securities Held to Maturity	$7,400	$-	$(101)	$7,299

Securities Available for Sale
December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't sponsored enterprises-discount notes*	$7,213	$-	$(7)	$7,206
Gov't sponsored enterprises-notes*	6,424	-	(33)	6,391
Total Securities Available for Sale	$13,637	$-	$(40)	$13,597

Securities Held to Maturity
December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't sponsored enterprises-discount notes*	$13,008	$-	$(12)	$12,996
Gov't sponsored enterprises-notes*	8,412	-	(122)	8,290
Total Securities Held to Maturity	$21,420	$-	$(134)	$21,286

*FHLB

NOTE 3

Investment Securities: (Continued)

Investments in an unrealized loss position that are considered temporarily impaired at March 31, 2007 and December 31, 2006, segregated between investments sustaining unrealized losses for periods less than twelve months and twelve months or greater, are displayed in the following tables:

Securities Available for Sale
March 31, 2007	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't sponsored enterprises-discount notes*	$3,492	$(2)	$1,407	$(23)	$4,899	$(25)
Gov't sponsored enterprises-notes*	13,502	(11)	-	-	13,502	(11)
Total	$16,994	$(13)	$1,407	$(23)	$18,401	$(36)

Securities Held to Maturity
March 31, 2007	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't sponsored enterprises-discount notes*	$-	$-	$6,300	$(100)	$6,300	$(100)
Gov't sponsored enterprises-notes*	999	(1)	-	-	999	(1)
Total	$999	$(1)	$6,300	$(100)	$7,299	$(101)

Securities Available for Sale
December 31, 2006	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't sponsored enterprises-discount notes*	$4,990	$(4)	$1,401	$(29)	$6,391	$(33)
Gov't sponsored enterprises-notes*	7,206	(7)	-	-	7,206	(7)
Total	$12,196	$(11)	$1,401	$(29)	$13,597	$(40)

Securities Held to Maturity
December 31, 2006	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't sponsored enterprises-discount notes*	$1,999	$(1)	$6,291	$(121)	$8,290	$(122)
Gov't sponsored enterprises-notes*	12,996	(12)	-	-	12,996	(12)
Total	$14,995	$(13)	$6,291	$(121)	$21,286	$(134)

*Issued by the Federal Home Loan Bank (FHLB)

NOTE 3

Investment Securities: (Continued)

The March 31, 2007 unrealized loss was the aggregate of 19 U.S. Agency notes, of which 11 had a continuous loss period of more than 12 months.  The December 31, 2006 unrealized loss was the aggregate of 20 U.S. Agency notes, of which 11 had a continuous loss period of more than 12 months. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.  No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

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

NOTE 4

Stock Based Compensation:

A stock option plan (the “Plan”) was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001.  This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the reorganization in which the Bank of Powhatan became a subsidiary of TransCommunity.  The purpose of the Plan is to reward employees and directors for services rendered and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity and its subsidiaries and with growth in stockholder value.  The Plan provides that options for up to 330,000 shares of TransCommunity common stock may be issued.  Under the Plan, annual grants of stock options are limited to 10,000 shares for each employee and 7,500 shares for each director.  The exercise price may not be less than 100% of the fair market value of the shares on the grant date.  Unless the Compensation Committee of TransCommunity’s Board of Directors determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date.  Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity.  All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs.  At March 31, 2007, options to acquire 296,725 shares were outstanding, of which 241,358 were exercisable at that date.

Effective January 1, 2006, TransCommunity adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date.

A summary of the options granted is shown in the following table:

	Three months ended March 31,
	2007	2006

Outstanding at January 1	246,725	281,425
Granted	55,000	5,000
Exercised	(5,000)	-
Lapsed	-	(1,200)
Options outstanding at March 31	296,725	285,225
Options exercisable at March 31	241,358	274,492
Weighted average exercise price	$9.71	$9.96
Weighted average remaining contracted life at March 31	68 months	85 months

NOTE 4

Stock Based Compensation: (Continued)

The weighted-average fair value of options granted during the three months ended March 31, 2007 was $1.60 per share.

Options granted under the Plan generally expire ten years after the date of grant and are granted at market value of the stock on the date of grant. Option terms are determined by the Compensation Committee of TransCommunity’s Board of Directors at the time of the grant. TransCommunity utilizes the Black Scholes model to calculate fair values of options awarded. This model requires assumptions as to expected volatility, dividends, terms and risk free rates. Assumptions used for the periods covered herein are outlined in the following table:

	Three months ended
	March 31, 2007	March 31, 2006

Expected volatility	20%	5%
Expected dividend	0	0
Expected term (years)	10	10
Risk free rate	4.65%	4.36%

Expected volatilities are based on volatility trends of similar entities in the region, as defined by the SNL Mid-Atlantic Bank Index.  Expected dividends reflect the experience of TransCommunity’s common stock.  Expected terms represent the period of time that options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each option.

NOTE 5

Earnings (Losses) Per Share:

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.  Basic and dilutive earnings per share are identical and the effect on losses per share of TransCommunity’s outstanding stock options would be antidilutive.

NOTE 6

Business Segments:

TransCommunity has two reportable business segments: “Community Banking” and “Holding Company Operations.”  The Community Banking segment consists of the Company’s four subsidiary banks, each of which provides loan, deposit, mortgage and investment services to retail and commercial customers in their respective market areas.  Holding Company Operations consists of the parent company, which provides managerial support, as well as an operational platform of shared services utilized by each of the subsidiary banks.

During 2006, the Company had two additional business segments, “Main Street Mortgage,” which provided a variety of mortgage loan products across the country under the exemption granted as a subsidiary of a nationally-chartered bank, and “Financial Services,” which offered trust, asset management and securities and insurance brokerage services.  The activities of both of these business segments were discontinued during 2006.  The services previously provided by both of these business segments have been transferred to the Community Banking segment.

NOTE 6

Business Segments: (Continued)

A summary of the business segments is shown in the following table:

	For three months ended March 31, 2007
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$2,471	$-	$(10)	$-	$2,461
Provision for loan losses	(446)	-	-	-	(446)
Noninterest income	280	-	888	(888)	280
Noninterest expense	(2,698)	-	(1,124)	904	(2,918)
(Loss) income from subsidiaries	(77)	-	(470)	547	-
Net (loss) income from continuing operations	(470)	-	(716)	563	(623)
Net loss from discontinued operations	-	(77)	-	-	(77)
Net (loss) income	$(470)	$(77)	$(716)	$563	$(700)
Total Assets	$203,419	$-	$30,290	$(29,940)	$203,769

	For three months ended March 31, 2006
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$2,018	$-	$111	$-	$2,129
Provision for loan losses	(52)	-	-	-	(52)
Noninterest income	239	-	102	(103)	238
Noninterest expense	(1,579)	-	(818)	117	(2,280)
Income (loss) from subsidiaries	(158)	-	310	(152)	-
Net income (loss) from continuing operations	468	-	(295)	(138)	35
Net loss from discontinued operations	-	(158)	-	-	(158)
Net income (loss)	$468	$(158)	$(295)	$(138)	$(123)
Total Assets	$175,676	$780	$30,552	$(21,319)	$185,689

NOTE 7

Secured Borrowings:

As of March 31, 2007, there were no secured borrowings.  Secured borrowings at March 31, 2006 resulted from loan participations identified in August 2006 as being not properly accounted for during 2005.  The Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004.  Pursuant to SFAS Statement 140, certain loan participation agreements did not qualify for sale accounting due to buyback provisions included in the agreement, thus the Company had not surrendered control over the transferred loans and has accounted for the transfers as secured borrowings.  During September 2006, the Company amended all participation loan agreements such that as of September 29, 2006, all loan participation agreements became eligible for sale accounting in accordance with Statement 140 and, as a result, the secured borrowings were eliminated as of September 30, 2006.  See Note 11, “Correction of an Error”, for further information.

NOTE 8

Capital:

TransCommunity’s consolidated regulatory capital levels are displayed in the following table:

	March 31, 2007	December 31, 2006
	(in thousands)
Tier 1 Leverage Capital Ratio
Amount	$29,824	$30,457
Actual Ratio	15.65%	15.86%
Minimum Capital Requirement	4.00%	4.00%

Tier 1 Risk-Based Capital Ratio
Amount	$29,824	$30,457
Actual Ratio	16.15%	17.16%
Minimum Capital Requirement	4.00%	4.00%

Total Risk-Based Capital Ratio
Amount	$31,797	$32,522
Actual Ratio	17.21%	18.32%
Minimum Capital Requirement	8.00%	8.00%

NOTE 9

Litigation:

In the ordinary course of operations, TransCommunity and its subsidiaries may be parties to various legal proceedings.  The following matters involve pending or potential claims:

Gould Lawsuit.  On June 14, 2006, an individual and a company controlled by the individual (Dean H. Gould and Cal-Flo Investments, LLC) filed a lawsuit against Main Street Mortgage & Investment Corporation (“Main Street”), a wholly-owned subsidiary of Bank of Powhatan, and five other defendants that are not affiliated with Main Street in the General Court of Justice, Superior Court Division, in Wake County, North Carolina.  The lawsuit arises from three properties on which Main Street originated mortgage loans.  The loans at issue were made by third-party lenders, and neither the Company nor any of its subsidiary banks hold any of the loans for its own account.  The plaintiffs allege that the defendants developed a fraudulent scheme to originate these mortgage loans through Main Street employing, with Main Street’s knowledge, inflated appraisals and other devices that resulted in damages to the plaintiffs in the aggregate amount of $100,000 to $150,000.  The plaintiffs have requested both compensatory and punitive damages.

Main Street filed an answer to the lawsuit and denies any liability.  There has been no further activity in the lawsuit from any other party, and Main Street has ceased its business operations and terminated its existence as a Virginia corporation.

NOTE 9

Litigation: (Continued)

At the present time, the case is in the early stages, there has been no discovery, and accordingly, the Company can not conclude on the outcome or estimate any potential loss.

Minter Lawsuit.  On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia.  The suit arises out of the Bank’s purchase of Main Street Mortgage and Investment Corporation in early 2001.  Mr. Minter alleges that in late 2000 Wiley withheld information concerning the value of Main Street Mortgage from the Bank’s board of directors and that the Bank would not have acquired Main Street Mortgage if the valuation had been provided to the Bank’s board.  Mr. Minter’s suit claims that the Company aided and abetted and conspired with Wiley in his misrepresentation of Main Street Mortgage’s value.  Mr. Minter’s suit also alleges that the December 2005 separation agreement between the Company and William Wiley improperly released claims the Company had against Wiley arising out of Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank’s board in late 2000.

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

NOTE 10

Subsequent Events:

On May 4, 2007, based upon the recommendation of its Audit Committee and approval by its Board of Directors, TransCommunity engaged Elliott Davis, LLP, as its independent public accountants for the fiscal year ended December 31, 2007.  Elliott Davis, LLP succeeds McGladrey and Pullen, LLP, who declined to stand for appointment as the Company’s independent public accountants for such fiscal year.

NOTE 11

Correction of an Error:

On August 11, 2006, the Company concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 should not be relied upon because of errors in those statements.  The Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004. During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement.  This right to repurchase the participated balance allows the Company to retain a level of control over the loans sold to third parties.  This termination clause allowed the originating institution to repurchase the loans sold to third parties and thus the loan transfers did not qualify for sale accounting treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125”.  The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by FASB Statement No. 140.  As a result, the Company filed a Form 10-KSB/A for the year ended December 31, 2005, and filed a Form 10-Q/A for the quarter ended March 31, 2006.

NOTE 11

Correction of an Error: (Continued)

A summary of the restatements of the accompanying financial statements is as follows:

	As previously reported	Correction	As amended
	(Dollars in thousands)
For the three-month period ended March 31, 2006:
Loans	$121,717	$10,397	$132,114
Secured borrowings	-	10,397	10,397
Interest on loans, including fees	$2,617	$201	$2,818
Interest on secured borrowings	-	201	201

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis and the related financial data present a review of TransCommunity’s consolidated operating results for the three-month period ended March 31, 2007 and 2006 and consolidated financial condition at March 31, 2007 and December 31, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in TransCommunity’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 16, 2007, and the consolidated financial statements and notes in this Form 10-Q.

 Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Words and phrases such as: “will likely result,” “expect,” “will continue,” “anticipate,” “estimate,” “project,” “believe,” “intend,” “will,” “should,” “would,” “could,” “may,” “can,” “plan,” “target” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements may include, but are not limited to, discussions concerning:

•

Projections of revenues, expenses, losses, losses per share, net interest margins, asset growth, loan production, deposit growth, and other performance measures;

•

Expansion of operations, including de novo banks and branch openings, entrance into new markets, and development of products and services; and

•

Discussions on the outlook of the economy, competition, regulation, taxation, company strategies, subsidiaries, investment risk and policies.

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

Significant Accounting Policies

TransCommunity’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets.  In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of TransCommunity’s assets, liabilities, income and expenses.  Critical accounting policies applied by TransCommunity include those that relate to the allowance for loan losses.  For a more detailed discussion on these critical accounting policies, see “Significant Accounting Policies” on page F-8 of TransCommunity’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

•

Controlling expenses

•

Ensuring adequate funding for ongoing growth

Highlights of TransCommunity’s performance for the three-months ended March 31, 2007 as compared to the same period in 2006 include:

•

Net losses of $700 thousand, a decline of $577 thousand

•

Interest income grew $675 thousand, or 20.9%

•

Net interest income increased by $333 thousand, or 15.6%

•

Asset growth of $18 million, or 9.7%

•

Yield on assets increased 89 basis points to 8.38%

•

Net interest margin increased 35 basis points to 5.27%

•

Noninterest expenses increased $638 thousand, or 28%

•

Provisions for loan losses increased $395 thousand

Results of Operations

The Company reported a net loss of $700 thousand for the first quarter ended March 31, 2007, including losses from discontinued operations of $77 thousand.  In 2006, net losses for the same period were $123 thousand, including losses from discontinued operations of $158 thousand.  Net losses per share, both basic and diluted, was $0.15, compared to net losses per share of $0.03 over the same period in 2006.

The loss for the quarter can be attributed entirely to three, one-time events:

(1)

costs associated with our charter consolidation project;

(2)

fees charged in excess than those originally expected from our external auditors; and

(3)

an unusual addition to our allowance for loan losses associated with the dissolution of our mortgage banking affiliate.

Net Interest Income

For the three months ended March 31, 2007, net interest income totaled $2.5 million, a $333 thousand, or 15.6%, increase over TransCommunity’s performance for the same period during 2006.  Average earning assets for the three-month period ended March 31, 2007 grew 8.3%, to $189.4 million compared to $174.8 million during the same period in 2006.  The net interest margin is the net interest income expressed as a percentage of average earnings assets.  For the three-month period ended March 31, 2007, the net interest margin increased 35 basis points from the same period in 2006 to 5.27% from 4.92%.  The increase in net interest margin is attributable to benefits derived from an increase on yields of earning assets of 89 basis points to 8.38%, while the cost of interest bearing deposits only increased 66 basis points from 3.33% to 3.99%.  Average loans outstanding increased $21.1 million, or 15.7%, to $156.2 million coupled with a 10.8% increase in yield on average loans to 9.12% for the three-month period ended March 31, 2007, compared to a yield of 8.46% for the same period during 2006.  For the three-month period ended March 31, 2007, loan income of $3.5 million increased approximately 24.6% from $2.8 million during the same period in 2006.

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

The following table details the net interest income calculations for the three-month periods ended March 31, 2007 and 2006.

TRANSCOMMUNITY FINANCIAL CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(in thousand dollars)

	2007			2006
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS:
Loans, including fees (1)	$156,225	$3,512	9.12%	$135,084	$2,818	8.46%
Federal funds sold	15,548	200	5.22	22,404	244	4.41
Investments	17,606	200	4.61	17,308	167	3.92
Total earning assets	189,379	3,912	8.38	174,796	3,229	7.49
Allowance for loan losses	(2,039)			(1,702)
Non-earning assets	12,070			12,756
Total assets	$199,410			$185,850
LIABILITIES AND STOCKHOLDERS' EQUITY:
Deposits:
Demand -
Interest bearing	$35,515	$167	1.91%	$37,598	$136	1.47%
Savings	9,826	38	1.57	10,010	38	1.55
Time deposits	100,978	1,226	4.92	75,820	731	3.91
Total deposits	146,319	1,431	3.97	123,428	905	2.97
Other borrowed funds	1,069	20	7.59	11,576	204	7.16
Total interest-bearing liabilities	147,388	1,451	3.99	135,004	1,109	3.33
Non-interest bearing deposits	20,536			19,540
Other liabilities	767			949
Total liabilities	168,691			155,493
Stockholders' equity	30,719			30,357
Total liabilities and stockholders' equity	$199,410			$185,850
Net interest earnings		$2,461			$2,120
Interest spread			4.39%			4.16%
Net interest margin			5.27%			4.92%

(1) Loan and fee income for 2006 includes amounts derived from our discontinued operations.

Provision for Loan Losses

For the three-month period ended March 31, 2007, the provision for loan losses was $446 thousand, an increase of $395 thousand over the same period in 2006.  At March 31, 2007, nonperforming assets totaled $507 thousand.  Net charge-offs for the year to date period ended March 31, 2007 amounted to $538 thousand.  Charge-offs and provisions for the first quarter were higher than normal due primarily to loans related to the discontinued operations of Main Street Mortgage.  Management believes the overall credit quality of the portfolio is sound based on the risk inherent in the loan portfolio.

The allowance for loan losses is evaluated continually by management and is based on management’s review of the probability of collection, industry historical experience, the nature and volume of the loan portfolio, credit concentrations, adverse conditions that may effect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions.  An adequate allowance relative to the quality of the loan portfolio sufficient to meet anticipated future loan losses is calculated using appropriate risk factors depending on the type of borrower and whether the loan is secured or unsecured.  Loans that are classified adversely are assigned a loss reserve based on their risk rating and liquidation analysis based on present value of estimated cash flow and/or collateral.  Unclassified loans are assigned a collective pool loan loss percentage based on historical peer group data in the absence of internal company loss history.  As the Company’s loan portfolio seasons, the factors will be adjusted to reflect actual loss experience.  The allowance for loan loss is subjective in the absence of actual, material loss data and, as such, requires estimates that are susceptible to periodic revision as conditions change.

Noninterest Income

Noninterest income totaled $280 thousand for the three months ended March 31, 2007, an increase of 17.6% from $238 thousand for the same period in 2006.   The overall increase in noninterest income is attributable principally to higher customer service fees, particularly those associated with broker fees and commissions.  During the quarter, bank service charges and other fees increased $39 thousand, or 16.0%, when compared to the same period in 2006.

Noninterest Expense

Noninterest expense for the three month period ended March 31, 2007 increased $638 thousand, or 28%, as compared with the same period in the prior year.  Personnel costs, which represent 45.1% of total noninterest expense, were up $108 thousand or 8.9% when compared to the same period in 2006.  However, the majority of the increase in noninterest expense was attributable to growth in other operating expenses, particularly professional fees paid to accountants, attorneys, and the consulting firm assisting with the Company’s charter consolidation project, which increased $493 thousand compared to the same period in 2006.  Occupancy and equipment costs remained relatively consistent.

Segment Information

For the three months ended March 31, 2007, net losses from continuing operations for the Community Banking segment were $470 thousand, a decrease of $938 thousand, or 200.4%, from income of $468 thousand during the same period of 2006.  Net interest income for the Community Banking segment increased by $453 thousand, or 22.4%, to $2.5 million in the first three months of 2007 as compared to the same period of 2006.

For the three months ended March 31, 2007, net losses from Holding Company Operations were $716 thousand, an increase of $421 thousand, or 142.7%, from losses of $295 thousand during the same period of 2006.  Noninterest expense increased $306 thousand, or 37.4%, to $1.1 million in the first three months of 2007 as compared to the same period of 2006.

The Company had two additional segments in 2006 that were discontinued by year end.

Financial Condition

At March 31, 2007, TransCommunity had total assets of $203.8 million, up 2.7% from $198.4 million at December 31, 2006.  At March 31, 2007, loans totaled $162.4 million, an increase of $11.0 million since December 31, 2006.

Loans totaled $162.4 million and $132.1 million at March 31, 2007 and 2006, respectively. This represents growth of $30.3 million, or an increase of 22.9%.  Despite increased competition, the Company’s banks continue to experience strong loan demand. However, TransCommunity remains focused on maintaining its pricing discipline and strong asset quality, and adhering to its conservative underwriting standards.  The amounts reported for March 2006 include $10.4 million of participated balances that were identified in August 2006 as being not properly accounted for during part of the year.  See Note 11, “Correction of an error”, to the unaudited consolidated financial statements for further information.

During the first three months of 2007, the Company’s average cost of interest-bearing deposits increased to 3.97%, up from 2.97% during the first three months of 2006.  Average interest-bearing deposits increased $22.9 million, from $123.4 million during the first three months of 2006 to $146.3 million during the same period in 2007.  Total deposits increased $6.9 million, or 4.2%, to $171.9 million at March 31, 2007 from $165.0 million at December 31, 2006.  Noninterest-bearing deposits increased $1.3 million, or 6.2% from the amount at December 31, 2006.  Management views these deposits as a key source for funding the loan growth.

The Company’s capital position remains strong with an average equity-to-average assets ratio of 15.40%.  At March 31, 2007, TransCommunity had a leverage ratio of 15.65%, a Tier 1 risk-based capital ratio of 16.15% and a total risk-based capital ratio of 17.21%.  At March 31, 2007, the book value of the Company’s common stock was $6.69 per share.

Income Taxes

No income tax provision has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which can be offset by loss carryforwards from the current and prior periods.  However, the Company may owe income taxes in the future, including those as determined by the alternate minimum tax (AMT) system.  Income taxes for the year ended December 31, 2006, equaled $15 thousand using AMT calculations, which is available as a credit to reduce the regular tax liability in future years.

Loans

Total loans increased $11.0 million during the first three months of 2007 to $162.4 million.

Loans by type are shown in the following schedule:

	March 31,	December 31,
(dollars in thousands)	2007	2006
Real estate:
Construction	$34,934	$21,348
Residential	30,612	29,007
Commercial	54,775	60,571
Commercial, industrial and agricultural	32,422	31,284
Consumer and installment	8,675	8,725
All other	1,009	464
Total Loans	$162,427	$151,399

Allocation of the Allowance for Loan Losses

The allowance for loan losses consists of an allocated component and an unallocated component.  The allocated component of the allowance for loan losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans.  The unallocated portion of the allowance for loan losses reflects management's estimate of probable inherent but not specifically identified losses within the portfolio.   The Company’s allocations for the allowance for loan losses were as follows:

March 31, 2007			December 31, 2006
Allowance		Percent	Allowance	Percent
Real estate:
Construction	$424	21%	$291	14%
Residential	372	19%	396	19%
Commercial	665	34%	826	40%
Commercial, industrial and agricultural	394	20%	427	21%
Consumer and installment	105	5%	119	6%
All other	13	1%	6	0%
Total loans	$1,973	100%	$2,065	100%

Nonaccrual, Past Due and Restructured Loans

At March 31, 2007, TransCommunity had $507 thousand in loans classified as non-accrual or past due more than 90 days.  At December 31, 2006, TransCommunity had $961 thousand in loans classified as non-accrual or past due more than 90 days.  Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Secured Borrowings

TransCommunity had recorded secured borrowings in past financial statements due to the prior accounting treatment on certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004.  As described above and in Item 4, the Company discovered that it had incorrectly accounted for loans subject to these agreements in August 2006.  Due to amendments to these agreements so that they could be properly reported under applicable accounting standards, the Company has eliminated the reporting of secured borrowings.

Liquidity and Interest Sensitivity

At March 31, 2007, TransCommunity had liquid assets of $26.5 million in the form of cash, federal funds sold and available-for-sale investments.  Management believes that liquid assets were adequate at March 31, 2007 to meet its customers’ deposit and credit needs.  Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at each of its subsidiary banks.  TransCommunity’s bank subsidiaries, Bank of Powhatan, Bank of Goochland and Bank of Louisa, also have the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short-term or long-term liquidity.

At March 31, 2007, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 12.86% for the one-year repricing period.  A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising rate environment.  Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing financial services company.

TransCommunity's interest sensitivity analysis is shown on the following schedule:

TRANSCOMMUNITY FINANCIAL CORPORATION

INTEREST SENSITIVITY ANALYSIS

March 31, 2007

(dollars in thousands)

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:
Loans:
Real estate
Construction	$33,321	$1,447	$166	$34,934
Residential	19,066	9,413	2,133	30,612
Commercial	29,659	22,353	2,763	54,775
Commercial, industrial and agricultural	18,892	12,976	554	32,422
Consumer and installment	4,863	3,621	191	8,675
All other	395	479	135	1,009
Total Loans	106,196	50,289	5,942	162,427
Federal funds sold	346	-	-	346
Investment securities held to maturity, at cost	2,200	4,200	1,000	7,400
Investment securities available for sale, at fair value	18,618	2,785	-	21,403
Total	$127,360	$57,274	$6,942	$191,576

Sources of Funds:
Demand Deposits -
Interest bearing	$36,077	$-	$-	$36,077
Savings accounts	10,152	-	-	10,152
Time Deposits > $100,000	23,609	22,890	-	46,499
Time Deposits < $100,000	31,858	25,550	7	57,415
Total interest-bearing deposits	101,696	48,440	7	150,143
Federal funds purchased	1,019	-	-	1,019
Borrowings	-	-	-	-
Total	$102,715	$48,440	$7	$151,162
Discrete Gap	$24,645	$8,834	$6,935	$40,414
Cumulative Gap	$24,645	$33,479	$40,414
Ratio of Cumulative Gap to Total Earning Assets	12.86%	17.48%	21.10%

Contractual Obligations

TransCommunity has entered into certain contractual obligations to make future payments under contracts.  The following table summarizes TransCommunity’s contractual obligations as of December 31, 2006:

	Payments due by period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating lease obligations	$3,635,231	$484,415	$956,126	$954,920	$1,239,770
Data processing services	1,462,989	531,996	930,993	-	-
Total	$5,098,220	$1,016,411	$1,887,119	$954,920	$1,239,770

As of March 31, 2007, there have been no material changes to the contractual obligations listed above.

Future Prospects

The Company’s loss for the first quarter resulted from the confluence of several one-time events which are not likely to recur.  The process of consolidating the charters of our subsidiary banks and centralizing additional back room, non-customer contact functions is well underway, and should result in reduced operating costs as we move through the remaining months of 2007.  Our newest bank, Bank of Rockbridge, is off to a good start, in spite of the loss of its original president.  We have hired a new president for this market, and, with the positive impact on operating expenses resulting from the charter consolidation and centralization efforts, that bank should still have the potential to achieve early operating profitability.

Our three other banks continue to perform well, producing net interest margins that compare favorably with the experience of our competitors.  Our regulators, our outside loan review firm, and our own internal loan review process all confirm that our loan portfolio remains strong.

Following consolidation, the Company will have assets of over $200 million, and capital of $30 million.  As we move through the remainder of 2007, these statistics will translate into higher lending limits for our bankers, and increased operating flexibility which, when combined with lower operating costs, should translate into improved returns for our shareholders.  In addition, we will also be able to use the consolidated capital to expand into additional markets far more rapidly and aggressively than would have been possible under our old corporate structure.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as a result of the material weakness described below, our disclosure controls and procedures were not effective.

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

In September 2006, the Company amended the loan participation agreements to eliminate the right to repurchase the participated balance and adopted accounting controls to report the loans at issue properly under FASB Statement No. 140 in the future.  As a result, the secured borrowings were eliminated as of September 30, 2006.  In addition, the Company has recruited personnel to our organization and promoted others who have expertise in financial controls and reporting, including experienced financial officers, made other changes in accounting personnel, and retained outside experts to improve the overall quality and level of experience of our organization.

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

As a part of the Company’s preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company will continue to evaluate the effectiveness of its internal controls and procedures on an ongoing basis and will take further action as appropriate. Section 404 will require the Company’s management to report on the effectiveness of the Company’s internal control structure and procedures for financial reporting as of December 31, 2007. Future remedial measures include organizational changes to improve supervision and increased training for operations and accounting personnel. We will continue to develop new policies and procedures and educate and train our employees on our existing policies and procedures in our effort to constantly improve our internal controls and control environment.

We are taking all of these steps in connection with the consolidation of our banks and expect to eliminate the material weakness and significant deficiency when the process is complete.

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s Annual Report on Form 10-K for the year ended December 31, 2006 included disclosure on pending litigation.  (See also Note 9 above for information on this pending litigation.)  There have been no developments that would change that disclosure.

Item 1A.

Risk Factors

There have been no material changes in the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

TRANSCOMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 14, 2007	By:	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)

Date: May 14, 2007	By:	/s/ Patrick J. Tewell
Patrick J. Tewell
Chief Financial Officer
(principal financial and accounting officer)