Form 10-Q
period 2007-06-30
TRANSCOMMUNITY FINANCIAL CORP
filed 2007-08-13
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock at the close of business on August 2, 2007 was 4,586,741 shares of common stock, $.01 par value.

TRANSCOMMUNITY FINANCIAL CORPORATION

Part I Financial Information

Item 1.

Financial Statements

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

JUNE 30, 2007 AND DECEMBER 31, 2006

(dollars in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
	Unaudited
Assets
Cash and due from banks	$4,929	$3,669
Federal funds sold	7,417	1,422
Total cash and cash equivalents	12,346	5,091
Securities available for sale, at fair value	8,265	13,597
Securities held to maturity, fair value of $11,269 and $21,286 at June 30, 2007 and December 31, 2006, respectively	11,399	21,420
Loans	175,063	151,399
Allowance for loan losses	(2,041)	(2,065)
Total loans, net	173,022	149,334
Premises and equipment, net	7,136	6,689
Other investments	896	896
Assets from discontinued operations, net	-	88
Other assets	1,657	1,330
Total assets	$214,721	$198,445
Liabilities
Deposits:
Demand:
Noninterest bearing	$22,644	$20,450
Interest bearing	37,313	37,850
Savings	9,892	9,478
Time	113,989	97,195
Total deposits	183,838	164,973
Note payable	-	500
Federal funds purchased	-	1,517
Accrued interest payable	643	540
Liabilities from discontinued operations, net	-	10
Accrued expenses and other liabilities	217	352
Total liabilities	184,698	167,892
Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,586,741 and 4,581,741 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	46	46
Additional paid in capital	39,881	39,809
Accumulated deficit	(9,866)	(9,262)
Accumulated other comprehensive loss	(38)	(40)
Total stockholders' equity	30,023	30,553
Total liabilities and stockholders' equity	$214,721	$198,445

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(unaudited)

(dollars and shares in thousands)

	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Interest and dividend income
Interest on loans, including fees	$3,895	$2,938	$7,407	$5,764
Interest on federal funds sold	134	303	333	547
Interest on debt securities	172	182	368	349
Dividends on equity securities	21	24	25	24
Total interest income	4,222	3,447	8,133	6,684
Interest expense
Interest on deposits	1,563	1,009	2,993	1,914
Interest on other borrowed funds	2	110	22	313
Total interest expense	1,565	1,119	3,015	2,227
Net interest income	2,657	2,328	5,118	4,457
Provision for loan losses	66	92	512	144
Net interest income after provision for loan losses	2,591	2,236	4,606	4,313
Noninterest income
Bank service charges and fees	283	299	563	536
Total noninterest income	283	299	563	536
Noninterest expense
Salaries and employee benefits	1,342	1,115	2,657	2,323
Occupancy expenses	188	158	361	330
Equipment expenses	176	142	360	290
Other operating expenses	1,074	757	2,320	1,508
Total noninterest expense	2,780	2,172	5,698	4,451
Income (loss) from continuing operations before income taxes	94	363	(529)	398
Income tax expense	-	-		-
Net income (loss) from continuing operations	94	363	(529)	398
Net loss from discontinued operations	-	(333)	(77)	(492)
Net income (loss)	$94	$30	$(606)	$(94)
Net income (loss) per share from continuing operations (basic and diluted)	$0.02	$0.08	$(0.12)	$0.09
Net income (loss) per share from discontinued operations (basic and diluted)	$0.00	$(0.07)	$(0.01)	$(0.11)
Net income (loss) per share (basic and diluted)	$0.02	$0.01	$(0.13)	$(0.02)
Weighted average number of shares outstanding	4,587	4,582	4,587	4,582

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

(dollars and shares in thousands)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2005	4,582	$-	$46	$39,778	$(9,379)	$(75)	$30,370
Net loss	-	-	-	-	(94)	-	(94)
Unrealized gain on securities available for sale	-	-	-	-	-	(5)	(5)
Total comprehensive loss	-	-	-	-	-	-	(99)
Stock-based compensation expense	-	-	-	22	-	-	22
Balance,
June 30, 2006	4,582	$-	$46	$39,800	$(9,473)	$(80)	$30,293
Balance,
December 31, 2006	4,582	$-	$46	$39,809	$(9,262)	$(40)	$30,553
Net loss	-	-	-	-	(606)	-	(606)
Unrealized gain on securities available for sale	-	-	-	-	-	2	2
Total comprehensive loss							(604)
Common Stock issued	5	-	-	38			38
Stock-based compensation expense	-	-	-	34	-	-	34
Dissolution of subsidiary	-	-	-	-	2	-	2
Balance,
June 30, 2007	4,587	$-	$46	$39,881	$(9,866)	$(38)	$30,023

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	For the six months ended
	June 30, 2007	June 30, 2006
Operating activities:
Net loss	$(606)	$(94)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	512	144
Amortization of security premiums and accretion of discounts, net	(12)	(9)
Impairment of goodwill	-	321
Depreciation	279	278
Stock-based compensation expense	34	22
(Increase) decrease in other assets	(323)	67
Increase in interest payable	103	108
(Decrease) increase accrued expenses and other liabilities	(145)	5
Net cash provided by (used in) operating activities	(158)	842
Investing activities:
Purchase of securities held to maturity	(6,000)	(34,500)
Purchase of securities available for sale	(16,522)	(2,250)
Proceeds from maturities of securities held to maturity	16,025	36,500
Proceeds from maturities of securities available for sale	21,863	-
Purchase of Federal Reserve bank stock	-	(121)
Net increase in loans	(24,183)	(7,914)
Purchase of premises and equipment	(656)	(125)
Net cash used in investing activities	(9,473)	(8,410)
Financing activities:
Net change in federal funds purchased	(1,517)	983
Proceeds from stock options exercised	38	-
Net decrease in note payable	(500)	-
Net decrease in secured borrowings	-	(2,780)
Net increase in noninterest bearing and interest bearing demand deposits	1,657	628
Net increase in savings deposits	414	165
Net increase in time deposits	16,794	7,784
Net cash provided by financing activities	16,886	6,780
Net increase (decrease) in cash and cash equivalents	7,255	(788)
Cash and cash equivalents:
Beginning of the period	5,091	16,816
End of the period	$12,346	$16,028
Supplemental disclosures of cash flow information:
Interest paid	$2,913	$1,811

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1     Principles of Consolidation and Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of TransCommunity Financial Corporation (“TransCommunity” or the “Company”) and its consolidated subsidiary TransCommunity Bank, N.A., which includes Main Street Mortgage and Investment Corporation (“Main Street Mortgage”), a former wholly-owned subsidiary that discontinued operations in December 2006.  All significant intercompany transactions and balances associated with consolidated subsidiaries have been eliminated.

The consolidated financial statements of TransCommunity conform to accounting principles generally accepted in the United States of America, to general industry practices, and the instructions for Form 10-Q and Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2007, and the results of operations for the three-month and six-month periods ended June 30, 2007 and 2006.  The Consolidated Statement of Financial Condition at December 31, 2006 was derived from audited financial data.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting periods.  The assumptions are based on information available as of the date of the financial statements and could differ from actual results.  The results for the interim periods are not necessarily indicative of annual performance.  The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the audited December 31, 2006 financial statements for TransCommunity, which statements were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “Commission”).

NOTE 2     Impacts of Certain Accounting Pronouncements:

In September 2006, the FASB released SFAS No. 157, “Fair Value Measurement”, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The Statement also responds to investors’ requests for more information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. SFAS No. 157 is effective for the Company for years beginning after January 1, 2008, and interim periods within that year.  The Company is in the process of evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities."  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007.  The Company is currently in the process of evaluating the impact that the adoption will have on its consolidated financial position and results of operations.

NOTE 3     Investment Securities:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at June 30, 2007 and December 31, 2006 are shown in the table below. As of June 30, 2007, 17 U.S. Agency Securities with a carrying value of $12.7 million were pledged as collateral for public deposits.

Securities Available for Sale
June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't-sponsored enterprises-discount notes*	$-	$-	$-	$-
Gov't-sponsored enterprises-notes*	8,303	-	(38)	8,265
Total Securities Available for Sale	$8,303	$-	$(38)	$8,265

Securities Held to Maturity
June 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov’t-sponsored enterprises-discount notes*	$4,999	$-	$(4)	$4,995
Gov’t-sponsored enterprises-notes*	6,400	-	(126)	6,274
Total Securities Held to Maturity	$11,399	$-	$(130)	$11,269

Securities Available for Sale
December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't-sponsored enterprises-discount notes*	7,213	-	$(7)	7,206
Gov't-sponsored enterprises-notes*	6,424	-	(33)	6,391
Total Securities Available for Sale	$13,637	$-	$(40)	$13,597

Securities Held to Maturity
December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't-sponsored enterprises-discount notes*	$13,008	$-	$(12)	$12,996
Gov't-sponsored enterprises-notes*	8,412	-	(122)	8,290
Total Securities Held to Maturity	$21,420	$-	$(134)	$21,286

*Issued by the Federal Home Loan Bank (FHLB)

Investments in an unrealized loss position that are considered temporarily impaired at June 30, 2007 and December 31, 2006, segregated between investments sustaining unrealized losses for periods less than twelve months and twelve months or greater, are displayed in the following tables:

Securities Available for Sale
June 30, 2007	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't-sponsored enterprises-notes*	$7,484	$(15)	$781	$(23)	$8,265	$(38)
Gov't-sponsored enterprises-discount notes*	-	-	-	-	-	-
Total	$7,484	$(15)	$781	$(23)	$8,265	$(38)

Securities Held to Maturity
June 30, 2007	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't-sponsored enterprises-notes*	$-	$-	$6,274	$(126)	$6,274	$(126)
Gov't-sponsored enterprises-discount notes*	4,995	(4)	-	-	4,995	(4)
Total	$4,995	$(4)	$6,274	$(126)	$11,269	$(130)
*Issued by the Federal Home Loan Bank (FHLB)

Securities Available for Sale
(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't-sponsored enterprises- notes*	$4,990	$(4)	$1,401	$(29)	$6,391	$(33)
Gov't-sponsored enterprises-discount notes*	7,206	(7)	-	-	7,206	(7)
Total	$12,196	$(11)	$1,401	$(29)	$13,597	$(40)

Securities Held to Maturity
(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2006	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't-sponsored enterprises- notes*	$1,999	$(1)	$6,291	$(121)	$8,290	$(122)
Gov't-sponsored enterprises-discount notes*	12,996	(12)	-	-	12,996	(12)
Total	$14,995	$(13)	$6,291	$(121)	$21,286	$(134)
*Issued by the Federal Home Loan Bank (FHLB)

The June 30, 2007 unrealized loss was the aggregate of 18 U.S. Agency notes, of which 10 had a continuous loss period of more than 12 months.  The December 31, 2006 unrealized loss was the aggregate of 20 U.S. Agency notes, of which 11 had a continuous loss period of more than 12 months. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.  No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation.  Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of TransCommunity’s subsidiary bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 4     Stock Based Compensation:

A stock option plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001(the “2001 Plan”).  This 2001 Plan was adopted by TransCommunity effective August 15, 2001 in connection with the reorganization in which the Bank of Powhatan became a subsidiary of TransCommunity.  The purpose of the 2001 Plan was to reward employees and directors for services rendered and to promote the success of TransCommunity and its subsidiary by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity and its subsidiaries and with growth in shareholder value.  The 2001 Plan provided that options for up to 330,000 shares of TransCommunity common stock may be issued.  Under the 2001 Plan, annual grants of stock options were limited to 10,000 shares for each employee and 7,500 shares for each director.  The exercise price may not be less than 100% of the fair market value of the shares on the grant date.  Unless the Compensation Committee of TransCommunity’s Board of Directors determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date.  Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity.  All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs.  At June 30, 2007, options to acquire 284,625 shares were outstanding, of which 242,625 were exercisable at that date.

On May 29, 2007, shareholders approved the TransCommunity Financial Corporation 2007 Equity Compensation Plan (the “2007 Plan”).  As a result, the Company will not make any more stock option grants under the 2001 Plan.  See Part II, Item 5 for more information on the 2007 Plan.

Effective January 1, 2006, TransCommunity adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date.

A summary of the options granted is shown in the following table:

	Six months ended June 30,
	2007	2006
Outstanding at January 1	$246,725	$281,425
Granted	56,000	5,000
Exercised	(5,000)	-
Lapsed	(13,100)	(1,200)
Options outstanding at June 30	284,625	285,225
Options exercisable at June 30	242,625	274,492
Weighted average exercise price	$9.97	$9.96
Weighted average remaining contracted life at June 30	57 months	82 months

The weighted-average grant date fair value of 56,000 options granted under the 2001 Plan during the six months ended June 30, 2007, was $1.84 per share, which equaled $103,040.  The weighted average exercise price of options granted during the six months ended June 30, 2007, was $8.53 per share.

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

	Six months ended
	June 30, 2007	June 30, 2006
Expected volatility	20%	5%
Expected dividend	0	0
Expected term (years)	10	10
Risk free rate	4.7%	4.4%

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

NOTE 5     Earnings (Losses) Per Share:

Basic earnings (losses) per share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.  Reported basic and dilutive earnings per share are the same as the effect on EPS of TransCommunity’s outstanding stock options would be antidilutive.

NOTE 6      Business Segments:

TransCommunity has two reportable business segments: “Community Banking” and “Holding Company Operations.”  The Community Banking segment consists of the Company’s four subsidiary banks which were consolidated in June 2007, each of which provides loan, deposit, mortgage and investment services to retail and commercial customers in their respective market areas.  Holding Company Operations consists of the parent company, which provides managerial support, as well as an operational platform of shared services utilized by each of the subsidiary banks.

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

A summary of the business segments is shown in the following table:

	For three months ended June 30, 2007
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$2,656	$-	$1	$-	$2,657
Provision for loan losses	(66)	-	-	-	(66)
Noninterest income	281	-	987	(985)	283
Noninterest expense	(3,073)	-	(1,014)	1,307	(2,780)
(Loss) income from subsidiaries	-	-	(202)	202	-
Net (loss) income from continuing operations	(202)	-	(228)	524	94
Net loss from discontinued operations	-	-	-	-	-
Net (loss) income	$(202)	$-	$(228)	$524	$94
Total Assets	$214,209	$-	$30,084	$(29,572)	$214,721

	For three months ended June 30, 2006
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$2,212	$-	$115	$1	$2,328
Provision for loan losses	(92)	-	-	-	(92)
Noninterest income	288	-	112	(101)	299
Noninterest expense	(1,569)	-	(718)	115	(2,172)
(Loss) income from subsidiaries	-	-	506	(506)	-
Net (loss) income from continuing operations	839	-	15	(491)	363
Net loss from discontinued operations	-	(333)	-	-	(333)
Net (loss) income	$839	$(333)	$15	$(491)	$30
Total Assets	$187,498	$355	30,531	$(20,920)	$197,464

	For six months ended June 30, 2007
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$5,127	$-	$(9)	$-	$5,118
Provision for loan losses	(512)	-	-	-	(512)
Noninterest income	561	-	1,405	(1,403)	563
Noninterest expense	(5,771)	-	(2,138)	2,211	(5,698)
(Loss) income from subsidiaries	-	-	(672)	672	-
Net (loss) income from continuing operations	(595)	-	(1,414)	1,480	(529)
Net loss from discontinued operations	-	(77)	-	-	(77)
Net (loss) income	$(595)	$(77)	$(1,414)	$1,480	$(606)
Total Assets	$214,209	$-	$30,084	$(29,572)	$214,721

	For six months ended June 30, 2006
	(dollars in thousands)
	Community Banking	Main Street		Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$4,231	$		$226	$-	$4,457
Provision for loan losses	(144)			-	-	(144)
Noninterest income	504			236	(204)	536
Noninterest expense	(3,076)			(1,608)	233	(4,451)
(Loss) income from subsidiaries	-		-	1,023	(1,023)	-
Net (loss) income from continuing operations	1,515		-	(123)	(994)	398
Net loss from discontinued operations	-		(492)	-	-	(492)
Net (loss) income	$1,515		$(492)	$(123)	$(994)	$(94)
Total Assets	$187,498		$355	$30,531	$(20,920)	$197,464

NOTE 7     Secured Borrowings:

As of June 30, 2007, there were no secured borrowings.  Secured borrowings at June 30, 2006 resulted from loan participations identified in August 2006 as being not properly accounted for during 2005.  Additional information with respect to these borrowings was included in our Quarterly Report on Form 10-Q for the period ended March 31, 2007.

NOTE 8      Capital:

TransCommunity’s consolidated regulatory capital levels are displayed in the following table:

	June 30, 2007	December 31, 2006
	(in thousands)
Tier 1 Leverage Capital Ratio
Amount	$30,061	$30,457
Actual Ratio	14.74%	15.86%
Minimum Capital Requirement	4.00%	4.00%
Tier 1 Risk-Based Capital Ratio
Amount	$30,061	$30,457
Actual Ratio	15.26%	17.16%
Minimum Capital Requirement	4.00%	4.00%
Total Risk-Based Capital Ratio
Amount	$32,102	$32,522
Actual Ratio	16.30%	18.32%
Minimum Capital Requirement	8.00%	8.00%
Capital ratios:
Average equity to average assets	14.96%	15.79%
Leverage ratio	14.74%	15.86%
Tier 1 risk-based capital ratio	15.26%	17.16%
Total risk-based capital ratio	16.30%	18.32%

NOTE 9      Litigation:

In the ordinary course of operations, TransCommunity and its subsidiaries may be parties to various legal proceedings.  The following matters involve pending or potential claims:

Minter Lawsuit.  On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia.  The suit arises out of the Bank’s purchase of Main Street Mortgage and Investment Corporation in early 2001.  Minter alleges that in late 2000 Wiley withheld information concerning the value of Main Street Mortgage from the Bank’s board of directors and that the Bank would not have acquired Main Street Mortgage if the valuation had been provided to the Bank’s board.  Minter’s suit claims that the Company aided and abetted and conspired with Wiley in his misrepresentation of Main Street Mortgage’s value.  Minter’s suit also alleges that the December 2005 separation agreement between the Company and Wiley improperly released claims the Company had against Wiley arising out of Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank’s board in late 2000.

Minter seeks unspecified rescissionary and compensatory damages, unspecified treble damages and punitive damages of $350,000 against each defendant, jointly and severally and with interest.  Minter also seeks to recover his attorneys’ fees.

The Company believes that insofar as it concerns the Company, Minter’s suit is without merit.

The Company moved for a dismissal of the lawsuit, brought claims against Minter for breach of fiduciary duty related to his use of confidential Company information for personal gain and removed him from the board of the Bank of Powhatan.  In response to the Company’s motion to dismiss the lawsuit, on August 8, 2007, the court dismissed the two counts that Minter had asserted against the Company.  The court, however, permitted Minter to replead the count in which Minter alleged that the Company aided and abetted Wiley in his allegedly fraudulent conduct.  The deadline for an amended complaint on that count is August 29, 2007.

Based on the facts presently known, the Company believes it has limited liability exposure arising from this lawsuit.  However, since the case is in the early stages, the Company is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, in this matter.

NOTE 10     Subsequent Events:

None.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

 The following discussion and analysis and the related financial data present a review of TransCommunity’s consolidated operating results for the three-month and six-month period ended June 30, 2007 and 2006, and consolidated financial condition at June 30, 2007 and December 31, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in TransCommunity’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 16, 2007, and the consolidated financial statements and notes in this Form 10-Q.

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

In January 2007, the Company’s Board of Directors voted to consolidate the charters of its four subsidiary banks.  This charter consolidation process was completed on June 29, 2007.  Costs associated with the charter consolidation process negatively impacted the Company’s performance during both the first and second quarter of 2007.

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

•

Controlling expenses

•

Ensuring adequate funding for ongoing growth

Highlights of TransCommunity’s three-month statement of operations ended June 30, 2007, as compared to the similar statement in 2006, and the statement of financial condition dated June 30, 2007, as compared to December 31, 2006 include the following:

•

Net income of $94 thousand, an increase of $64 thousand over the 2nd quarter of 2006

•

Interest income grew $775 thousand, or 22.5%

•

Net interest income increased by $329 thousand, or 14.1%

•

Provisions for loan losses decreased $26 thousand, or 28.3%

•

Assets grew $17.3 million, or 8.7%, since December 31, 2006

•

Noninterest expenses increased $608 thousand, or 28%

Highlights of TransCommunity’s six-month statement of operations ended June 30, 2007 as compared to the same period in 2006 include the following:

•

Yield on earnings assets increased 85 basis points to 8.49%

•

Net interest margin increased 25 basis points to 5.34%

•

Provisions for loan losses increased $368 thousand, or 255%

•

Noninterest expenses increased $1.2 million, or 28%

Results of Operations

For the second quarter ended June 30, 2007, the Company reported profit of $94 thousand.  In 2006, net income for the same period was $30 thousand, including losses from discontinued operations of $333 thousand.  There were no losses from discontinued operations for the 2nd quarter of 2007.  Net income per share, both basic and diluted, was $0.02, comparing favorably to $0.01 over the same period in 2006.

For the six-month period ended June 30, 2007, net losses of $606 thousand include losses from discontinued operations of $77 thousand.  These losses were concentrated in the first quarter of 2007, and are directly attributable to three, one-time events:

1.

costs associated with our charter consolidation project;

2.

fees charged in excess than those originally expected from our external auditors; and

3.

an unusual addition to our allowance for loan losses associated with the dissolution of our mortgage banking affiliate.

Net Interest Income

For the three months ended June 30, 2007, net interest income totaled $2.7 million, a $421 thousand, or 18.1%, increase over TransCommunity’s performance for the same period during 2006.  When compared with the previous three month period ended March 31, 2007, net interest income increased $196 thousand, or 8.0%.

For the six months ended June 30, 2007, net interest income totaled $5.1 million, a $661 thousand, or 14.8%, increase over TransCommunity’s performance for the same period during 2006.  Average earning assets for the six-month period ended June 30, 2007 grew 9.9%, to $193.2 million compared to $175.8 million during the same period in 2006.

The net interest margin is the net interest income expressed as a percentage of average earnings assets.  For the six month period ended June 30, 2007, the net interest margin increased 25 basis points from the same period in 2006, to 5.34% from 5.09%.  The increase in net interest margin is attributable to benefits derived from an increase on yields of earning assets of 85 basis points to 8.49%, while the cost of interest bearing liabilities increased 70 basis points, from 3.32% to 4.02%.

Average loans outstanding increased $28.8 million, or 21.4%, to $163.5 million coupled with a 6.2% increase in yield on average loans to 9.14% for the six month period ended June 30, 2007, compared to a yield of 8.61% for the same period during 2006.

For the six month period ended June 30, 2007, loan income of $7.4 million increased approximately 28.9% from $5.7 million during the same period in 2006.

Management believes that the overall outlook in its net interest income is positive, although the Company expects to experience higher deposit costs in future periods. Management expects commercial loans to continue to grow because of the focus placed on loan growth throughout the Company.  Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio.  TransCommunity’s consolidated net interest margin compares favorably with the experience of many other commercial banks in its market area.

The following table details the net interest income calculations for the six-month periods ended June 30, 2007 and 2006.

TRANSCOMMUNITY FINANCIAL CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in thousand dollars)

		2007			2006
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid
ASSETS:
Loans, including fees (1)	$163,333	$7,407	9.14%	$134,549	$5,745	8.61%
Federal funds sold	13,014	333	5.16	23,674	547	4.66
Investments	16,829	393	4.71	17,616	373	4.27
Total earning assets	193,176	8,133	8.49	175,839	6,665	7.64
Allowance for loan losses	(2,007)			(1,719)
Non-earning assets	12,718			13,049
Total assets	$203,887			$187,169

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand -interest bearing	$36,777	$343	1.88%	$37,706	$287	1.53%
Savings	9,815	75	1.54	10,084	78	1.56
Time deposits	104,254	2,575	4.98	77,673	1,549	4.02
Total deposits	150,846	2,993	4.00	125,463	1,914	3.08
Other borrowed Funds	583	22	7.61	9,784	313	6.46
Total interest-bearing liabilities	151,429	3,015	4.02	135,247	2,227	3.32
Non-interest bearing deposits	21,087			20,530
Other liabilities	860			951
Total liabilities	173,376			156,728
Stockholders' equity	30,511			30,441
Total liabilities and stockholders' equity	$203,887			$187,169
Net interest earnings		$5,118			$4,438
Interest spread			4.47%			4.32%
Net interest margin			5.34%			5.09%

(1) Loan and fee income for 2006 includes amounts derived from our discontinued operations.

Provision for Loan Losses

For the six-month period ended June 30, 2007, the provision for loan losses was $512 thousand, an increase of $368 thousand over the same period in 2006.  At June 30, 2007, nonperforming assets totaled $543 thousand, versus $267 thousand at June 30, 2006.

However, on a year to date basis, asset quality improved since December 31, 2006, when nonperforming assets equaled $961 thousand.  There is no Other Real Estate Owned.  Net charge-offs for the year to date period ended June 30, 2007 amounted to $536 thousand, versus $25 thousand for the same prior period.  The charge-offs and provisions were experienced during the first quarter and are due primarily to loans related to the discontinued operations of Main Street Mortgage.  For the three-month period ended June 30, 2007, recoveries exceeded charge-offs by $2 thousand, versus $37 thousand during the same period in 2006.  Management believes the overall credit quality of the portfolio is sound based on the risk inherent in the loan portfolio.

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

Noninterest Income

During the three months ended June 30, 2007, bank service charges and other fees of $283 thousand decreased slightly from $299 thousand reported for the same period in 2006.  On a year to date basis, noninterest income totaled $563 thousand for the six months ended June 30, 2007, an increase of 5% from $536 thousand for the same period in 2006.   The overall increase in noninterest income is attributable principally to higher customer service fees, particularly those associated with broker fees and commissions.

Noninterest Expense

Noninterest expense for the six month period ended June 30, 2007 increased $1.2 million, or 28%, as compared with the same period in the prior year.  Personnel costs, which represent 46.6% of total noninterest expense, were up $334 thousand or 14.4% when compared to the same period in 2006, due primarily to the opening of Bank of Rockbridge in December 2006.  The remaining increase is attributable to costs associated with our charter consolidation efforts and higher than expected external auditor fees.

Segment Information

For the three months ended June 30, 2007, net losses from continuing operations for the Community Banking segment were $202 thousand, a decrease of approximately 124% from income of $839 thousand during the same period of 2006.  Net interest income for the Community Banking segment increased by $444 thousand, or 20.1%, to $2.7 million in the first six months of 2007 as compared to the same period of 2006.

For the three months ended June 30, 2007, net losses from Holding Company Operations were $228 thousand, a decrease from the $15 thousand income recorded for the same period one year ago.  The most notable decline in periodic performance is related to income derived from subsidiaries, which now consists solely of the Community Banking segment.

For the six months ended June 30, 2007, net losses from continuing operations for the Community Banking segment were $595 thousand, a decrease of $2.1 million, or 139%, from income of $1.5 million during the same period of 2006.  Net interest income for the Community Banking segment increased by $896 thousand, or 21.2%, to $5.1 million in the first six months of 2007 as compared to the same period of 2006.

For the six months ended June 30, 2007, net losses from Holding Company Operations were $1.4 million, an increase over the $123 thousand loss recorded for the same period one year ago.  Most of the difference is attributable to the aforementioned banking sector performance coupled with charter consolidations costs.

The Company had two additional segments in 2006 that were discontinued by year end.

Financial Condition

On June 30, 2007, TransCommunity had total assets of $214.7 million, up 8.2% from $198.4 million at December 31, 2006.  On June 30, 2007, loans totaled $175.1 million, an increase of $23.7 million since December 31, 2006.

Loans totaled $175.1 million and $143 million at June 30, 2007 and 2006, respectively. This represents growth of $32.1 million, or an increase of 22.4%.  Despite increased competition, the Company’s banks continued to experience strong loan demand, particularly with construction-related loans.  However, TransCommunity remains focused on maintaining its pricing discipline and strong asset quality, and adhering to its conservative underwriting standards.  The amounts reported for June 2006 included $9.7 million of participated balances.

 During the first six months of 2007, the Company’s average cost of interest-bearing deposits increased to 4.00%, up from 3.08% during the first six months of 2006.  Average interest-bearing deposits increased $25.3 million, from $125.5 million during the first six months of 2006 to $150.8 million during the same period in 2007.  Total deposits increased $18.8 million, or 11.4%, to $183.8 million at June 30, 2007 from $165.0 million at December 31, 2006.  Noninterest-bearing deposits increased $2.2 million, or 10.7% from the amount at December 31, 2006.  Management views these deposits as a key source for funding the loan growth.  As traditional deposits become more difficult to obtain, alternative funding sources will likely result in relatively higher costing funding sources.

At June 30, 2007, the Company’s capital position remained strong with an average equity-to-average assets ratio of 14.96%.  TransCommunity had a leverage ratio of 14.74%, a Tier 1 risk-based capital ratio of 15.26% and a total risk-based capital ratio of 16.30%.  At June 30, 2007, the book value of the Company’s common stock was $6.55 per share.

Income Taxes

No income tax provision has been recorded since, at this time, there is insufficient evidence to conclude that TransCommunity will produce taxable income in the future which cannot be offset by loss carryforwards from the current and prior periods.  However, the Company may owe income taxes in the future, including those as determined by the alternate minimum tax (AMT) system.  Income taxes for the year ended December 31, 2006, equaled $15 thousand using AMT calculations, which is available as a credit to reduce the regular tax liability in future years.

Loans

Total loans increased $23.7 million during the six months of 2007 to $175.1 million.

Loans by type are shown in the following schedule:

	June 30,	December 31,
(dollars in thousands)	2007	2006
Real estate:
Construction	$35,953	$21,348
Residential	32,013	29,007
Commercial	62,947	60,571
Commercial, industrial and agricultural	34,906	31,284
Consumer and installment	8,798	8,725
All other	446	464
Total loans	$175,063	$151,399

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

	June 30, 2007		December 31, 2006
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Real estate:
Construction	$419	21%	$291	14%
Residential	373	19%	396	19%
Commercial	734	34%	826	40%
Commercial, industrial and agricultural	407	20%	427	21%
Consumer and installment	103	5%	119	6%
All other	5	1%	6	0%
Total	$2,041	100%	$2,065	100%

Nonaccrual, Past Due and Restructured Loans

At June 30, 2007, TransCommunity had $543 thousand in loans classified as non-accrual or past due more than 90 days.  At December 31, 2006, TransCommunity had $961 thousand in loans classified as non-accrual or past due more than 90 days.  Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Secured Borrowings

TransCommunity had recorded secured borrowings in past financial statements due to the prior accounting treatment on certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004.  As described above and in Item 3 below, the Company discovered that it had incorrectly accounted for loans subject to these agreements in August 2006.  Due to amendments to these agreements so that they could be properly reported under applicable accounting standards, the Company has eliminated the reporting of secured borrowings.

Liquidity and Interest Sensitivity

At June 30, 2007, TransCommunity had liquid assets of $21.1 million in the form of cash, federal funds sold and available-for-sale investments.  Management believes that liquid assets were adequate at June 30, 2007 to meet its customers’ deposit and credit needs.  Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at TransCommunity Bank.  TransCommunity Bank also has the ability to purchase overnight federal funds from a correspondent bank and borrow from the Federal Reserve Bank, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short-term or long-term liquidity.

At June 30, 2007, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 8.33% for the one-year repricing period.  A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising rate environment.  Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing financial services company.

TransCommunity's interest sensitivity analysis is shown on the following schedule:

TRANSCOMMUNITY FINANCIAL CORPORATION

INTEREST SENSITIVITY ANALYSIS

JUNE 30, 2007

(dollars in thousands)

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:
Loans:
Real estate
Construction	$34,579	$1,209	$165	$35,953
Residential	19,743	10,050	2,220	32,013
Commercial	31,760	29,802	1,385	62,947
Commercial, industrial and agricultural	18,893	15,427	586	34,906
Consumer and installment	4,742	3,843	213	8,798
All other	395	51	-	446
Total Loans	110,112	60,382	4,569	175,063
Federal funds sold	7,417	-	-	7,417
Investment securities held to maturity, at cost	6,199	4,200	1,000	11,399
Investment securities available for sale, at fair value	4,493	2,775	997	8,265
Total	$128,221	$67,357	$6,566	$202,144
Sources of Funds:
Demand Deposits -
Interest bearing	$37,313	$-	$-	$37,313
Savings accounts	9,892	-	-	9,892
Time Deposits > $100,000	27,884	22,559	-	50,443
Time Deposits < $100,000	36,301	27,238	7	63,546
Total interest-bearing deposits	111,390	49,797	7	161,194
Federal funds purchased	-	-	-	-
Borrowings	-	-	-	-
Total	$111,390	$49,797	$7	$161,194
Discrete Gap	$16,831	$17,560	$6,559	$40,950
Cumulative Gap	$16,831	$34,391	$40,950
Ratio of Cumulative Gap to Total Earning Assets	8.33%	17.01%	20.26%

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

As of June 30, 2007, there have been no material changes to the contractual obligations listed above.

Future Prospects

The Company’s loss for the first quarter resulted from the confluence of several one-time events which are not likely to recur.  In spite of the continuing costs associated with our charter consolidation, the Company managed to produce an operating profit in each month of the second quarter.  The charter consolidation process is now behind us, however, and will result in reduced operating costs as we move through the remaining months of 2007.

Our new, consolidated bank, and each of its operating divisions is performing well, producing net interest margins that compare favorably with the experience of our competitors.  Loan demand in each of our markets remains brisk, and our regulators, our outside loan review firm, and our own internal loan review process all confirm that the quality of our loan portfolio remains strong.

The Company does business in some of the best markets in the country.  Each of those markets is led by an experienced banker with significant knowledge of their local market.  With operating costs expected to decline, the Company is poised for strong growth in the months ahead.  Management continues to seek successful commercial lending officers in its market area to enhance loan growth and resulting interest and fee income.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T.     Controls and Procedures

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as a result of the material weakness described below, our disclosure controls and procedures were not effective.

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

As we have previously reported, we have identified both a material weakness and a significant deficiency in our internal control over financial reporting.  The material weakness relates to our accounting and documentation for loans participated to third parties, and the significant deficiency relates to our accounting and record generation and maintenance for loan origination costs and for amortizing fees.  Additional information with respect to these matters was included in our Quarterly Report on Form 10-Q for the period ended March 31, 2007.

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

•

We hired a new chief credit officer and centralized the credit administration function.

Additionally, on June 29, 2007, the Company consolidated its four bank charters and centralized certain operational areas to provide a clearer segregation of responsibilities in connection with origination and monitoring activities.  Centralizing many of the operational functions will help ensure a stronger environment over internal controls.

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

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II Other Information

Item 1.     Legal Proceedings

In the ordinary course of operations, TransCommunity and its subsidiary bank expect to be parties to various legal proceedings.  At present, there are no pending or threatened proceedings against TransCommunity or its subsidiary which, if determined adversely, would have a material effect on the business, results of operations, or financial position of TransCommunity or its subsidiary.

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

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 29, 2007, the Company held its annual meeting of shareholders.  During the meeting, shareholders approved the following proposals with the following voting results:

1.

Election of three Class III directors to serve until the 2010 Annual Meeting of Shareholders, one Class II director to serve until the 2009 Annual Meeting of Shareholders, and one Class I director to serve until the 2008 Annual Meeting of Shareholders.

	Number of Shares
	For	Withheld
Class III Nominees
Bruce B. Nolte	2,422,055	582,644
John W. Pretlow, Jr.	2,907,780	96,919
John J. Sponski	2,907,030	97,669
Class II Nominee
Christopher G. Miller	2,906,130	98,569
Class I Nominee
Richard W. Bozard	2,905,730	98,969

2.

Approval of an amendment to our Articles of Incorporation to eliminate the current class structure of our board:

Votes
			Broker
For	Against	Abstain	Non-votes
2,870,441	90,304	21,454	-

3.

Approval of the TransCommunity Financial Corporation 2007 Equity Compensation Plan:

Votes
			Broker
For	Against	Abstained	Non-votes
2,440,051	142,844	38,554	360,750

Item 5.     Other Information

On May 29, 2007, the shareholders of TransCommunity approved the TransCommunity 2007 Equity Compensation Plan (the “2007 Plan”).  The complete text of the 2007 Plan is being filed as an exhibit to this report and is incorporated by reference into this Item 5.  The following general description of the principal features of the 2007 Plan is qualified in its entirety by reference to such exhibit.  Additional information with respect to the 2007 Plan is included in the Company’s proxy statement for its 2007 annual meeting of shareholders, as filed with the Commission on April 23, 2007.

The 2007 Plan authorizes the Compensation Committee of the Company’s Board of Directors to grant one or more of the following awards to directors, officers, key employees, consultants and advisors to TransCommunity and its subsidiaries who are designated by the Compensation Committee: options; stock appreciation rights; stock awards; performance share awards; incentive awards; and stock units.  The Compensation Committee will administer the 2007 Plan.

TransCommunity is authorized to issue under the 2007 Plan up to 250,000 shares of its common stock.  Generally, if an award is forfeited, expires or terminates, the shares allocated to that award under the 2007 Plan may be reallocated to new awards under the 2007 Plan. Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the 2007 Plan may also be reallocated to other awards.  The 2007 Plan provides that if there is a stock split, stock dividend or other event that affects TransCommunity’s capitalization, appropriate adjustments will be made in the number of shares that may be issued under the 2007 Plan and in the number of shares and price of all outstanding grants and awards made before such event.

The 2007 Plan also provides that no award may be granted more than 10 years after the earlier of the date that it is approved by TransCommunity’s shareholders or the date it is adopted by TransCommunity’s Board of Directors, which was February 28, 2007.

The Board of Directors may amend or terminate the 2007 Plan at any time, provided that no such amendment will be made without shareholder approval if (i) the amendment would increase the aggregate number of shares of Common Stock that may be issued under the 2007 Plan (other than as permitted under the 2007 Plan), (ii) the amendment changes the class of individuals eligible to become participants or (iii) such approval is required under any applicable law, rule or regulation.

Item 6.

Exhibits

The following exhibits are filed or incorporated by reference as part of this Form 10-Q:

Exhibit No.	Description of Exhibits

3.1	Articles of Incorporation of the Company, as amended (as restated in electronic format only as of June 13, 2007) (filed herewith)

10.1	TransCommunity Financial Corporation 2007 Equity Compensation Plan (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) (filed herewith)

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCOMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2007	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)

Date: August 10, 2007	/s/ Patrick J. Tewell
Patrick J. Tewell
Chief Financial Officer
(principal financial and accounting officer)