Form 10-Q
period 2007-09-30
TRANSCOMMUNITY FINANCIAL CORP
filed 2007-11-05
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

TRANSCOMMUNITY FINANCIAL CORPORATION
(Exact name of registrant as specified in charter)

Virginia	000-33355	54-2032355
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

The number of shares outstanding of the registrant’s common stock at the close of business on November 2, 2007 was 4,586,741 shares of common stock, $.01 par value.

TRANSCOMMUNITY FINANCIAL CORPORATION

INDEX

PART I

FINANCIAL INFORMATION

Page No.

Item 1.

Financial Statements

3

Consolidated Statements of Financial Condition –

September 30, 2007 (Unaudited) and December 31, 2006

3

Consolidated Statements of Operations –

Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

4

Consolidated Statement of Changes in Stockholders' Equity –

Nine Months Ended September 30, 2007 (Unaudited)

5

Consolidated Statements of Cash Flows –

Nine Months Ended September 30, 2007 and 2006 (Unaudited)

6

Notes to Consolidated Financial Statements (Unaudited)

7

Item 2.

Management’s Discussion and Analysis of Financial

Condition and Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

24

Item 4.

Controls and Procedures

24

PART II

OTHER INFORMATION

Item 1.

Legal Proceedings

26

Item 1A.

Risk Factors

26

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

26

Item 3.

Defaults Upon Senior Securities

26

Item 4.

Submission of Matters to a Vote of Security Holders

26

Item 5.

Other Information

26

Item 6.

Exhibits

26

SIGNATURES

27

PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(dollars in thousands)

	September 30, 2007	December 31, 2006
	Unaudited
Assets
Cash and due from banks	$6,051	$3,669
Federal funds sold	4,061	1,422
Total cash and cash equivalents	10,112	5,091
Securities available for sale, at fair value	10,314	13,597
Securities held to maturity, fair value of $6,356 and $21,286 at September 30, 2007 and December 31, 2006, respectively	6,400	21,420
Loans	189,003	151,399
Allowance for loan losses	(2,663)	(2,065)
Total loans, net	186,340	149,334
Premises and equipment, net	7,114	6,689
Other investments	938	896
Assets from discontinued operations, net	-	88
Other assets	1,830	1,330
Total assets	$223,048	$198,445
Liabilities
Deposits:
Demand:
Noninterest bearing	$22,575	$20,450
Interest bearing	33,802	37,850
Savings	10,357	9,478
Time	125,230	97,195
Total deposits	191,964	164,973
Note payable	-	500
Federal funds purchased	-	1,517
Accrued interest payable	656	540
Liabilities from discontinued operations, net	-	10
Accrued expenses and other liabilities	496	352
Total liabilities	193,116	167,892
Stockholders' Equity
Common stock (25,000,000 shares authorized $.01 par value) 4,586,741 and 4,581,741 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	46	46
Additional paid in capital	39,904	39,809
Accumulated deficit	(10,027)	(9,262)
Accumulated other comprehensive income (loss)	9	(40)
Total stockholders' equity	29,932	30,553
Total liabilities and stockholders' equity	$223,048	$198,445

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

 (unaudited)

(dollars and shares in thousands except for per share data)

	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Interest and dividend income
Interest on loans, including fees	$4,208	$3,299	$11,616	$9,064
Interest on federal funds sold	125	279	458	826
Interest on debt securities	170	196	538	545
Dividends on equity securities	12	8	37	31
Total interest income	4,515	3,782	12,649	10,466
Interest expense
Interest on deposits	1,724	1,194	4,717	3,108
Interest on other borrowed funds	26	162	48	476
Total interest expense	1,750	1,356	4,765	3,584
Net interest income	2,765	2,426	7,884	6,882
Provision for loan losses	622	167	1,134	311
Net interest income after provision for loan losses	2,143	2,259	6,750	6,571
Noninterest income
Bank service charges and fees	269	232	832	768
Total noninterest income	269	232	832	768
Noninterest expense
Salaries and employee benefits	1,405	1,171	4,063	3,494
Occupancy expenses	172	164	533	494
Equipment expenses	167	149	527	438
Other operating expenses	829	750	3,149	2,258
Total noninterest expense	2,573	2,234	8,272	6,684
(Loss) income from continuing operations before income taxes	(161)	257	(690)	655
Income tax expense	-	-	-	-
Net (loss) income from continuing operations	(161)	257	(690)	655
Net loss from discontinued operations	-	(159)	(77)	(651)
Net (loss) income	$(161)	$98	$(767)	$4
Net (loss) income per share from continuing operations (basic and diluted)	$(0.04)	$0.06	$(0.15)	$0.14
Net (loss) income per share (basic and diluted)	$(0.04)	$0.02	$(0.17)	$0.00
Weighted average number of shares outstanding	4,587	4,582	4,587	4,582

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

 (unaudited)

(dollars and shares in thousands)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2006	4,582	$-	$46	$39,809	$(9,262)	$(40)	$30,553
Net loss	-	-	-	-	(767)	-	(767)
Unrealized gain on securities available for sale	-	-	-	-	-	49	49
Total comprehensive loss							(718)
Common Stock issued	5	-	-	38			38
Stock-based compensation expense	-	-	-	57	-	-	57
Dissolution of subsidiary	-	-	-	-	2	-	2
Balance,
September 30, 2007	4,587	$-	$46	$39,904	$(10,027)	$9	$29,932

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER, 2007 AND 2006

 (unaudited)

(dollars and shares in thousands)

	For the nine months ended
	September 30, 2007	September 30, 2006
Operating activities:
Net (loss) income	$(767)	$4
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,134	346
Amortization of security premiums and accretion of discounts, net	(14)	18
Depreciation	419	414
Stock-based compensation expense	57	27
Loss on disposition of property	-	(7)
(Increase) Decrease in other assets	(498)	360
Increase in interest payable	116	205
Increase (Decrease) accrued expenses and other liabilities	134	(75)
Net cash provided by (used in) operating activities	581	1,292

Investing activities:
Purchase of securities held to maturity	(6,000)	(43,000)
Purchase of securities available for sale	(18,522)	(13,250)
Proceeds from maturities of securities held to maturity	21,025	52,000
Proceeds from maturities of securities available for sale	21,863	3,000
Purchase of other investments	(42)	(121)
Net increase in loans	(38,122)	(16,585)
Purchase of premises and equipment	(774)	(196)
Net cash used in investing activities	(20,572)	(18,152)

Financing activities:
Net (decrease) increase in federal funds purchased	(1,517)	854
Proceeds from stock options exercised	38	-
Net (decrease) increase in note payable	(500)	475
Net decrease in secured borrowings	-	(1,435)
Net decrease in noninterest bearing and interest bearing demand deposits	(1,923)	(6,363)
Net increase (decrease) in savings deposits	879	(282)
Net increase in time deposits	28,035	20,378
Net cash (used in) provided by financing activities	25,012	13,627

Net increase (decrease) in cash and cash equivalents	5,021	(3,233)

Cash and cash equivalents:
Beginning of the period	5,091	16,816
End of the period	$10,112	$13,583
Supplemental disclosures of cash flow information:
Interest paid	$4,650	$3,387

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

The consolidated financial statements of TransCommunity conform to accounting principles generally accepted in the United States of America, to general industry practices, and the instructions for Form 10-Q and Regulation S-X.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2007, and the results of operations for the three-month and nine-month periods ended September 30, 2007 and 2006.  The Consolidated Statement of Financial Condition at December 31, 2006 was derived from audited financial data.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting periods.  The assumptions are based on information available as of the date of the financial statements and could differ from actual results.  The results for the interim periods are not necessarily indicative of annual performance.  The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the audited December 31, 2006 financial statements for TransCommunity, which statements were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “Commission”).

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

NOTE 3

Investment Securities:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at September 30, 2007 and December 31, 2006 are shown in the table below. As of September 30, 2007, 18 U.S. Agency Securities with a carrying value of $13.7 million were pledged as collateral for borrowings and public funds.

Securities Available for Sale
September 30, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov’t-sponsored enterprises-discount notes*	$1,000	$-	$(1)	$999
Gov’t-sponsored enterprises-notes*	9,305	23	(13)	9,315
Total Securities Available for Sale	$10,305	$23	$(14)	$10,314

Securities Held to Maturity
September 30, 2007
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't-sponsored enterprises-discount notes*	$-	$-	$-	$-
Gov't-sponsored enterprises-notes*	6,400	-	(44)	6,356
Total Securities Held to Maturity	$6,400	$-	$(44)	$6,356

Securities Available for Sale
December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov’t-sponsored enterprises-discount notes*	$7,213	$-	$(7)	$7,206
Gov’t-sponsored enterprises-notes*	6,424	-	(33)	6,391
Total Securities Available for Sale	$13,637	$-	$(40)	$13,597

Securities Held to Maturity
December 31, 2006
(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Gov't-sponsored enterprises-discount notes*	$13,008	$-	$(12)	$12,996
Gov't-sponsored enterprises-notes*	8,412	-	(122)	8,290
Total Securities Held to Maturity	$21,420	$-	$(134)	$21,286

*FHLB

Investments in an unrealized loss position that are considered temporarily impaired at September 30, 2007 and December 31, 2006, segregated between investments sustaining unrealized losses for periods less than twelve months and twelve months or greater, are displayed in the following tables:

Securities Available for Sale
September 30, 2007	Less than 12 months		12 months or more				Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Description of securities:
Gov't-sponsored enterprises-notes*	$792	$(13)	$		$		$792	$(13)
Gov't-sponsored enterprises-discount notes*	999	(1)		-		-	999	(1)
Total	$1,791	$(14)		$-		$-	$1,791	$(14)

Securities Held to Maturity
September 30, 2007	Less than 12 months		12 months or more				Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value		Unrealized Loss		Fair Value	Unrealized Loss
Description of securities:
Gov’t-sponsored enterprises-notes*	$6,356	$(44)	$		$		$6,356	$(44)
Gov’t-sponsored enterprises-discount notes*				-		-	-	-
Total	$6,356	$(44)		$-		$-	$6,356	$(44)

Securities Available for Sale
December 31, 2006	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov’t-sponsored enterprises-notes*	$4,990	$(4)	$1,401	$(29)	$6,391	$(33)
Gov’t-sponsored enterprises-discount notes*	7,206	(7)	-	-	7,206	(7)
Total	$12,196	$(11)	$1,401	$(29)	$13,597	$(40)

Securities Held to Maturity
December 31, 2006	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't-sponsored enterprises-notes*	$1,999	$(1)	$6,291	$(121)	$8,290	$(122)
Gov't-sponsored enterprises-discount notes*	12,996	(12)	-	-	12,996	(12)
Total	$14,995	$(13)	$6,291	$(121)	$21,286	$(134)

*Issued by the Federal Home Loan Bank (FHLB)

The September 30, 2007 unrealized loss was the aggregate of 11 U.S. Agency notes, none of which had a continuous loss period of more than 12 months.  The December 31, 2006 unrealized loss was the aggregate of 20 U.S. Agency notes, of which 11 had a continuous loss period of more than 12 months. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.  No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

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

NOTE 4

Stock Based Compensation:

2001 Stock Option Plan

A stock option plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001 (the “2001 Plan”).  This 2001 Plan was adopted by TransCommunity effective August 15, 2001 in connection with the reorganization in which the Bank of Powhatan became a subsidiary of TransCommunity.  The purpose of the 2001 Plan was to reward employees and directors for services rendered and to foster the success of TransCommunity and its subsidiary by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity and its subsidiaries and with growth in shareholder value.  The 2001 Plan provided that options for up to 330,000 shares of TransCommunity common stock may be issued.  Under the 2001 Plan, annual grants of stock options were limited to 10,000 shares for each employee and 7,500 shares for each director.  The exercise price may not be less than 100% of the fair market value of the shares on the grant date.  Unless the Compensation Committee of TransCommunity’s Board of Directors determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date.  Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity.  All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs.  At September 2007, options to acquire 275,275 shares were outstanding, of which 233,275 were exercisable at that date.

Effective January 1, 2006, TransCommunity adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date.

A summary of the options granted is shown in the following table:

	Nine months ended September 30,
	2007	2006
Outstanding at January 1	$246,625	$281,425
Granted	56,000	5,000
Exercised	(5,000)	-
Lapsed	(22,350)	(1,200)
Options outstanding at September 30	275,275	285,225
Options exercisable at September 30	233,275	274,492
Weighted average exercise price	$9.97	$9.95
Weighted average remaining contracted life at September 30	55 months	79 months

The weighted-average grant date fair value of 56,000 options granted under the 2001 Plan during the nine months ended September 30, 2007, was $2.43 per share, which equaled $136,080.  The weighted average exercise price of options granted during the nine months ended September 30, 2007, was $8.53 per share.

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

Assumptions used for the periods covered herein are outlined in the following table:

	Nine months ended
	September 30, 2007	September 30, 2006
Expected volatility	20%	5%
Expected dividend	0	0
Expected term (years)	5	10
Risk free rate	4.6%	4.6%

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

On May 29, 2007, shareholders approved the TransCommunity Financial Corporation 2007 Equity Compensation Plan.  As a result, the Company will not make any more stock option grants under the 2001 Plan.

2007 Equity Compensation Plan

On May 29, 2007, the shareholders of TransCommunity approved the TransCommunity Financial Corporation 2007 Equity Compensation Plan (the “2007 Plan”).  The complete text of the 2007 Plan was filed as an exhibit to the Form 10-Q dated June 30, 2007.  The following general description of the principal features of the 2007 Plan is qualified in its entirety by reference to such exhibit.  Additional information with respect to the 2007 Plan is included in the Company’s proxy statement for its 2007 annual meeting of shareholders, as filed with the Commission on April 23, 2007.

The 2007 Plan authorizes the Compensation Committee of the Company’s Board of Directors to grant one or more of the following awards to directors, officers, key employees, consultants and advisors to TransCommunity and its subsidiary who are designated by the Compensation Committee: options; stock appreciation rights; stock awards; performance share awards; incentive awards; and stock units.  The Compensation Committee will administer the 2007 Plan.

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

On July 25, 2007, agreements with market presidents and corporate senior officers were executed for restricted stock awards totaling 22,375 shares under the 2007 Plan.  The agreements grant fifty percent of the restricted stock on a three year vesting schedule as follows:

Date	Percentage
March 1, 2008	20%
March 1, 2009	20%
March 1, 2010	60%

The remaining one-half of the restricted stock will be issued March 1, 2010 if corporate pretax income for 2009 equals or exceeds $3.0 million.

During the 3rd quarter of 2007, the Company recorded expenses of $23 thousand related to stock based compensation, and $57 thousand for the nine months ended September 30, 2007.

NOTE 5

Earnings (Losses) Per Share:

Basic earnings (losses) per share (“EPS”) are computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding during the period, including the effect of dilutive potential common shares outstanding attributable to stock awards.  Reported basic and dilutive earnings per share are the same as the effect on EPS of TransCommunity’s outstanding stock options would be antidilutive.

NOTE 6

Business Segments:

Currently, the holding company operates as a shell company with all operations performed by its subsidiary bank and recorded in its records.  All operations are reported under the Community Banking segment.

Previously, TransCommunity had two reportable business segments: “Community Banking” and “TransCommunity” as reported June 30, 2007.  The Community Banking segment consisted of the Company’s four subsidiary banks which were consolidated in June 2007, each of which provided loan, deposit, mortgage and investment services to retail and commercial customers in their respective market areas.  TransCommunity consisted of the parent company, which wholly owned, the consolidated bank.  All operations are now performed within the bank.

During 2006, the Company had two additional business segments, “Main Street Mortgage,” which provided a variety of mortgage loan products across the country under the exemption granted as a subsidiary of a nationally-chartered bank, and “Financial Services,” which offered trust, asset management and securities and insurance brokerage services.  The activities of both of these business segments were discontinued during 2006.  The services previously provided by both of these business segments have been transferred to the Community Banking segment.  Segment information previously reported is as follows:

	For three months ended September 30, 2006
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$2,308	$(11)	$117	$-	$2,414
Provision for loan losses	(166)	(36)	-	-	(202)
Noninterest income	230	208	103	(102)	439
Noninterest expense	(1,534)	(321)	(817)	119	(2,553)
Income (loss) from subsidiaries	-	-	678	(678)	-
Net income (loss) from continuing operations	838	(160)	81	(661)	98
Net loss from discontinued operations	-	-	-	-	-
Net income (loss)	$838	$(160)	81	$(661)	$98
Total Assets	$184,484	$211	$30,692	$(22,005)	$193,382

	For nine months ended September 30, 2006
	(dollars in thousands)
	Community Banking	Main Street	Trans-Community	Eliminations	Consolidated
Net interest income (expense)	$6,539	$(30)	$343	$-	$6,852
Provision for loan losses	(310)	(36)	-	-	(346)
Noninterest income	734	1,773	339	(305)	2,541
Noninterest expense	(4,610)	(2,359)	(2,425)	351	(9,043)
Income (loss) from subsidiaries	-	-	1,701	(1,701)	-
Net income (loss) from continuing operations	2,353	(652)	(42)	(1,655)	4
Net loss from discontinued operations	-	-	-	-	-
Net income (loss)	$2,353	$(652)	(42)	$(1,655)	$4
Total Assets	$184,484	$211	$30,692	$(22,005)	$193,382

NOTE 7  Secured Borrowings:

As of the reported dates, there were no secured borrowings.

NOTE 8  Capital:

TransCommunity’s consolidated regulatory capital levels are displayed in the following table:

	September 30, 2007	December 31, 2006
	(dollars in thousands)
Tier 1 Leverage Capital Ratio
Amount	$29,923	$30,457
Actual Ratio	13.62%	15.86%
Minimum Capital Requirement	4.00%	4.00%
Tier 1 Risk-Based Capital Ratio
Amount	$29,923	$30,457
Actual Ratio	13.85%	17.16%
Minimum Capital Requirement	4.00%	4.00%
Total Risk-Based Capital Ratio
Amount	$32,586	$32,522
Actual Ratio	15.09%	18.32%
Minimum Capital Requirement	8.00%	8.00%

Capital ratios:

Average equity to average assets	14.41%	15.79%
Leverage ratio	13.62%	15.86%
Tier 1 risk-based capital ratio	13.85%	17.16%
Total risk-based capital ratio	15.09%	18.32%

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

Minter amended his complaint, and the only claim against the Company is based on the Company's alleged derivative liability for Wiley's conduct.  The underlying factual allegations are the same; however, Minter now alleges that the Company is liable for Wiley's conduct because he was acting as an agent of the Company.  The Company has again moved for a dismissal of Minter's claim.  A hearing on the Company’s motion is set for December 7, 2007.

The Company believes that, insofar as it concerns the Company, Minter’s suit is without merit.

Based on the facts presently known, the Company believes it has limited liability exposure arising from this lawsuit.  However, since the case is in the early stages, the Company is unable to evaluate the likelihood of an unfavorable outcome or to estimate the amount or range of potential loss, if any, in this matter.

NOTE 10

Pending Merger:

On September 5, 2007, the Company entered into an Agreement and Plan of Merger with Community Bankers Acquisition Corp. (“CBAC”).  The Merger Agreement sets forth the terms and conditions of CBAC’s acquisition of the Company through the merger of the Company with and into CBAC.  TransCommunity Bank, N.A., a wholly-owned subsidiary of the Company, will become a wholly-owned subsidiary of CBAC in the Merger.

Under the terms of the Merger Agreement, CBAC will issue to the shareholders of the Company, for each share of the Company’s common stock that they own, 1.4200 shares of CBAC’s common stock (the “Exchange Ratio”), subject to adjustment as described below.  If the daily average closing price for CBAC’s common stock for the 20 consecutive days of trading in such stock ending five days before the closing date is less than $7.42, CBAC will increase the Exchange Ratio to the quotient obtained by dividing $10.5364 by such daily average closing price ..  There will be no adjustment if such daily average closing price is $7.42 or greater ..

In addition, at the effective time of the Merger, each outstanding option to purchase shares of the Company’s common stock under any of the Company’s stock plans shall vest pursuant to its terms and shall be converted into an option to acquire the number of shares of CBAC’s common stock equal to the number of shares of the Company’s common stock underlying the option multiplied by the Exchange Ratio.  The exercise price of each option will be adjusted accordingly.

The Merger Agreement also provides for the headquarters of the resulting company to be located at the headquarters of the Company.  Following the consummation of the Merger, the Board of Directors of CBAC will consist of 10 directors, four of whom will be nominated by CBAC and six of whom will be nominated by the Company.  In addition, the chief executive officer and chief financial officer of the Company will take those positions with CBAC, and the chief executive officer of CBAC will become its chief strategic officer.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the shareholders of each of the Company and CBAC and the receipt of all required regulatory approvals.  The Merger is expected to be completed in the fourth quarter of 2007.

A copy of the Merger Agreement and related documents can be found in the Form 8-K filed September 6, 2007.

Note 11 Subsequent Events:

None

ITEM 2.

 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the related financial data present a review of TransCommunity’s consolidated operating results for the three-month and nine-month period ended September 30, 2007 and 2006, and consolidated financial condition at September 30, 2007 and December 31, 2006. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in TransCommunity’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Commission on April 16, 2007, and the consolidated financial statements and notes in this Form 10-Q.

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

In January 2007, the Company’s Board of Directors voted to consolidate the charters of its four subsidiary banks.  This charter consolidation process was completed on June 29, 2007.  In addition, a system conversion with our core processor was successfully completed in August 2007.  Costs associated with the charter consolidation process negatively impacted the Company’s performance during the first three quarters of 2007.  As we operate under a consolidated charter with a converted system, we expect overhead costs to decline.

In evaluating TransCommunity’s financial condition and operating performance, management focuses on the following:

•

Increasing loan originations

•

Increasing core deposit balances

•

Preserving TransCommunity’s history of strong net interest margins

•

Retaining high credit standards and low levels of non-performing assets

•

Maintaining an adequate loan loss reserve

•

Managing interest rate risk

•

Controlling expenses

•

Ensuring adequate funding for ongoing growth

Highlights of TransCommunity’s three-month statement of operations ended September 30, 2007, as compared to the similar statement in 2006, and the statement of financial condition dated September 30, 2007, as compared to December 31, 2006 include the following:

•

Net loss of $161 thousand was reported versus net income of $98 thousand during the 3rd quarter of 2006

•

Interest income grew $733 thousand, or 19.4%

•

Net interest income increased by $339 thousand, or 14.0%

•

Assets grew $8.3 million, or 3.9% during the quarter, and $24.6 million, or 12.4%, since December 31, 2006

•

Noninterest expenses increased $339 thousand, or 15%

•

Provisions for loan losses increased $455 thousand, or 272%

Highlights of TransCommunity’s nine-month statement of operations ended September 30, 2007 as compared to the same period in 2006 include the following:

•

Yield on earnings assets improved 76 basis points to 8.53%

•

Net interest margin grew 22 basis points to 5.32%

•

Provisions for loan losses increased $823 thousand, or 265%

•

Noninterest expenses increased $1.6 million, or 24%

Results of Operations

For the quarter ended September 30, 2007, the Company reported a loss of $161 thousand, resulting from larger-than-anticipated provisions to the loan loss reserve in the amount of $622 thousand.  During the third quarter, two commercial loans went into default, each requiring a significant addition to the loss reserve, and the Company made further additions to the reserve following completion of its annual independent loan review.  In addition, the loan portfolio grew more rapidly than forecast during the third quarter, requiring further additions to the loan loss reserve.

During 2006, net income for the same period was $98 thousand, including a net loss from discontinued operations in the amount of $159 thousand.

Net loss per share for the quarter ended September 30, 2007, both basic and diluted, was $0.04, compared with net income per share, basic and diluted, of $0.02 for the same period during 2006.

For the nine-month period ended September 30, 2007, net losses were $767 thousand, including losses from discontinued operations of $77 thousand, compared with net income of $4 thousand during the same period in 2006.  The year-to-date loss for 2007 can be attributed to the costs associated with the consolidation of the Company’s banking charters, extraordinary fees charged by the Company’s former external auditors, and larger-than-anticipated additions to the reserve for loan losses.

Net Interest Income

For the three months ended September 30, 2007, net interest income totaled $2.8 million, a $339 thousand, or 14.0%, increase over TransCommunity’s performance for the same period during 2006.  When compared with the previous three-month period ended June 30, 2007, net interest income increased $108 thousand, or 4.1%.

For the nine months ended September 30, 2007, net interest income totaled $7.9 million, a $1 million, or 14.6%, increase over TransCommunity’s performance for the same period during 2006.  Average earning assets for the nine-month period ended September 30, 2007 grew 10.3%, to $198.2 million compared to $179.6 million during the same period in 2006.

The net interest margin is the net interest income expressed as a percentage of average earnings assets.  For the nine-month period ended September 30, 2007, the net interest margin increased 22 basis points from the same period in 2006, to 5.32% from 5.10%.  The increase in net interest margin is attributable to benefits derived from an increase on yields of earning assets of 76 basis points to 8.53%, while the cost of interest-bearing liabilities increased 62 basis points, from 3.47% to 4.09%.

Average loans outstanding increased $30.9 million, or 22.3%, to $169.7 million coupled with a 5.1% increase in yield on average loans to 9.15% for the nine-month period ended September 30, 2007, compared to a yield of 8.71% for the same period during 2006.

For the nine-month period ended September 30, 2007, loan income of $11.6 million increased approximately 28.2% from $9.1 million during the same period in 2006.

Management believes that the overall outlook for its net interest income is positive, although the Company expects to experience higher deposit costs in future periods. Management expects commercial loans to continue to grow because of the focus placed on loan growth throughout the Company.  Loan-related earning assets tend to have a higher spread than those earned in the Company’s investment portfolio.  TransCommunity’s consolidated net interest margin compares favorably with other commercial banks in its market area.

The following table details the net interest income calculations for the nine-month periods ended September 30, 2007 and 2006.

TRANSCOMMUNITY FINANCIAL CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(dollars in thousands)

	2007			2006
	Average Balance Sheet	Interest Income/Expense	Average Rates Earned/Paid	Average Balance Sheet	Interest Income/Expense	Average Rates Earned/Paid
ASSETS:
Loans, including fees (1)	$169,718	$11,616	9.15%	$138,791	$9,042	8.71%
Federal funds sold	11,946	458	5.13	22,845	826	4.83
Investments	16,502	575	4.66	17,970	576	4.29
Total Earning Assets	198,166	12,649	8.53	179,606	10,444	7.77
Allowance for loan losses	(2,033)			(1,740)
Non-earning assets	12,785			12,684
Total Assets	$208,918			$190,550

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand -
Interest bearing	$36,014	$507	1.88%	$37,050	$444	1.60%
Savings	10,036	116	1.55	9,897	115	1.55
Time deposits	108,750	4,094	5.03	81,382	2,549	4.19
Total deposits	154,800	4,717	4.07	128,329	3,108	3.24
Other borrowed Funds	1,006	48	6.43	10,190	484	6.36
Total interest-bearing Liabilities	155,806	4,765	4.09	138,519	3,592	3.47
Non-interest bearing Deposits	22,073			20,843
Other liabilities	938			964
Total liabilities	178,817			160,326
Stockholders' equity	30,101			30,224
Total liabilities and stockholders' equity	$208,918			$190,550
Net interest earnings		$7,884			$6,852
Interest spread			4.44%			4.30%
Net interest margin			5.32%			5.10%

Provision for Loan Losses

For the three-month period ended September 30, 2007, the provision for loan losses was $622 thousand, an increase of $455 thousand over the same period in 2006.  Large provisions during the third quarter are attributable to strong loan growth coupled with downgraded credits.  There were seven commercial loans with deteriorated credit quality that comprised approximately $500 thousand, or 80% of the 3rd quarter provisions.  For the nine-month period ended September 30, 2007, the provision for loan losses was approximately $1,134 thousand, an increase of $823 thousand over the same period in 2006.  At September 30, 2007, nonperforming assets totaled $1,041 thousand, versus $267 thousand at September 30, 2006.

Asset quality declined slightly since December 31, 2006, when nonperforming assets equaled $961 thousand.  There is no other real estate owned.  Net charge-offs for the nine months ended September 30, 2007 amounted to $628 thousand, versus $126 thousand for the same period in 2006.  The charge-offs are due primarily to loans related to the discontinued operations of Main Street Mortgage.  For the three-month period ended September 30, 2007, net charge-offs equaled $92 thousand, versus $101 thousand during the same period in 2006.

In March, 2007, the Company employed its first chief credit officer.  In June 2007, all credit administration functions were centralized as part of the consolidation of the Company’s four bank subsidiaries.  As part of the establishment of a centralized credit administration function, management has engaged in an in-depth analysis of the total loan portfolio and has made adjustments to individual loan risk ratings as necessary.  In addition, during the third quarter, the entire loan portfolio was reviewed as part of the annual independent loan review by an outside consulting firm.  As a result of this ongoing loan review process, management is of the opinion the overall credit quality of the loan portfolio is sound, and that the allowance for loan losses is adequate.

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

Noninterest Income

During the three months ended September 30, 2007, bank service charges and other fees of $269 thousand increased 16% from $232 thousand reported for the same period in 2006.  On a year-to-date basis, noninterest income totaled $832 thousand for the nine months ended September 30, 2007, an increase of 8.3% from $768 thousand for the same period in 2006.   The overall increase in noninterest income is attributable principally to higher customer service fees, including those associated with broker fees and commissions.

Noninterest Expense

Noninterest expenses for the quarter ended September 30, 2007 increased $339 thousand, or 15%, as compared with the same period in 2006.  For the nine-month period ended September 30, 2007, noninterest expenses were up by $1.6 million, or 23.7% compared with the same period in 2006.

The growth in noninterest expense for both the third quarter and the year-to-date is attributable to the opening of the Bank of Rockbridge in December 2006, and the costs associated with the consolidation of our banking charters in June of 2007.

During 2007, noninterest expenses have declined each quarter, from $2,918 thousand in the first quarter, to $2,780 thousand in the second quarter, to $2,573 thousand for the quarter ended September 30, 2007.  This favorable trend reflects the impact of the recently completed charter consolidation.  The Company expects further decreases in noninterest expenses during the fourth quarter of 2007.

Segment Information

The Company had two additional segments in 2006, which were discontinued by December 31, 2006. Currently, the organization consists solely of a bank operating under its holding company, which is essentially a shell corporation.  Therefore, current segment information is not provided.

Financial Condition

On September 30, 2007, TransCommunity had total assets of $223 million, up 12.4% from $198.4 million at December 31, 2006.  On September 30, 2007, loans totaled $189 million, an increase of $37.6 million since December 31, 2006.

Loans totaled $189 million and $140.5 million at September 30, 2007 and 2006, respectively. This represents growth of $48.5 million, or an increase of 34.6%.  Despite increased competition, the Company’s banks continued to experience strong loan demand, particularly with construction-related loans.  However, TransCommunity remains focused on maintaining its pricing discipline and asset quality, and adhering to its conservative underwriting standards.

During the first nine months of 2007, the Company’s average cost of interest-bearing liabilities increased to 4.09%, up from 3.47% during the first nine months of 2006.  Average interest-bearing liabilities grew $17.3 million, from $138.5 million during the first nine months of 2006 to $155.8 million during the same period in 2007.  Total deposits increased $27 million, or 16.4%, to $192 million at September 30, 2007, up from $165 million at December 31, 2006.  Noninterest-bearing deposits increased $2.1 million, or 10.4% since December 31, 2006.  Management views these deposits as a key source for funding the loan growth.  As traditional deposits become more difficult to obtain, alternative funding sources will likely result in relatively higher costs.

At September 30, 2007, the Company’s capital position remained strong with an average equity-to-average assets ratio of 14.41%.  TransCommunity had a leverage ratio of 13.62%, a Tier 1 risk-based capital ratio of 13.85% and a total risk-based capital ratio of 15.09%.  At September 30, 2007, the book value of the Company’s common stock was $6.53 per share.

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

Loans

Total loans increased $37.6 million during the nine months of 2007 to $189 million.

Loans by type are shown in the following schedule:

	September 30, 2007	December 31, 2006
(dollars in thousands)
Real estate:
Construction	$36,702	$21,348
Residential	36,589	29,007
Commercial	63759	60,571
Commercial, industrial and agricultural	41,760	31,284
Consumer and installment	10,133	8,725
All other	60	464
Total Loans	$189,003	$151,399

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

	September 30, 2007		December 31, 2006
(dollars in thousands)	Allowance	Percent	Allowance	Percent
Real estate:
Construction	$517	19%	$291	14%
Residential	516	19%	396	19%
Commercial	898	34%	826	40%
Commercial, industrial and agricultural	581	22%	427	21%
Consumer and installment	143	5%	119	6%
All other	8	1%	6	0%
Total Loans	2,663	100%	2,065	100%

Nonaccrual, Past Due and Restructured Loans

At September 30, 2007, TransCommunity had $1,041 thousand in loans classified as non-accrual or past due more than 90 days.  At December 31, 2006, TransCommunity had $961 thousand in loans classified as non-accrual or past due more than 90 days.  Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

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

Liquidity and Interest Sensitivity

At September 30, 2007, TransCommunity had liquid assets of $20.4 million in the form of cash, federal funds sold and available-for-sale investments.  Management believes that liquid assets were adequate at September 30, 2007 to meet its customers’ deposit and credit needs.  Management anticipates that additional liquidity will be provided by the growth in deposit accounts and loan repayments at TransCommunity Bank.  TransCommunity Bank also has the ability to purchase overnight federal funds from a correspondent bank and borrow from the Federal Reserve Bank, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short-term or long-term liquidity.

At September 30, 2007, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 0.46% for the one-year repricing period.  A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising rate environment.  Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing financial services company.

TRANSCOMMUNITY FINANCIAL CORPORATION

INTEREST SENSITIVITY ANALYSIS

SEPTEMBER 30, 2007

(dollars in thousands)

TransCommunity's interest sensitivity analysis is shown on the following schedule:

Uses of Funds:	1-365 Days	1 to 5 Years	Over 5 Years	Total

Loans:
Real estate:
Construction	$34,265	$2,274	$163	$36,702
Residential	23,864	10,484	2,241	36,589
Commercial	28,745	33,865	1,149	63,759
Commerical, industrial and agricultural	19,785	20,659	1,316	41,760
Consumer installment	5,686	4,276	171	10,133
All other	14	46	--	60
Total Loans	112,359	71,604	5,040	189,003
Federal funds sold	4,061	--	--	4,061
Investment securities held to maturity, at cost	1,200	4,200	1,000	6,400
Investment securities available for sale, at fair value	7,505	1,806	1,003	10,314
Total	$125,125	$77,610	$7,043	$209,778

Sources of Funds:

Demand Deposits-
Interest bearing	33,802	--	--		33,802
Savings accounts	10,357	--	--		10,357
Time Deposits > $100,000	35,045	19,613	--		54,658
Time Deposits < $100,000	44,949	25,589	34		70,572
Total interest-bearing deposits	124,153	45,202	34		169,389
Federal funds purchased	--	--	--		--
Borrowings	--	--	--		--
Total	$124,153	$45,202	$34		$169,389
Discrete Gap	$972	$32,408	$7,009		$40,388
Cumulative Gap	$972	$33,380	$40,388	$
Ratio of Cumulative Gap to Total Earning Assets	0.46%	15.91%	19.25%

Contractual Obligations

TransCommunity has entered into certain contractual obligations to make future payments under contracts.  The following table summarizes TransCommunity’s contractual obligations as of September 30, 2007:

	Payments due by Period
	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Operating lease obligations	$2,525,093	$422,012	$852,022	$586,667	$664,392
Data processing services	2,535,000	518,333	1,036,667	980,000	--
Total	$5,060,093	$940,345	$1,888,689	$1,566,667	$664,392

On August 9, 2007, the Company executed an agreement for the construction of a new branch office located at 1949 Sandy Hook Road, Goochland, Virginia, 23063.  This branch will replace the existing leased facility at Goochland Courthouse.  The agreement, which is in the amount of approximately $1.4 million, is a fixed price contract that will not be financed.  Monthly payments will be made following a percentage completion method.    Completion is expected in the first quarter of 2008, and branch personnel will relocate from the nearby rented space.

Future Prospects

The Company’s loss for the third quarter resulted primarily from seven deteriorated loans that required additional provisions to absorb any potential future loss.  Profitability was achieved for a period of time during the 3rd quarter of 2007, and earnings would have been reported if the higher-than-expected provisions had not been reserved.  We successfully consolidated our four bank charters during the 2nd quarter of 2007, and we completed our system conversion in August 2007.  In addition, during the third quarter, a new contract was negotiated with our data processor.  Based on the current levels of activity and fee structure, we expect to significantly reduce these costs by at least $400,000 annually.

            Our new consolidated bank and each of its operating divisions is performing well and producing net interest margins that compare favorably with the experience of our peers.  Loan demand in each of our markets remains brisk, and our regulators, our outside loan review firm, and our own internal loan review process all confirm that the quality of our loan portfolio remains strong.

            The Company conducts business in some of the best markets in the country.  Each of those markets is led by an experienced banker with significant knowledge of their local market.  With operating costs expected to decline, the Company is poised for strong growth in the months ahead.  Management continues to seek successful commercial lending officers in its market area to enhance loan growth and resulting interest and fee income.

The planned merger with Community Bankers Acquisition Corporation will provide additional capital which will permit management to consider external expansion on an accelerated basis.  The new capital will also support more rapid rates of internal growth.  In addition, the recent charter consolidation and system conversion prepares the Company to realize benefits of a streamlined structure.  More information related to the proposed merger can be found in Note 10 to the financial statement within Part I, Item 1, and in our Form 8-K filed September 6, 2007.

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

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as a result of the material weakness described below, our disclosure controls and procedures were not effective.

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

Additionally, on June 29, 2007, the Company consolidated its four bank charters and centralized certain operational areas to provide a clearer segregation of responsibilities in connection with origination and monitoring activities.  Centralizing many of the operational functions will help ensure a stronger environment over internal controls.  In August 2007, we completed our system conversion as planned.

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

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On September 5, 2007, the Company entered into an Agreement and Plan of Merger with Community Bankers Acquisition Corp. (“CBAC”).  See Note 10 to the financial statements in Part I, Item 1 for a description of the proposed business combination.

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

TRANSCOMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: November 2, 2007	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)

Date: November 2, 2007	/s/ Patrick J. Tewell
Patrick J. Tewell
Chief Financial Officer
(principal financial and accounting officer)