Form 10-K
period 2007-12-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2008-03-31
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

Commission file Number 0-33355

———————

TRANSCOMMUNITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

———————

Virginia (State or other jurisdiction of incorporation or organization)	54-2032355 (I.R.S. Employer Identification No.)
4235 Innslake Drive Glen Allen, Virginia (Address of principal executive offices)	23060 (Zip Code)

Registrant’s telephone number, including area code (804) 934-9999

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None		N/A

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  $36,116,128

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.   4,609,116 shares of Common Stock as of March 17, 2008

TABLE OF CONTENTS

Page
PART–I

Item 1.        Business

2

Item 1A.     Risk Factors

11

Item 1B.     Unresolved Staff Comments

14

Item 2.        Properties

14

Item 3.        Legal Proceedings

15

Item 4.        Submission of Matters to a Vote of Security Holders

15

PART–II

Item 5.        Market for Registrant’s Common Equity and Related Stockholders Matters

16

Item 6.        Selected Financial Data

17

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operation

19

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

31

Item 8.        Financial Statements and Supplementary Data

35

Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

35

Item 9A.     Controls and Procedures

35

Item 9B.     Other Information

36

PART–III

Item 10.      Directors, Executive Officers and Corporate Governance

37

Item 11.      Executive Compensation

40

Item 12.      Security Ownership of Certain Beneficial Owners and Management and

Related Stockholder Matters

50

Item 13.      Certain Relationships and Related Transactions, and Director Independence

52

Item 14.      Principal Accounting Fees and Services

53

PART–IV

Item 15.      Exhibits and Financial Statement Schedules

54

PART–I

Item 1.

Business

General

TransCommunity Financial Corporation (“TransCommunity” or the “Company”) is a financial holding company headquartered in Richmond, Virginia. TransCommunity was formed in March 2001, principally in response to perceived opportunities resulting from the takeover in recent years of a number of Virginia-based banks by national and regional banking institutions. TransCommunity, through its banking subsidiary, TransCommunity Bank, N.A. (the “Bank”), operates a community banking business in central Virginia west and north of the greater Richmond metropolitan area.

At December 31, 2007, TransCommunity had total assets of $238.3 million, total loans net of the allowance for loan losses of $202.4 million, total deposits of $203.6 million and total stockholders’ equity of $33.2 million.

TransCommunity’s headquarters are located at 4235 Innslake Drive, Glen Allen, Virginia.

In January 2007, our Board of Directors voted unanimously to consolidate our four existing bank charters into a single legal entity, TransCommunity Bank, N.A. The new consolidated bank continues to do business under the names of the prior subsidiary banks, Bank of Powhatan, Bank of Goochland, Bank of Louisa and Bank of Rockbridge. M. Andrew McLean, previously the president of the Company’s Bank of Goochland subsidiary, now serves as president of the Bank, and the Board of Directors of the Company also serves as the Board of Directors of the Bank. We believe that the consolidation of our bank charters will result in significantly lowered operating expenses, and can be achieved without impacting the local decision-making processes that are at the heart of our business model.

Management and staff completed the charter consolidation in June 2007 and the system conversion in August 2007. During this period, functional duties were centralized to create an improved span of control over processes and procedures and to reduce costs.

In September 2007, the Company entered into an agreement and plan of merger with Community Bankers Acquisition Corporation (“CBAC”), and in December 2007, the Company gave its consent to a merger between CBAC and BOE Financial Services of Virginia, Inc. (“BOE”). The Company believes that the combination of the three companies will create a powerful community banking franchise able to expand into new markets far more rapidly than would otherwise have been possible. In connection with the proposed mergers, CBAC has filed with the SEC a registration statement on Form S-4 to register the shares of CBAC common stock to be issued to the shareholders of the Company as well as a registration statement on Form S-4 to register the shares of CBAC common stock to be issued to the shareholders of BOE.

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

•

Opportunistic Acquisitions. While Virginia is dominated by large, out-of-state banks, there are over 70 banking institutions headquartered in Virginia that have less than $250 million in assets. We believe that many of these smaller banks will seek to merge with companies that have the infrastructure in place to handle the growing back-office and regulatory burden faced by smaller institutions. TransCommunity’s decentralized decision-making structure and approach, coupled with additional capital from our proposed merger with CBAC, should be attractive to the management, board of directors, employees and shareholders of such companies. We believe these factors will make TransCommunity a competitive acquirer. Our acquisition strategy will be opportunistic and is intended to augment our de novo bank strategy.

•

Selective De Novo Branching. To date we have organized four de novo banks, but only the Bank of Goochland has established a branch office. The Bank of Powhatan is actively evaluating its options for a new branch office in Powhatan County. As we grow, we will consider opportunities to establish new branches to leverage the brand awareness developed by our division banks and to provide added convenience to our customers. In some cases, we may establish branches that operate under a separate name with a “doing business as” designation. For example, the Bank of Louisa operated under that name, and as a branch of the Bank of Powhatan before Bank of Louisa received a charter as a separate bank. Going forward, we intend to enter new markets using names appealing to those markets, and plan to operate any new bank under the existing charter of TransCommunity Bank, N.A.

The Bank’s Operating Divisions

Bank of Powhatan. Bank of Powhatan commenced its banking operations in March 2000. The bank is located on U.S. Route 60, the major east-west highway in Powhatan County. Powhatan County is a suburb of Richmond and is experiencing significant growth in population. From 2000 to 2007, Powhatan County’s population grew 22.7%. The Powhatan County deposit market grew 154% or $149 million from June 2000 to June 2007, according to the most recent report from the Federal Deposit Insurance Corporation (the “FDIC”). The bank has executed a letter of intent to lease a branch office in the eastern part of Powhatan County serving a highly desirable area, which includes the zip code with the highest average household income in the greater Richmond metropolitan area.

At December 31, 2007, Bank of Powhatan had total loans of $69.2 million and $68.3 million of total deposits. Market share on deposits in Powhatan County was 26.6% in the June 2007 FDIC report.

Bank of Goochland. Bank of Goochland opened in November 2002. Goochland County is contiguous to Powhatan County but separated by the James River west of Richmond and a 45-minute drive from Charlottesville. Bank of Goochland initially conducted business from a temporary leased facility at historic Goochland Courthouse, which serves the western portion of the Goochland market. Bank of Goochland’s main office, which was opened in October 2003, is located in Centerville, on U. S. Route 250, a heavily-traveled route used by Goochland Country residents in their commute to and from work in the Richmond area. The location is six miles west of Innsbrook (where TransCommunity is headquartered), a significant business community in western Henrico Country. In January 2008, Bank of Goochland’s Courthouse branch moved from the leased facility to its larger permanent office at 1949 Sandy Hook Road. Goochland County has experienced a 21.2% population growth from 2000 to 2007. The deposits in Goochland County grew 136% or by $104 million from June 30, 2000 to June 30, 2007, according to the most recent report from the FDIC.

At December 31, 2007, Bank of Goochland had total loans of $100.4 million and $96.2 million of total deposits. Market share on deposits in Goochland County was 46% in the June 2007 FDIC report.

Bank of Louisa. Bank of Louisa opened its first office in July 2003, in the Town of Louisa, as a branch of the Bank of Powhatan. Louisa County is contiguous to Goochland County’s northern boundary and just east of Charlottesville. In April 2004, Bank of Louisa was spun off as a separately-chartered bank subsidiary of TransCommunity. Concurrent with its opening, Bank of Louisa purchased the assets and assumed the deposits of the Louisa branch of Bank of Powhatan. The permanent main office for Bank of Louisa, located in the town of Louisa, opened in April 2005. Louisa County has experienced 21.7% population growth from 2000 to 2007. Deposits in Louisa County grew 57% or $99 million from June 30, 2000 to June 30, 2007, according to the most recent report from the FDIC.

At December 31, 2007, Bank of Louisa had $20.5 of total loans and $30.4 million of total deposits. Market share on deposits in Louisa County was 11.1% in the June 2007 FDIC report.

Bank of Rockbridge. Bank of Rockbridge opened in December 2006. The central valley area including Rockbridge and the City of Lexington area grew 6.7% in population between 2000 and 2007. Deposits in Rockbridge County and the City of Lexington grew 55% or $171 million during this same time to $480 million, according to the most recent report from the FDIC.

At December 31, 2007, Bank of Rockbridge had $13 million in total loans and $8.8 million of total deposits. Market share on deposits in Rockbridge County and the City of Lexington was 1.3% in the June 2007 FDIC report.

Lending Activities

General. Each of the Bank’s operating divisions emphasizes a range of lending activities, including real estate, commercial, and consumer loans to individuals, small businesses and professional firms located in central Virginia. Each division bank has its own loan underwriting authority exercised by its president and local loan committee. We have developed a common set of loan underwriting standards for use by each of our division banks which vary by type of loan, as described below. Each of our division banks seek to underwrite loans in accordance with these internal underwriting guidelines, as well as applicable regulatory supervisory limits. The board of directors of the consolidated Bank operates a Risk Management Committee with authority for oversight of lending activities. We do not maintain a loan committee at the holding company level. We believe that local lending authority allows us to be more responsive than our regional and national competitors.

Since loans typically provide higher interest yields than other types of interest-earning assets, we seek to invest a substantial percentage of our earning assets in the loan portfolios of our division banks. We believe we have a competitive market advantage over larger national and regional banking institutions because we provide borrowers with a wide variety of lending products in the range of approximately $250,000 to $1.5 million that these larger banks may not want to offer because of the size or characteristics of the loan, or may not be able to deliver as expeditiously as we can. At December 31, 2007, we had total loans of $205.5 million, representing 86.2% of assets.

The Bank seeks to maintain a diversified loan portfolio and to limit the amount of loans to any single client. As of December 31, 2007, the 25 largest client relationships at the Bank of Powhatan represented $45.4 million, or 65.6% of its loan portfolio. Bank of Goochland reported loans totaling $47 million, or 46.8% of its portfolio, to its 25 largest borrowers. Bank of Louisa reported loans totaling $16.4 million to its largest 25 borrowers, which represented 80.1% of its total portfolio. Bank of Rockbridge reported loans of $11.4 million to its largest 25 borrowing relationships, which represented 87% of its loan portfolio. As the Bank continues to grow and mature, we expect that these concentrations will decrease as a percentage of total loans.

Regardless of the purpose of an individual loan, the Bank seeks to obtain a security interest in real estate whenever possible, in addition to any other collateral available, in order to increase the likelihood of the ultimate repayment of the loan.

Loans Secured by Real Estate. At December 31, 2007, loans secured by real estate represented 71% of the loans in our consolidated portfolio. Real estate lending by our division banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans. Interest rates for all categories of real estate loans may be fixed or adjustable, with adjustable-rate loans predominating. In addition to interest, we generally charge an origination fee on each loan.

Real estate loans originated by our division banks are subject to the same risks as other loans and are particularly sensitive to fluctuations in the value of real estate. While real estate market values in the central Virginia market have risen strongly during the past decade, fluctuations in the value of real estate, as well as other factors arising after a loan has been made, could negatively affect a borrower’s cash flow, creditworthiness and ability to repay the loan.

Commercial Real Estate Loans. At December 31, 2007, commercial real estate loans totaled $65.6 million or 31.9% of our consolidated loan portfolio. These loans generally have rate terms of five years or less, although payments may be structured on a longer amortization basis. Each of our division banks evaluates every borrower on an individual basis and attempts to determine the business risks and credit profile of each borrower. We also generally require that a borrower’s cash flow be at least 115% of monthly debt service obligations. In order to insure secondary sources of payment and liquidity to support loan requests, we typically review personal financial statements of all principal owners and require their personal guarantees.

Construction and Development Real Estate Loans. Each of our division banks offers residential and commercial construction loans to builders and developers as well as to consumers who wish to build their own homes. None of our division banks makes loans in this category on a fixed-rate basis, and as of December 31, 2007, all loans in this category were adjustable rate loans. As of December 31, 2007, a total of $41.2 million, or approximately 20% of our consolidated loan portfolio consisted of construction and development real estate loans. The duration of our construction and development loans does not normally exceed 24 months. Construction and development loans generally carry a higher degree of risk than long-term financing of existing properties because repayment depends on the ultimate completion of the project and usually the sale of the property. Specific risks include:

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

Residential Real Estate Loans and Home Equity Loans. None of our division banks originates traditional long-term residential mortgages, but each of our division banks does issue second mortgage residential loans and home equity lines of credit. With respect to home equity lines of credit, our policy is to limit extensions of credit to 90% of the available equity in each property. As of December 31, 2007, a total of $38.8 million, or 18.9%, of our consolidated loan portfolio consisted of residential mortgage loans and home equity lines of credit.

Commercial Business Loans. Each of our division banks makes loans for commercial purposes in various lines of business, including manufacturing, service industry and professional service areas. We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and 504 program, which loans are partially guaranteed by the government, thereby reducing their risk. As of December 31, 2007, a total of $49.4 million, or 24%, of our consolidated loan portfolio consisted of commercial business loans.

Consumer Loans. Each of our division banks makes loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit. Consumer loans are underwritten based on the borrower’s income, current debt level, past credit history, and the availability and value of collateral. Consumer loans are both fixed and variable, with negotiable terms. Our installment loans typically amortize over periods not exceeding 60 months. Each of our division banks offers consumer loans with a single maturity date when a specific source of repayment is available. Typically, each of our division banks requires monthly payments of interest and a portion of the principal on revolving loan products. As of December 31, 2007, a total of $10.4 million, or 5.1%, of our consolidated loan portfolio consisted of loans to consumers.

Loan Approval. Certain credit risks are inherent in making loans. These include prepayment risks, risks resulting from uncertainties in the future value of collateral, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. Each of our division banks attempts to mitigate repayment risks by adhering to internal credit policies and procedures. These policies and procedures, which are maintained by TransCommunity and are common to all of our division banks, include officer lending limits, a multi-layered loan approval process for larger loans, documentation examination, and follow-up procedures for any exceptions to credit policies. Each of our division banks has a loan committee of its advisory board of directors that is responsible for oversight of the lending function. When the amount of aggregate loans to a single borrower exceeds an individual officer’s lending authority, the loan request will be considered by an officer with a higher lending authority or by division bank’s loan committee. None of our division banks makes any loans to (1) any director or officer of the Bank, (2) any director or officer of any affiliate bank, or (3) any officer or director of

TransCommunity, unless the loan is approved by the Board of Directors of the Bank and is on terms not more favorable to such person than would be available to a person not affiliated with the Bank.

Credit Administration and Loan Review. We maintain a continuous loan review system that is managed at TransCommunity’s level. Each of our division banks also applies a consistent credit grading system to each loan, and we utilize an independent consultant to review the loan files annually on a test basis to confirm the grading of each loan. This independent consulting firm reports directly to the chairman of the Audit Committee of TransCommunity’s Board of Directors. We hold each loan officer responsible for the loans he or she makes, regardless of whether other individuals or committees joined in the approval. This responsibility continues until the loan is repaid or until the loan is formally assigned to another officer.

Lending Limits. The lending activities of each of our division banks are subject to a variety of lending limits imposed by federal law. In general, the Bank is subject to a legal limit on loans to a single borrower equal to 15% of the Bank’s capital and unimpaired surplus. The Bank equity capital of $29.6 million will allow for a revised lending limit up to an approximate $4.4 million.

Deposit Services

We focus on customer service to attract and retain deposits. Each division bank offers a full range of commercial and retail deposit services, including checking accounts, savings accounts, money market accounts and other time deposits of varying types. The principal source of deposits at each of our division banks is the local, central Virginia market. Because of the historically low interest rate environment in the last four years, our division banks have also been able to obtain a portion of its deposits from bank-to-bank deposits generated outside our local market at certain times. As of December 31, 2007, less than 3% of our consolidated deposits were from out-of-market sources. Deposit rates are reviewed regularly by senior management of each division bank, by management of the consolidated Bank, and by the Bank’s Risk Oversight Committee. We believe that the deposit rates we offer are competitive with those offered by other financial institutions in our market area. By focusing on core deposits, we believe we can continue to keep the overall cost of our deposits low and thereby benefit from attractive net interest margins.

Competition

Banks generally compete with other financial institutions through the selection of banking products and services offered, the pricing of services, the level of service provided, the convenience and availability of services, and the degree of expertise and the personal manner in which services are offered. Virginia law permits statewide branching by banks. Consequently, commercial banking in Virginia is highly competitive. Many large banking organizations, most of which are controlled by out-of-state holding companies, currently operate in the greater Richmond, Virginia metropolitan area, and our primary market area. As of June 30, 2007, the aggregate deposit market in the Commonwealth of Virginia amounted to approximately $182 billion, of which out-of-state banking institutions controlled approximately 46% of these deposits. In addition, competition between commercial banks and thrift institutions (savings institutions and credit unions) has intensified significantly in recent years with the elimination of many previous distinctions between the various types of financial institutions and the granting of expanded powers to thrift institutions in areas which previously had been the sole domain of commercial banks. Legislation enacted in recent years, together with other regulatory changes by the primary regulators of the various financial institutions, has resulted in the almost total elimination of practical distinctions between a commercial bank and a thrift institution. Consequently, competition among financial institutions of all types is largely unlimited with respect to legal ability and authority to provide most financial services. Furthermore, as a consequence of federal legislation, out-of-state banks not previously allowed to operate in Virginia are allowed to commence operations and compete in TransCommunity’s primary market area. See “Supervision and Regulation.”

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

Employees

At December 31, 2007, TransCommunity had 71 full-time equivalent employees as compared to 72 at December 31, 2006.

Supervision and Regulation

General

The following discussion sets forth some of the material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides some specific information relevant to TransCommunity and the Bank. Other laws and regulations that govern various aspects of the operations of banks and bank holding companies are not described herein, although violations of such laws and regulations could result in supervisory enforcement action against TransCommunity, the Bank or any of the division banks. The regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Funds and not for the protection of security holders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on TransCommunity and the Bank.

Holding Company Regulation and Structure

 The Company is subject to regulation under the Bank Holding Company Act of 1956 (“BHCA”) and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). Under the BHCA, a bank holding company may not directly or indirectly acquire ownership or control of more than 5% of the voting shares or substantially all of the assets of any bank or merge or consolidate with another bank holding company without the prior approval of the Federal Reserve Board. The BHCA generally limits the activities of a bank holding company and its subsidiaries to that of banking, managing or controlling banks, or any other activity that is determined to be so closely related to banking or to managing or controlling banks that an exception is allowed for those activities. Under the Gramm-Leach-Bliley Act (“GLBA”), however, qualifying bank holding companies may elect to be “financial holding companies” and to engage in a wider variety of activities. In the first quarter of 2004, we chose to be a financial holding company and, therefore, are permitted to engage, directly or through subsidiaries, in a wide variety of activities which are financial in nature or are incidental or complementary to a financial activity, in addition to all of the activities otherwise allowed to us. The additional activities permitted to us as a financial holding company (if we so determine to conduct them) include, among others, securities activities such as underwriting, dealing, and brokerage, investment and merchant banking, and insurance underwriting, sales and brokerage activities. The Company is also a registered bank holding company under the bank holding company laws of the Commonwealth of Virginia. Accordingly, the Company is also subject to regulation and supervision by the State Corporation Commission of Virginia.

The Office of the Comptroller of the Currency (the “OCC”) conducts regular examinations of our nationally chartered bank, reviewing such matters as the adequacy of loan loss reserves, quality of loans and investments, management practices, compliance with laws, and other aspects of their operations. In addition to these regular examinations, the bank must furnish the OCC with periodic reports containing a full and accurate statement of its affairs.

FDIC Insurance

The deposits of the Bank are insured by the FDIC up to the limits set forth under applicable law and are subject to the deposit insurance assessments of the Deposit Insurance Fund (“DIF”) of the FDIC. The FDIC uses a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. Depository institutions insured by the DIF are required to pay assessments for deposit insurance ranging from .05% to .43% of deposits. Insurance rate schedules used in determining the assessments are subject to future adjustments by the FDIC.

There are a number of obligations and restrictions imposed on bank holding companies and their depository institution subsidiaries by federal law and regulatory policy that are designed to reduce potential loss exposure to the depositors of such depository institutions and to the FDIC insurance funds in the event that the depository institution is insolvent or in danger of becoming insolvent. For example, under the policy of the Federal Reserve Board with respect to bank holding company operations, a bank holding company is required to commit resources to support its subsidiary depository institutions. In addition, the “cross-guarantee” provisions of federal law require insured depository institutions under common control to reimburse the FDIC for any loss suffered or reasonably anticipated by the DIF as a result of the default of a commonly controlled insured depository institution in danger of default. The FDIC may decline to enforce the cross-guarantee provision if it determines that a waiver is in the best interests of the deposit insurance funds. The FDIC’s claim for reimbursement under the cross-guarantee provisions is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors and nonaffiliated holders of subordinated debt of the commonly controlled insured depository institutions.

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

Capital Requirements

Banking regulatory agencies have issued risk-based and leverage capital guidelines applicable to banking organizations which they supervise. Under the risk-based capital guidelines of the federal regulatory agencies, the Company and the Bank are required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 capital to risk-weighted assets of at least 4%. At least half of total capital is required to be composed of common equity, retained earnings and qualifying perpetual preferred stock, less certain intangibles and other adjustments (Tier 1 capital). The remainder (Tier 2 capital) may consist of a limited amount of subordinated debt and other qualifying debt (including certain hybrid capital instruments), and a limited amount of the loan loss reserve. As of December 31, 2007, the Bank was considered well capitalized under the regulatory guidelines of the FDIC. The Company’s capital is discussed in greater detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Capital” in Item 7 of this annual report and in Note 17 of the notes to consolidated financial statements under the caption Regulatory Matters, and those discussions are incorporated by reference herein.

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

Limits on Dividends and Other Payments

TransCommunity is a legal entity separate and distinct from the Bank. For the near-term, a significant portion of the revenues of TransCommunity will depend upon dividends or fees paid to TransCommunity by the Bank. Prior regulatory approval is required if the total of all dividends declared by the Bank in any calendar year will exceed the sum of the Bank’s net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.

Federal law also prohibits the Bank from paying dividends that would be greater than the Bank’s undivided profits after deducting statutory bad debts in excess of the Bank’s allowance for loan losses. As of December 31, 2007, and after the charter conversion effective June 30, 2007, the Bank did not qualify to pay a dividend to TransCommunity.

In addition, TransCommunity and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including the requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine, under certain circumstances relating to the financial condition of a bank or bank holding company, that the payment of dividends would be unsafe or unsound practice and to prohibit payment thereof. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice and that banking organizations should generally pay dividends only out of current operating earnings. In addition, TransCommunity is subject to state laws that limit the amount of dividends it can pay to its shareholders. TransCommunity expects that these laws, regulations or policies will materially impact the ability of the Bank and, therefore, TransCommunity to pay dividends in the early years of operations.

Other Regulations

The Company and the Bank are also subject to certain other federal laws and regulations which directly impact operations of the Company:

USA Patriot Act. The USA Patriot Act became effective in October 2001 and provides for the facilitation of information sharing among governmental entities and financial institutions for the purpose of combating terrorism and money laundering. Among other provisions, the USA Patriot Act permits financial institutions, upon providing notice to the United States Treasury, to share information with one another in order to better identify and report to the federal government concerning activities that may involve money laundering or terrorist activities. The USA Patriot Act is considered a significant banking law in terms of information disclosure regarding certain customer transactions. Certain provisions of the USA Patriot Act impose the obligation to establish anti-money laundering programs, including the development of a customer identification program, and the screening of all customers against any government lists of known or suspected terrorists. Although it does create a reporting obligation and compliance costs, the Company does not expect the USA Patriot Act to materially affect its products, services or other business activities.

Community Reinvestment Act. The Bank is subject to the requirements of the Community Reinvestment Act (“CRA”). The CRA imposes on financial institutions an affirmative and ongoing obligation to meet the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. A financial institution’s efforts in meeting community credit needs are currently evaluated as part of the examination process pursuant to lending, investment and service tests. These factors are considered in evaluating mergers, acquisitions and applications to open a branch or facility, and an unsatisfactory rating can substantially delay or block a transaction.

Reporting Terrorist Activities. The Federal Bureau of Investigation (“FBI”) has sent, and will send, our banking regulatory agencies lists of the names of persons suspected of terrorist activities. Our subsidiary bank has been requested, and will be requested, to search their records for any relationships or transactions with persons on those lists. If the bank finds any relationship or transactions, they must file a Suspicious Activity Report and contact the FBI. The Office of Foreign Assets Control (“OFAC”), which is a division of the Department of the Treasury, is responsible for helping to ensure that United States entities do not engage in transactions with “enemies” of the United States, as defined by various Executive Orders and Acts of Congress. OFAC has sent, and will send, our banking regulatory agencies lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts. If the Bank finds a name on any account, or wire transfer that is on an OFAC list, it must freeze such account, file a Suspicious Activity Report and notify the FBI.

 Sarbanes-Oxley Act of 2002 (“SOX”). TransCommunity is subject to the periodic reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), including the filing of annual, quarterly and other reports with the Securities and Exchange Commission (the “SEC”). As an Exchange Act reporting company, TransCommunity is directly affected by SOX, which is aimed at improving corporate governance and reporting procedures. TransCommunity believes it is in substantial compliance with applicable SEC and other rules and regulations implemented pursuant to SOX and intends to comply with any applicable rules and regulations implemented in the future. For the year ended December 31, 2007, TransCommunity is required to be compliant with the provisions of SOX, including Section 404, and management is required to provide a disclosure about its compliance.

Gramm-Leach-Bliley Act of 1999 (“GLBA”). The GLBA was enacted on November 12, 1999, and became effective March 11, 2000. The GLBA enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and other financial services entities under a single holding company.

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

The GLBA establishes a system of functional regulation, under which the Federal Reserve Board will regulate the banking activities of financial holding companies and other federal regulators will regulate banks' financial subsidiaries. The SEC will regulate securities activities of financial holding companies and state insurance regulators will regulate their business activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

The GLBA also modifies other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, including TransCommunity, from disclosing nonpublic personal financial information to nonaffiliated third persons unless customers have the opportunity to “opt out” of the disclosure.

Consumer Laws and Regulations. The Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act and the GLBA, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits, making loans to or engaging in other types of transactions with such customers.

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

Filings with the Securities Exchange Commission (“SEC”)

The Company files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC. The public may read and copy any documents the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s SEC filings can also be obtained on the SEC’s website on the Internet at http://www.sec.gov. Also, annual reports on Form 10-K and quarterly reports on Form 10-Q are posted on the Company’s website at http://www.tcfcorp.com as soon as reasonably practical after filing electronically with the SEC. Copies of these documents can be obtained free of charge by writing to the Company’s Corporate Secretary at 4235 Innslake Drive, Suite 200, Glen Allen, VA 23060 or by calling 804-934-9999.

Item 1A.

Risk Factors

Our Bank has experienced operating losses. We expect that any other de novo banks or branches we establish will likely experience similar start-up operating losses.

The future success of our operations must be considered in light of the expenses, complications and delays frequently encountered in connection with the establishment of new banks and related financial services. Typically, new banks are not profitable in their first several years of operation.

We have a limited operating history upon which to base any estimate of our future success.

We were organized in 2001, and we and our division banks have limited operating histories. As a consequence, there is limited historical financial information on which to base an evaluation of our current business or to make any estimate of our future performance. Because of our limited operating history, you may not have access to the type and amount of information that would be available to a shareholder of a financial institution with a more extended operating history.

Many of the loans in our loan portfolio are not seasoned which may increase the risk of credit defaults in the future.

A significant portion of our loans have been originated in the past five years. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because our loan portfolio is relatively new, the current level of delinquencies and defaults may not be representative of the level that will prevail when the portfolio becomes more seasoned, which may be higher than current levels. If delinquencies and defaults increase, we may be required to increase our provision for loan losses, which would adversely affect our results of operations and financial condition.

Our concentrations of loans may create a greater risk of loan defaults and losses.

We have a substantial amount of loans secured by real estate in the central Virginia area, and substantially all of our loans are to borrowers in that area. Additionally, at December 31, 2007, approximately 76% of our loan portfolio consisted of commercial and residential construction loans, commercial real estate loans, commercial business loans and commercial lines of credit. These types of loans have a higher risk of default than other types of loans, such as single family residential mortgage loans. In addition, the repayments of these loans, which generally have larger balances than single family mortgage loans, often depend on the successful operation of a business or the sale or development of the underlying property, and as a result are more likely to be adversely affected by deteriorating conditions in the real estate market or the economy in general. These concentrations expose us to the risk that adverse developments in the real estate market, or in general economic conditions in the central Virginia/Richmond metropolitan area, could increase the levels of nonperforming loans and charge-offs, and reduce loan demand. In that event, we would likely experience additional losses. Additionally, if, for any reason, economic conditions in the area deteriorate, or there is significant volatility or weakness in the economy or any significant sector of the area’s economy, our ability to develop our business relationships may be diminished, the quality and collectibility of our loans may be adversely affected, the value of collateral may decline and loan demand may be reduced.

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

Our profitability depends to a large extent upon our net interest income. Net interest income is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. As the Bank is asset sensitive, our net interest income will be adversely affected if market interest rates decline so that the interest we pay on deposits and borrowings decreases slower than the interest we earn on loans and investments. Changes in interest rates also affect the values of our financial assets and liabilities. An increase in interest rates could adversely affect the borrowers’ ability to pay the principal or interest on existing loans or reduce their ability to borrow more money. This may lead to an increase in our nonperforming assets or a decrease in loan originations, either of which could have a material and negative effect on our results of operations. Similarly, a decrease in interest rates could positively impact the borrowers’ ability to pay principal or interest on existing variable rate loans.

Interest rates are highly sensitive to many factors that are partly or completely outside of our control, including governmental monetary policies, domestic and international economic and political conditions and general economic conditions such as inflation, recession, unemployment and money supply. Fluctuations in market interest rates are neither predictable nor controllable and may have a material and negative effect on our business, financial condition and results of operations. For a detailed discussion of interest rate and other market risks, see Item 7A.

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

We are a customer-focused and relationship-driven organization. Our growth and success has been in large part driven by the personal customer relationships maintained by our executives. We depend on the performance of our management at the holding company as well as the presidents of each of our division banks. Although we have entered into change of control agreements with certain of our executive officers, we cannot offer any assurance that they and other key employees will remain employed by us. Moreover, we do not maintain key man life insurance on any of our executive officers. The loss of services of one or more of these key employees could have a material adverse impact on our operations.

Failure to maintain effective systems of internal and disclosure control could have a material adverse effect on our results of operation and financial condition.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation.

We cannot assure that internal or disclosure control deficiencies might not be identified. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could, among other things, result in losses from fraud or error, harm our reputation or cause investors to lose confidence in our reported financial information, all of which could have a material adverse effect on our results of operation and financial condition.

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

We do not expect to pay dividends on our common stock for at least several years. We intend to retain future earnings, if any, to improve the subsidiary bank’s capital structure to support future growth. Consequently, the return on our stock, if any, may be limited to capital appreciation for an indefinite period. Our future dividend policy will depend in large part on the earnings of our subsidiary bank, capital requirements, financial condition and other factors considered relevant by our Board of Directors. Additionally, TransCommunity is a separate legal entity from its subsidiary bank and does not have significant operations or revenues of its own. TransCommunity substantially depends on dividends from its subsidiary bank to pay its operating expenses. The availability of dividends from the subsidiary bank is limited by various statutes and regulations. In the event that its subsidiary bank is not permitted to pay dividends due to federal or state regulations, TransCommunity may not be able to pay its operating expenses. Consequently, any future inability to receive dividends from its subsidiary bank could adversely affect TransCommunity’s business, financial condition, results of operations and cash flows.

To implement our growth strategy, we must successfully identify opportunities for expansion and successfully integrate our new operations into our existing operating platform.

We intend to continue our current growth strategy of entering underserved or over-consolidated markets in Virginia by organizing de novo banks, opportunistically acquiring other banking institutions or establishing branches of our existing division banks. To the extent we are unable to identify attractive markets to enter, an important component of our growth strategy may be lost. Additionally, any future expansion or acquisition efforts may entail substantial costs and may not produce the revenue, earnings or synergies that we had anticipated. Any future expansion or acquisitions that we undertake will involve operational risks and uncertainties. Acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to successfully integrate the operations, management, products and services of the entities that we acquire or establish with our existing Common Operating Platform. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. Our failure to successfully integrate any entities that we establish or acquire into our existing operations may increase our operating costs significantly and adversely affect our business and earnings.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

TransCommunity’s headquarters are located in approximately 14,000 square feet of leased space at 4235 Innslake Drive, Glen Allen, Virginia. This office space was leased in September 2003 and occupied in December 2003. The office houses corporate operations, along with executive officers. The lease is for 10 years.

Bank of Powhatan is located at 2320 Anderson Highway, Powhatan, Virginia. This building is a two-story brick structure, containing approximately 6,000 square feet. It has four teller stations, three drive-through windows and a drive-up ATM and night depository. The Bank owns this property.

Bank of Goochland main office is located at 100 Broad Street Road, Manakin-Sabot, Virginia. This bank’s main office building is a two-story brick structure containing approximately 9,500 square feet. It has five teller stations, two drive-through windows, and a drive-up ATM and a night depository. The Bank owns this property.

Bank of Goochland also operates a newly completed branch office located at 1949 Sandy Hook Road, Goochland Courthouse, containing approximately 3,000 square feet. The Goochland Courthouse branch office moved to this new location in January 2008. The new Goochland Courthouse branch has three teller stations, two drive-through windows, a drive-up ATM, and a night depository. The Bank owns this property.

Bank of Louisa is located at 217 East Main Street, in the Town of Louisa, Virginia. This building is a two-story brick structure containing approximately 9,000 square feet. It has four teller stations, two drive-through windows, a drive-up ATM and a night depository facility. The Bank owns this property.

Bank of Rockbridge is located at 744 North Lee Highway in the City of Lexington, Virginia. This building, which was an existing bank building, is a two-story brick structure containing approximately 4,200 square feet. It has three teller stations, a drive-through window, a walk-up ATM and a night depository facility. The Bank leases the premises with an option after three years to extend the life of the lease for additional terms.

The Company believes that all of its properties are adequately covered by insurance. In addition, the Company believes all of its properties are in good operating condition and are adequate for the Company’s present and anticipated future needs.

See Notes 7 and 20 of the notes to consolidated financial statements for more information on the Company’s properties.

Item 3.

Legal Proceedings

In the ordinary course of operations, TransCommunity and its subsidiaries expect to be parties to various legal proceedings.

On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia. The suit arose out of the purchase of Main Street Mortgage & Investment Corporation (“Main Street Mortgage”) by Bank of Powhatan in early 2001. Main Street Mortgage, a mortgage brokerage company, had operated as a wholly-owned subsidiary of Bank of Powhatan and was closed on November 29, 2006. Mr. Minter alleged that in late 2000 Mr. Wiley withheld information concerning the value of Main Street from the Bank of Powhatan’s Board of Directors and that the Bank of Powhatan would not have acquired Main Street if the valuation had been provided to the Bank of Powhatan’s board. Mr. Minter’s suit claimed that the Company aided, abetted and conspired with Mr. Wiley in his misrepresentation of Main Street’s value. Mr. Minter’s suit also alleged that the December 2005 separation agreement between the Company and Mr. Wiley improperly released claims the Company had against Mr. Wiley arising out of Mr. Wiley’s alleged concealment of the Main Street valuation from the Bank of Powhatan’s board in late 2000.

Mr. Minter sought unspecified rescissionary and compensatory damages, unspecified treble damages and punitive damages of $350,000 against each defendant, jointly and severally and with interest. Minter also sought to recover his attorneys’ fees.

The Company moved for a dismissal of the lawsuit, brought claims against Mr. Minter for breach of fiduciary duty related to his use of confidential company information for personal gain and removed him from the board of the Bank of Powhatan. In response to the Company’s motion to dismiss the lawsuit, on August 8, 2007, the court dismissed the two counts that Mr. Minter had asserted against the Company. The court, however, permitted Mr. Minter to replead the count in which Mr. Minter alleged that the Company aided and abetted Mr. Wiley in his allegedly fraudulent conduct. Mr. Minter amended his complaint, with the only claim against the Company based on the Company’s alleged derivative liability for Mr. Wiley’s conduct. The Company again moved for a dismissal of Mr. Minter’s claim, and, on December 7, 2007, the court dismissed Mr. Minter’s lone remaining claim against the Company and all of Mr. Minter’s claims against Mr. Wiley with prejudice. The Company’s counterclaim against Mr. Minter for breach of fiduciary duty remains pending.

On December 19, 2007, Mr. Minter filed a new action in the Circuit Court of the County of Powhatan in Virginia, purportedly on behalf of the Company, alleging breach of fiduciary duty and civil conspiracy against defendants Troy A. Peery, Jr., Robin T. Williams, John J. Sponski, John C. Watkins and Bruce B. Nolte, all of whom are current or former directors of the Company. The lawsuit arises out of the same set of facts as the case dismissed by the court in December, 2007, and seeks damages of $3.35 million. Mr. Minter has not yet requested service of the lawsuit’s papers, and may have filed the lawsuit in an attempt to protect the statute of limitations. The Company has put its directors and officers insurance carrier on notice and is evaluating the allegations and claims. Based on the facts presently known, the Company believes it has limited liability exposure arising from this lawsuit.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2007, no matters were submitted for a vote of security holders.

PART–II

Item 5.

Market for Registrant’s Common Equity and Related Stockholders Matters

Market Price for Common Stock

Shares of the Company’s common stock are currently listed on the over-the-counter (OTC) market and are quoted in the OTC bulletin board, trading under the ticker symbol “TCYF.” The Company was delisted in October 2006 due to delayed filing of the 2006 second quarter SEC filing on Form 10-Q. TransCommunity was relisted effective April 20, 2007, once all SEC filings were filed in accordance with rules.

Based on information available to the Company, the following table presents the high and low sale prices of the Company’s common stock for each full quarterly period within the two most recent fiscal years.

	High	Low
Year Ended December 31, 2006
First Quarter of 2006	$9.00	$7.50
Second Quarter of 2006	$10.25	$8.10
Third Quarter of 2006	$10.00	$8.40
Fourth Quarter of 2006	$9.00	$8.50

Year Ended December 31, 2007
First Quarter of 2007	$10.75	$8.00
Second Quarter of 2007	$9.50	$6.25
Third Quarter of 2007	$9.75	$7.25
Fourth Quarter of 2007	$8.65	$6.50

On March 17, 2008, TransCommunity had approximately 3,200 shareholders.

Dividend Policy

TransCommunity has not declared or distributed any cash dividends to its shareholders. The Board of Directors of TransCommunity intends to follow a policy of retaining any earnings to provide funds to operate and expand the business of TransCommunity and its subsidiary bank for the foreseeable future. The future dividend policy of TransCommunity is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash requirements and general business conditions. TransCommunity’s ability to distribute cash dividends will depend substantially upon the ability of the Bank to pay dividends to TransCommunity. The Bank is subject to legal limitations on the amount of dividends each is permitted to pay. Furthermore, neither the Bank nor TransCommunity may declare or pay a cash dividend on their capital stock if they are insolvent or if the payment of the dividend would render them insolvent or unable to pay their obligations as they become due in the ordinary course of business. See “Limits on Dividends and Other Payments” in Part I of this annual report.

Stock Repurchases

The Company did not repurchase any shares of its common stock during 2007.

Stock Performance Graph

		Period Ending
Index	08/18/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
TransCommunity Financial Corporation	100.00	87.43	114.29	102.86	91.43	85.71
NASDAQ Composite	100.00	103.24	101.69	113.07	121.87	124.17
SNL Bank and Thrift Index	100.00	105.27	110.76	123.00	117.84	93.80

Closing price for 12/31/2007 is $7.50

Item 6.

Selected Financial Data

Our selected consolidated financial data presented below as of and for the years ended December 31, 2007, 2006, 2005, 2004, and 2003 are derived from our audited consolidated financial statements as amended in 2005 and 2004. Our consolidated balance sheets as of December 31, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2007 are included elsewhere in this annual report. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report.

	For the Years Ended December 31
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share amounts)
Summary balance sheet data:
Assets	$238,271	$198,445	$190,648	$150,267	$99,752
Investment securities	16,643	35,017	31,237	27,775	19,753
Loans	205,480	151,399	134,930	112,134	66,120
Allowance for loan losses	3,036	2,065	1,602	1,401	870
Deposits	203,598	164,973	146,603	123,662	82,675
Other borrowed funds	—	2,017	12,787	10,946	1,699
Stockholders' equity	33,233	30,553	30,370	14,939	14,901
Summary results of operations data:
Interest and dividend income	$17,143	$14,307	$10,957	$6,894	$3,997
Interest expense	6,676	4,958	3,497	1,994	1,159
Net interest income	10,467	9,349	7,460	4,900	2,838
Provision for loan losses	1,686	493	266	549	386
Net interest income after provision for loan losses	8,781	8,856	7,194	4,351	2,452

Noninterest income	1,110	1,011	791	762	282
Noninterest expense	10,643	8,933	9,334	7,401	4,909
(Loss) income from continuing operations before income taxes	(752)	934	(1,349)	(2,288)	(2,175)
Income tax (benefit) expense	(3,325)	15	—	—	—
Net income (loss) from continuing operations	2,573	919	(1,349)	(2,288)	(2,175)
Net loss from discontinued operations	(77)	(802)	(423)	(293)	(62)
Net income (loss )	$2,496	$117	$(1,772)	$(2,581)	$(2,237)
Per Share Data:
Net income (loss) per share from continuing operations- basic and diluted	$0.56	$0.20	$(0.41)	$(1.08)	$(1.19)
Net income (loss) per share - basic and diluted	$0.54	$0.03	$(0.53)	$(1.22)	$(1.19)
Book value	$7.24	$6.67	$6.63	$6.64	$7.21
Weighted average number of shares outstanding	4,586,741	4,581,741	3,315,479	2,114,275	1,887,458
Operating ratios:
Income (Loss) from continuing operations on average equity	8.48%	3.08%	(5.97%)	(17.21%)	(16.22%)
Income (Loss) from continuing operations on average assets	1.20%	0.49%	(0.84%)	(0.24%)	(2.96%)
Income (Loss) on average equity	8.23%	0.39%	(7.84%)	(19.42%)	(16.22%)
Income (Loss) on average assets	1.16%	0.06%	(1.04%)	(2.07%)	(2.96%)
Net interest margin	5.13%	5.14%	4.68%	4.23%	4.16%
Loan to deposit ratio	100.92%	91.78%	92.15%	90.68%	79.98%
Asset quality ratios:
Allowance for loan losses to nonperforming assets	142.20%	214.86%	970.91%	0.00%	703.52%
Allowance for loan losses to total loans	1.48%	1.36%	1.19%	1.25%	1.32%
Net charge-offs to average loans	0.41%	0.02%	0.05%	0.02%	0.00%
Nonperforming assets to total loans	1.04%	0.63%	0.12%	0.00%	0.00%
Capital ratios: (1)
Average equity to average assets	14.10%	15.79%	13.28%	10.67%	18.24%
Leverage ratio	13.61%	15.86%	17.59%	11.58%	19.72%
Tier 1 risk-based capital ratio	13.95%	17.16%	18.91%	13.75%	20.29%
Total risk-based capital ratio	15.20%	18.32%	19.92%	15.10%	21.44%

———————

(1)

Capital ratios are presented on a consolidated basis for TransCommunity and the Bank. See Note 17 to our notes to our consolidated financial statements for the years ended December 31, 2007 and 2006 included elsewhere in this annual report for information concerning the capital ratios for the Bank and for TransCommunity on a consolidated basis.

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

Overview

During 2007, TransCommunity reported net income of $2.5 million, versus net income during 2006 of $117 thousand. Net income from continuing operations was $2.6 million, which included an income tax benefit of $3.3 million due to the recordation of the Company’s deferred tax asset. During 2006, pre-tax income from continuing operations was $934 thousand. Earnings per share from continuing operations for 2007 and 2006 were $0.56 and $0.20, respectively. Net losses from discontinued operations for 2007 and 2006 equaled $77 thousand and $802 thousand, respectively. Net income per share, both basic and diluted, for 2007 and 2006 was $0.54 and $0.03, respectively.

Results of operations for 2007 were affected by non-recurring expenses related to bank charter consolidation and operating system conversion. Our four bank charters were legally consolidated under a single bank, TransCommunity Bank, N.A., effective June 30, 2007. Also, during 2007, higher than expected accounting costs were incurred associated with amendments to the Company’s 2005 Form 10-KSB and First Quarter 2006 Form 10-Q. Strong loan growth coupled with net charge-offs of $715 thousand resulted in a provision for loan losses of $1.7 million during 2007.

As of December 31, 2007, TransCommunity had total assets of $238.3 million, total deposits of $203.6 million, total loans of $205.5 million and total stockholders’ equity of $33.2 million. In comparison, at December 31, 2006 and 2005 TransCommunity reported total assets of $198.4 million and $190.6 million, total deposits of $165.0 million and $146.6 million, total loans of $151.4 million and $134.9 million and total stockholders’ equity of $30.6 million and $30.4 million, respectively.

During 2007, the Company continued to experience changes in its management team and Board of Directors. During the first quarter of 2007, Messrs Broomall, Claeys, Nuckols and D. Purcell submitted their resignations as directors of the Company, and in the third quarter, Mr. John Sponski submitted his resignation as a director. The Board determined not to replace these departing directors. The Company’s chief financial officer resigned in January 2007 to take a similar position at a larger organization. The president of Bank of Rockbridge resigned in March. In the third quarter of 2007, the president of the Bank of Powhatan resigned. All three of these management positions were filled with individuals possessing extensive banking experience. Mr. Patrick Tewell was appointed as the Company’s chief financial officer in March and Mr. Dennis Traubert assumed duties as president of Bank of Rockbridge in May. Mr. Calvin (“Chip”) Carter took over as president of Bank of Powhatan in September. In addition, in March, the Company hired Richard C. Stonbraker as its first chief credit officer.

Discontinued operations

In 2006, management continued to implement cost control measures in its operating units. In November of 2006, the Board of Directors approved the closing of Main Street Mortgage and Investment Corporation. These measures enabled the Company to better align its operations with its community banking focus.

Main Street was acquired by the Bank of Powhatan in 2001, had generated revenues of $1.9 million and $3.9 million in the years 2006 and 2005. Expenses during the same periods were $2.7 million and $4.0 million.

During 2005, Main Street originated residential and commercial mortgage loans of $162 million, generated gross revenues of $3.9 million, and incurred a net loss of $84 thousand. In 2006, the operations of Main Street resulted in a net loss from discontinued operations of $802 thousand. Management completed the dissolution of Main Street in the first quarter of 2007.

During 2004, the Company established a financial services division to enable its subsidiary banks to offer trust banking, asset management and insurance and securities brokerage services. To support these activities, we sought and received regulatory approval to exercise trust banking powers through each of our subsidiary banks.

During 2005, losses from financial service activities totaled $339 thousand. As a result, during the fourth quarter of 2005, the TransCommunity Board of Directors voted to discontinue offering these services and directed management to establish more cost-effective ways to deliver investment products. In the first quarter of 2006, the Financial Services operations were integrated into our community banking business segment.

Following closure of the mortgage and financial services business activities, these operations and associated cash flows were eliminated from the ongoing operations of TransCommunity. The underlying assets, primarily furniture and computers, associated with these operations were not held for sale. Rather, these assets were distributed within the Company’s community banking segment and used in banking operations. TransCommunity does not have any significant continuing involvement in the operations of mortgage or financial services business segments.

Pursuant to management’s evaluation of the criteria specified in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company concluded that its actions to close the operations of the following segments required disclosure in the consolidated financial statements as discontinued operations.

Loss from Discontinued Operations

	Years Ended December 31,
	2007	2006	2005
	(in thousand dollars)
Main Street	$(77)	$(802)	$(84)
Financial Services	—	—	(339)
	$(77)	$(802)	$(423)

Summary Financial Data for Discontinued Operations - Main Street
	Years Ended December 31,
	2007	2006	2005
	(in thousand dollars)
Operating Revenues	$2	$1,887	$3,872
Salaries and employee benefits	—	1,723	3,091
Occupancy expenses	45	177	226
Equipment costs	4	107	116
Other operating expenses	30	682	523
Loss from discontinued operations	$(77)	$(802)	$(84)

Summary Financial Data for Discontinued Operations - Financial Services
	Years Ended December 31,
	2007	2006	2005
	(in thousand dollars)
Operating Revenues	$—	$—	$29
Salaries and employee benefits	—	—	288
Occupancy expenses	—	—	30
Equipment costs	—	—	4
Other operating expenses	—	—	46
Loss from discontinued operations	$—	$—	$(339)

Community Banking Segment

Net income for the community banking segment in 2007 was $2.6 million, an increase of $145 thousand over 2006 net income of $2.4 million. Net interest income grew by $1.1 million, or 12%, as a result of increased loan volumes and slightly higher yields. Deposit interest expense was affected by significant growth in certificates of deposits as a $29.4 million increase in average deposit balances resulted in an approximate $2.2 million increase in interest expense on deposits. The provision for loan losses increased $1.2 million as a result the growth in our loan portfolio of $54.1 million, or 36%, coupled with downgraded credits and charge-offs. Noninterest income in the community banking segment increased by $99 thousand, or 10% to $1.1 million during 2007.

Mortgage Segment

In November, 2006, the Company’s Board of Directors voted to close its mortgage banking affiliate, Main Street Mortgage, and this company was formally dissolved in the first quarter of 2007. Main Street Mortgage’s total revenue in 2006 totaled $1.9 million versus $3.9 million in 2005. Losses for 2006 amounted to $802 thousand compared to $84 thousand in 2005. Main Street Mortgage had operated as a wholly-owned subsidiary of Bank of Powhatan since 2001.

Financial Services Segment

The Board of Directors voted in the fourth quarter of 2005 to cease operations of the Company’s Financial Services Division. The trust department at each of the subsidiary banks was effectively discontinued at December 31, 2005. Management reorganized the remaining financial services operations into the community banking segment during the first quarter of 2006. For 2005, the Company recognized a loss of $339 thousand from this discontinued operation.

Financial Condition at December 31, 2007

During 2007, our assets increased by $39.8 million, or 20.1%, to $238.3 million. Of this increase in total assets, $36.4 million represented growth in interest-earning assets, while non-interest earning assets increased by $3.4 million. Continued strong loan demand throughout the year resulted in an increase of $54.1 million, or 35.7%, in total loans outstanding.

Loan growth in 2007 was concentrated in commercial and industrial lending and real estate, primarily construction and residential. Our total loan growth of $54.1 million in 2007 resulted from a number of increases. Real estate construction loans grew $19.9 million, or 93%. Commercial and industrial loans increased $18.1 million, or 58%. Residential real estate loans grew $9.8 million, or 34%.

Customer deposits continued to be our primary funding source. At December 31, 2007, deposits totaled $203.6 million, an increase of $38.6 million or 23.4% from year-end 2006. Time deposits accounted for most of this increase, contributing $34.1 in additional funds. Interest bearing demand deposits, consisting primarily of interest checking and money market accounts, increased $3.9 million, or 10% in 2007.

During 2007, investment securities decreased by $18.4 million to $16.6 million, as investments were liquidated primarily to fund loan growth.

Our capital position remains strong with all of our regulatory capital ratios at levels that categorized us as “well capitalized” under bank regulatory capital guidelines. At December 31, 2007, our stockholders’ equity totaled $33.2 million, an increase of $2.7 million from the December 31, 2006 balance. This increase in stockholders’ equity primarily results from recognition of the Company’s deferred tax asset at year-end 2007.

Net Interest Income

The primary component of our earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investments, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in volume and changes in interest rates earned and paid. By volume, we mean the average dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets. Spread and margin are influenced by the levels and relative mix of interest-earning assets and interest-bearing liabilities, as well as by levels of noninterest-bearing liabilities. During the years ended December 31, 2007 and 2006, our average interest-earning assets were $204.1 million, and $181.1 million, respectively. During these same years, our net interest margins were 5.13% and 5.14%, respectively.

Average Balances and Average Rates Earned and Paid. The table contained in Schedule II on page 32 sets forth, for the years 2007, 2006 and 2005, information with regard to average balances of assets and liabilities, as well as the total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant yields or costs, net interest income, net interest spread, net interest margin and ratio of average interest-earning assets to average interest-bearing liabilities. Average loans include non accruing loans, the effect of which is to lower the average yield.

Results of Operations

Net Income. Our net income for 2007 was $2.5 million, an improvement of $2.4 million from net income of $117 thousand in 2006 and a $4.3 million improvement over a net loss of $1.8 million in 2005. Net income per share, both basic and diluted, was $0.54 for the year ended December 31, 2007, reflecting per share increases of $0.52 and $1.07, compared to per share income of $0.03 for 2006 and a per share loss of $0.53 for 2005. Total assets averaged $215.1 million during 2007, compared to $192.0 million in 2006, an increase of $23.1 million or 12.0%. Total average assets increased $44.8 million or 26.3% when comparing 2007 to 2005. Included in net income for 2007 was recognition of a deferred tax benefit of $3.3 million as a result of the removal of our previously established valuation allowance against net deferred tax assets. See Income Taxes.

During 2007, interest rates were stable during the first half of the year. However, beginning in September, interest rate cuts by the Federal Reserve began to impact the Company’s net interest margin. The prime rate decreased 100 basis points during the last four months of 2007. As a result primarily of continued growth in interest-earning assets during 2007, net interest income increased $1.1 million, or 12.0% from December 31, 2006.

During 2006, we responded to loan demand during a period of strong growth at each of our division banks. Total assets averaged $192.1 million during 2006, compared to $170.3 million in 2005, an increase of $21.8 million or 12.8%. During 2006, the prime rate increased 100 basis points over the first half of the year, to finish at 8.25%. As a result of our growth in interest-earning assets during 2006, combined with rising interest rates, our net interest income increased $1.9 million, or 25.3% during that year. Non-interest expenses during 2006 were $8.9 million, a decline from $9.3 million from one year prior, or 4.5%. This decrease was related to lower salaries and employee benefit costs associated with our discontinued operations.

Our net interest income after the provision for loan losses increased by $1.7 million or 23.1%, when comparing 2006 to 2005, while our non-interest income grew by $220 thousand and our non-interest expense decreased by $401 thousand. Overall, net income in 2006 improved $1.9 million, to $117 thousand, up from losses of an approximate $1.8 million in 2005. Additional details on components of net income are described below.

Net Interest Income. Net interest income grew to $10.5 million for the year ended December 31, 2007, an increase of $1.1 million, or 12.0%, over net interest income for 2006. This growth in interest income reflected growth in average earning assets, based on continued strong loan demand. Average total interest-earning assets increased $23.0 million or 12.7%, during 2007, compared to 2006, while our average yield increased 51 basis points from 7.89% during 2006 to 8.40% during 2007. Interest rates earned on a significant portion of our loans adjust immediately when index rates such as our prime rate changes. Conversely, most of our interest-bearing liabilities, including certificates of deposit and borrowings, have rates fixed until maturity. As a result, interest rate decreases generally result in an immediate decrease in our interest income on loans. There is a delayed effect on interest expense since 70.6% of our average interest-bearing deposits were classified as time deposits, which only experience increases in interest costs upon renewal.

Average total interest-bearing liabilities increased by $22.3 million, or 16%, during 2007. Interest rates declined from September to December 2007, however, our average cost of interest-bearing liabilities increased by 56 basis points from 3.57% during 2006 to 4.13% during 2007. This overall increase in interest expense was attributable to core deposit growth concentrated in relatively higher cost certificates of deposit. Despite these higher interest costs, our interest rate spread declined by only 5 basis points.

During 2006, our average total interest-bearing liabilities increased by $11.4 million, or 8.9%. With interest rates increasing 100 basis points during the first half of 2006, our average cost of interest-bearing liabilities increased by 84 basis points from 2.73% during 2005 to 3.57% during 2006.

During 2006, our net interest income increased by $1.9 million, or 25.6%, to $9.3 million. Our growth in interest income for 2006 resulted from both strong loan demand and higher loan yields. Average total interest-earning assets increased $22.6 million or 14.3%, during 2006, while our average yield increased by 101 basis points from 6.88% during 2005 to 7.89% in 2006. For 2006, 64.4% of our average interest-bearing deposits were classified as time deposits.

Investment income and interest expense for 2007 were affected by loan growth. As certain securities matured, the proceeds were reinvested in loans rather than repurchase of additional securities. In 2007, average investments declined $2.1 million, or 11.2%, compared to 2006, while investment yields increased by 27 basis points, to 4.75%.

For the year ended December 31, 2007, our net interest spread was 4.27%; our net interest margin was 5.13%.

For the year ended December 31, 2006, our net interest spread was 4.32%; our net interest margin was 5.14%.

For the year ended December 31, 2005, our net interest spread was 4.15%; our net interest margin was 4.68%.

Provision for Loan Losses. We recorded a provision for loan losses of $1.7 million for the year ended December 31, 2007, an increase of $1.2 million from a provision of $493 thousand for 2006. The loan loss provision for 2007 was consistent with loan growth and net charge-offs that we experienced.

Provisions for loan losses are charged to income to bring our allowance for loan losses at period end to a level deemed appropriate by management based on the factors discussed under “Asset Quality - Allowance for Loan Losses.” While the dollar amount of the provision for loan losses increased on a year-over-year basis, the ratio of the allowance for loan losses to period-ending total loans increased only 12 basis points, from 1.36% at December 31, 2006 to 1.48%, by year-end 2007. Nonperforming loans consisted entirely of nonaccrual loans, which equaled $2.0 million or 0.95% of loans outstanding at December 31, 2007. The Company reported its first other real estate owned of $180 thousand in December 2007 as a result of a foreclosure. Nonperforming loans totaled $961 thousand or 0.6% of total loans at December 31, 2006. The Company reported nonperforming loans of $165 thousand, or 0.12% at December 31, 2005.

The allowance for loan losses at December 31, 2007 of $3.0 million represents 1.48% of total loans, 155.3% of nonperforming loans, and 142.2% of nonperforming assets. The allowance for loan losses at December 31, 2006 of $2.1 million represented 1.36% of total loans and 214.9% of nonperforming loans. The allowance for loan losses at December 31, 2005 of $1.6 million equaled 1.19% of total loans outstanding.

Non-Interest Income. For the year ended December 31, 2007, non-interest income from continuing operations increased $99 thousand, or 9.8%, to $1.1 million from $1.0 million for the prior year. The increase in non-interest income resulted primarily from an increase in customer service fee income.

For the year ended December 31, 2006, non-interest income from continuing operations increased $220 thousand, or 27.7%, over the amount for 2005 due to growth in service charges and customer service fees.

Non-Interest Expense. Our ratio of non-interest expenses from continuing operations to average total assets during 2007 was 4.95%, which compared to 4.65% in 2006, and 5.48% during 2005. For the year ended December 31, 2007, non-interest expense increased $1.7 million, or 19.1%, over 2006. Salary and employee benefits expense increased $722 thousand, or 15.3%, and professional fees increased $583 thousand, or 74.4% over 2006. Supplies and equipment were up $274 thousand, or 34.4% over the same period. Increases were due to (i) the consolidation of the division bank charters and associated operational support, and system conversion efforts, (ii) operation of the Bank of Rockbridge for a full calendar year, (iii) processing cost increases due to growth in accounts and activity, (iv) extraordinary fees charged by the Company’s former outside auditing firm, as listed in Item 14 on page 53, and (v) employee merit adjustments, increased benefit costs, and implementation of a compensation plan for our directors.

The following table summarizes the changes in our non-interest expenses over the past two years.

	2007	2006	%
	(dollars in thousands)
Compensation & Employee Benefits	$5,433	$4,711	15.3%
Net occupancy expense	723	689	4.9%
Supplies and equipment	1,071	797	34.4%
Marketing and advertising	219	130	68.5%
Data processing	843	728	15.8%
Professional Fees	1,367	784	74.4%
Telecommunications	106	106	0.0%
Other	881	988	-10.8%

Total Non-Interest Expenses	$10,643	$8,933	19.1%

For the year ended December 31, 2006, our non-interest expense decreased $401 thousand, or 4.3%, over 2005. Salary and employee benefits expense declined $407 thousand, or 8.0%, including (i) the non-recurring restructuring charges in the fourth quarter of 2005 and 2006, (ii) pre-opening expenses for the Bank of Rockbridge, (iii) merit adjustments to salaries and (iv) increased benefit costs. Net occupancy expense increased $75 thousand during 2006, or 12.2%, reflecting the expenses associated with our normal operations.

Income Taxes. At December 31, 2007, TransCommunity had total net operating loss (“NOL”) carryforwards of $7.1 million, which begin to expire in 2022. For 2007, the Company utilized $415 thousand of the NOL carryforward to offset taxable income. Under the Alternative Minimum Tax (“AMT”) system, the utilization of an AMT NOL carryover is limited to 90% of the AMT taxable income. This limitation resulted in an AMT tax liability of $790, which has been recorded in this year's statement of operations. This AMT is available as a credit to reduce regular tax liability in future years, The AMT credit carryover is included in deferred tax assets.

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

Given that none of TransCommunity’s NOLs begin to expire until 2022, TransCommunity believes it will be able to fully utilize its NOLs prior to their respective expiration dates. Management has monitored and performed analyses that it believes provides a sufficient basis to support the conclusion that it is more likely than not to realize the net deferred tax asset at December 31, 2007 in the amount of $3.3 million. The tax benefit from the recognition of deferred tax assets is $3.3 million. See Note 12 of the notes to the Company’s consolidated financial statements elsewhere in this annual report for information concerning our NOLs.

At December 31, 2006, and December 31, 2005, TransCommunity had NOL carryforwards of $7.5 million and $8.5 million, respectively. No provision for income tax benefits associated with these NOLs was recorded in the statement of operations since there was insufficient evidence at that time to conclude that TransCommunity would produce taxable income in the future. Accordingly, at December 31, 2006 and 2005, the deferred tax asset related to the tax loss carryforwards and other deferred tax assets were fully reduced by a valuation allowance.

Investment Portfolio

The Company currently manages its investment securities portfolio consistent with established policies that include guidelines for Investment quality, rate sensitivity, liquidity and pledging needs on a bank by bank basis. As of December 31, 2007, the aggregate investment portfolio approximates 50% of the Company’s consolidated stockholders’ equity.

The Company accounts for securities under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. This standard requires classification of investments into three categories, “held to maturity” (“HTM”), “available for sale” (“AFS”), or “trading,” as further defined in Note 2 to the Company’s Consolidated Financial Statements. The Company does not maintain a trading account and has classified no securities in this category. HTM securities are required to be carried on the financial statements at amortized cost. AFS securities are carried on the financial statements at fair value. The unrealized gains or losses, net of deferred income taxes, are reflected in stockholders’ equity. The HTM classification places restrictions on the Company’s ability to sell securities or to transfer securities into the AFS classification. At December 31, 2007, 38.5% of the portfolio was classified as HTM.

The Company holds in its loan and securities portfolios, investments that adjust or float according to changes in “prime” lending rate. These holdings are not considered speculative but instead necessary for good asset/liability management.

The carrying value of the securities portfolio was $16.6 million at December 31, 2007, a decrease of $18.4 million or 52.6% from the carrying value of $35.0 million at December 31, 2006. The market value of the AFS securities at December 31, 2007 was $10.2 million. The net unrealized gain on the AFS securities was $25 thousand at December 31, 2007. The reversal of the 2006 net unrealized loss and gain reported at December 31, 2006 is reflective of the continued fall in market interest rates.

Since the Company anticipated much of the balance sheet growth in 2007, management decided to not reinvest all proceeds from securities maturities. The balance held in securities currently will be used for liquidity and pledging purposes.

Investment Securities Portfolio

The amortized cost basis of securities held to maturity and available for sale at the dates indicated were as follows:

	For the years ended December 31,
	2007	2006
	(dollars in thousands)
Held to maturity	$6,400	$21,420
Available for sale	10,205	13,637
	$16,605	$35,057

Maturity Distribution and Yields of Investment Securities

Taxable-Equivalent Basis

(At December 31, 2007)

	Due in 1 year or less		Due after 1 year through 5 years		Due after 5 years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(dollars in thousands)
Held to maturity	$1,700	3.34%	$3,700	4.16%	$1,000	3.97%	$6,400	3.91%
Available for sale	7,800	4.59%	1,405	4.90%	1,000	5.00%	10,205	4.66%
Total	$9,500	4.37%	$5,105	4.36%	$2,000	4.49%	$16,605	4.37%

Loans

Total loans increased $54.1 million during the year ended December 31, 2007 to $205.5 million as a result of continued growth of our banks.

Loans by type are shown in the following schedule:

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Real estate
Construction	$41,201	$21,348	$16,041	$17,472	$17,396
Residential	38,849	29,007	25,147	21,722	15,904
Commerical	65,587	60,571	65,470	48,701	16,224
Commerical, industrial and agricultural	49,387	31,284	20,205	17,425	9,926
Consumer and installment	10,413	8,725	7,436	6,616	6,180
All other	43	464	631	198	490
Total loans, before allowance for
loan losses	205,480	151,399	134,930	112,134	66,120
Less: allowance for loan losses	3,036	2,065	1,602	1,401	870
Net loans	$202,444	$149,334	$133,328	$110,733	$65,250

Loan categories that are particularly sensitive to rate changes as of December 31, 2007 are shown in the following schedule:

	VARIABLE INTEREST RATE:				FIXED INTEREST RATE:
	Within 1 year	1 to 5 years	After 5 years	Total	Within 1 year	1 to 5 years	After 5 years	Total	Total Maturities
	(dollars in thousands)
Commercial, industrial and agricultural	$25,245	$4,730	$—	$29,975	$951	$18,294	$167	$19,412	$49,387
Real estate - commercial	29,491	14,973	—	44,464	2,062	17,945	1,116	21,123	65,587
Total	$54,736	$19,703	$—	$74,439	$3,013	$36,239	$1,283	$40,535	$114,974

Concentration of Credit Risk

TransCommunity has a concentration of loans to borrowers secured by commercial real estate. At December 31, 2007, loans to these borrowers amounted to $65.6 million, or 31.9% of our consolidated loan portfolio. This compares with $60.6 million and $65.5 million and 40.0% and 48.5% at December 31, 2006 and 2005, respectively.

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

Management maintains a list of loans which have a potential weakness that may need special attention. This list is used to monitor such loans and is used in the determination of the sufficiency of the Company’s allowance for loan losses. As of December 31, 2007, the allowance for loan losses was $3.0 million, or 1.48% of total loans, compared to $2.1 million and $1.6 million, or 1.36%, and $1.19% at December 31, 2006 and 2005, respectively.

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Allowance for loan losses, January 1	$2,065	$1,602	$1,401	$870	$527
Provision charged to expense	1,686	493	266	549	348
Loans charged off	(715)	(30)	(65)	(18)	(5)
Recoveries	—	—	—	—	—
Allowance for loan losses, December 31	$3,036	$2,065	$1,602	$1,401	$870

Allowance for loan losses to total loans	1.48%	1.36%	1.19%	1.25%	1.32%

Nonperforming assets

At December 31, 2007, TransCommunity had $1.96 million in nonperforming loans. In addition, other real estate owned of $180 thousand translated to an approximate $2.1 million in nonperforming assets. At December 31, 2006 and 2005, TransCommunity had $961 thousand and $165 thousand, respectively, of loans classified as nonperforming, and there was no other real estate owned. Loans are placed on nonaccrual status when, in the opinion of management, the collection of principal and interest are considered to be doubtful. It is management’s current practice to automatically place loans past due 90 days or more on nonaccrual status. No interest is accrued on loans placed in a nonaccrual status, and any unpaid interest previously accrued on such loans is reversed when a loan is placed in nonaccrual status.

The following table contains nonperforming asset information as of the dates indicated.

	At December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Loans past due 90 days and accruing interest	$—	$41	$140	$—	$—
Nonaccrual loans	1,955	920	25	—	—
Restructured loans	—	—	—	—	—
Total nonperforming loans	1,955	961	165	—	—
Other real estate owned	180	—	—	—	—
Total nonperforming assets	$2,135	$961	$165	$—	$—

Allowance for loan losses to nonperforming assets	142.20%	214.86%	970.91%	0.00%	0.00%
Allowance for loan losses to total loans	1.48%	1.36%	1.19%	1.25%	1.32%

Allocation of the Allowance for Loan Losses

The allowance for loan losses consists of an allocated component and an unallocated component. The allocated component of the allowance for loan losses reflects expected losses resulting from analyses of individual loans. The unallocated portion of the allowance reflects management's estimate of probable inherent but not specifically identified losses within the portfolio.

The following table shows the allocation of the allowance for loan losses at December 31:

	2007		2006		2005
	Allowance	Percent of Total Loans	Allowance	Percent of Total Loans	Allowance	Percent of Total Loans
	(dollars in thousands)
Real estate:
Construction	$607	20%	$289	14%	$192	12%
Residential	577	19%	392	19%	304	19%
Commercial	941	31%	826	40%	769	48%
Commercial, industrial and agricultural	729	24%	413	20%	240	15%
Consumer and installment	152	5%	124	6%	80	5%
All other	30	1%	21	1%	17	1%

Total allowance for loan losses	$3,036	100%	$2,065	100%	$1,602	100%

Premises and Equipment

Premises and equipment increased to $8.2 million at December 31, 2007, up from $6.7 million at December 31, 2006, and $6.8 million at December 31, 2005. This increase is due primarily to construction in process for the Bank of Goochland Courthouse branch, completed in January 2008.

Deposits

TransCommunity’s deposits increased $38.6 million, or 23.4% during 2007. A schedule of time deposits by scheduled maturity is shown in the Company’s notes to the consolidated financial statements. Time deposits of $100,000 or more equaled 43.6% of total time deposits at December 31, 2007.

Average Deposits to Average Rates Paid

	December 31, 2007		December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(dollars in thousands)
Deposits:
Demand —
Interest bearing	$37,209	1.95%	$37,068	1.69%
Savings	10,097	1.55	9,778	1.55
Time deposits	113,712	5.06	84,750	4.36

Total interest—bearing deposits	$161,018	4.12%	$131,596	3.40%

The following table presents the maturity schedule of certificates of deposit of $100 thousand or more at the dates indicated:

	December 31,
	2007	2006	2005
	(dollars in thousands)
Within 3 months	$8,031	$8,008	$4,657
3-12 months	26,774	13,700	8,024
1-3 years	16,896	15,649	5,394
Over 3 years	5,468	6,357	10,098
Total	$57,169	$43,714	$28,173

Percent of total deposits	28.08%	26.50%	19.22%

Capital

On July 22, 2005, TransCommunity completed the sale of 2.3 million shares of its common stock at $8.00 per share in a registered public offering to a limited number of institutional investors. The minimum share purchase in the offering was 25,000 shares. The offering was made through a firm commitment underwriting in which Sandler O’Neill & Partners, L.P. served as the sole manager. TransCommunity received net proceeds from the offering of approximately $16.8 million after deducting underwriting discounts and expenses. A portion of the net proceeds from the offering was used to repay the outstanding principal balance of $1.45 million and accrued interest on TransCommunity’s line of credit. TransCommunity utilized $8.0 million, to provide the initial capital for Bank of Rockbridge, a new bank TransCommunity established in Rockbridge County,. Additionally, TransCommunity used $3.3 million of the proceeds from this offering to strengthen the capital position of two of its subsidiary banks. The remaining proceeds were used to accommodate future growth and for general corporate purposes, which included, among other things, operating expenses of the holding company headquarters.

The Federal Reserve Board, the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have adopted risk-based capital measures for regulatory purposes to assist in the assessment of capital adequacy. Management seeks to balance the return on equity to shareholders while satisfying the regulatory risk-based capital ratios. Management believes, as of December 31, 2007, that the Company and its subsidiary bank met all of the minimum regulatory capital requirements and are categorized as “well capitalized.” At December 31, 2007, the Company had a leverage ratio of 13.61%, a Tier 1 risk-based capital ratio of 13.95% and a total risk-based capital ratio of 15.20%. The book value of the Company’s common stock at December 31, 2007 was $7.24 per share.

	At December 31,
	2007	2006	2005
	(dollars in thousands)
Tier 1 Capital:
Common stock	$46	$46	$46
Surplus	39,926	39,809	39,778
Accumulated deficit	(6,764)	(9,262)	(9,379)
Net unrealized losses-securities available for sale	25	(40)	(75)

Total equity	33,233	30,553	30,370
Less: intangibles/goodwill	—	136	491
Less: disallowable deferred tax assets	3,312	—	—
Less: net unrealized losses-securities available for sale	25	(40)	(75)
Total Tier 1 Capital	29,896	30,457	29,954

Tier 2 Capital:
Allowance for loan losses (1)	2,678	2,065	1,602

Total Tier 2 Capital	2,678	2,065	1,602

Total risk-based capital	$32,574	$32,522	$31,556

Risk-weighted assets	$214,239	$177,512	$158,379

Capital ratios:
Average equity to average assets	14.10%	15.79%	13.28%
Leverage ratio	13.61%	15.86%	17.59%
Tier 1 risk-based capital ratio	13.95%	17.16%	18.91%
Total risk-based capital ratio	15.20%	18.32%	19.92%

———————

(1)

includes allowance for loan losses associated with discontinued operations for 2005.  The allowance for loan losses is limited to 1.25% of risk-weighted assets

Liquidity and Interest Sensitivity

“Liquidity” measures whether an entity has sufficient cash flow to meet its financial obligations and commitments on a timely basis. TransCommunity is liquid when it has the cash available to meet borrowing and cash withdrawal requirements of customers and the Bank can pay for current and planned expenditures and satisfy its debt obligations.

TransCommunity funds loan demand and operation expenses from four primary sources:

•

Deposits. TransCommunity can offer new products or change its rate structure in order to increase deposits. In 2007, the Company generated $38.6 million in deposit growth.

•

Sale of securities and overnight funds. At year-end 2007 the Company had $10.2 million in securities designated “available for sale.”

•

Borrowings from the Federal Reserve Bank of Richmond, as necessary.

•

Net Income.

The Company’s management believes that its current level of liquidity is sufficient to meet its current and anticipated operational needs including current loan commitments, deposit maturities and other obligations.

Off-Balance Sheet Arrangements

The following table sets forth contractual obligations and other commitments representing required and potential cash outflows as of December 31, 2007:

	Total	Less than one year	1-3 years	3-5 years	After five years
	(dollars in thousands)
Minimal annual rentals or noncancellable operating leases	$2,421	$424	$836	$565	$596
Loan Commitments	50,475	33,803	4,685	3,018	8,969

	$52,896	$34,227	$5,521	$3,583	$9,565

At December 31, 2007, the Company had $50.5 million of off-balance sheet credit exposure in the form of $46.9 million of commitments and $3.6 million of standby letters of credit. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company generally holds collateral supporting those commitments if deemed necessary.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates or prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process. The Board of Directors delegates responsibility for carrying out asset/liability management policies to the Risk Oversight Committee (“ROC”). In this capacity, ROC develops guidelines and strategies that govern the Company’s asset/liability management related activities, based upon estimated market risk sensitivity, policy limits, and overall market interest rate levels and trends. This committee was established for the new consolidated entity during 2007, replacing individual asset/liability committees that were previously decentralized at the individual banks.

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change, affecting net interest income, the primary component of the Company’s earnings. The flat yield curve that existed for several years began migrating towards a more traditional slope as the Federal Reserve cut rates during the last four months of 2007. Yield spreads between short-term and long-term treasuries have increased significantly in recent months. As further rate cuts are anticipated, it will have an unfavorable effect on our net interest income. The chart below summarized the estimated impact on net interest income from interest rate changes as listed based on earning assets and interest bearing liabilities at the years ended 2007 and 2006.

Rate Change	December 31, 2007 Estimated Net Interest Income Impact
(dollars in thousands)
+ 200 bp	$ 605
+ 100 bp	321
- 100 bp	(340)
- 200 bp	(678)

Rate Change	December 31, 2007 Estimated Net Interest Income Impact
(dollars in thousands)
+ 200 bp	$ 834
+ 100 bp	419
- 100 bp	(415)
- 200 bp	(831)

As market conditions vary from those currently being experienced, the division banks, and the Company will monitor and make appropriate adjustments to the investment portfolio to address these changes to include, but not be limited to, increasing the duration on the portfolio and converting a larger portion of our investment portfolio from floating to fixed rates.

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

TransCommunity’s potential interest rate volatility is a primary component of its market risk. Fluctuations in interest rates will ultimately impact the level of income and expense recorded on a large portion of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which possess a short term to maturity. The Company is not subject to foreign currency exchange risk. The Company does not own any trading assets and does not have any hedging transactions in place, such as interest rate swaps and caps.

The Company monitors and controls interest rate risk through a variety of techniques, including use of traditional interest rate sensitivity analysis (also known as “gap analysis”). Traditional gap analysis involves arranging the Company’s interest-earning assets and interest-bearing liabilities by repricing periods and then computing the difference (or “interest rate sensitivity gap”) between the assets and liabilities that are estimated to reprice during each time period and cumulatively through the end of each time period.

Both interest rate sensitivity modeling and gap analysis are done at a specific point in time and involve a variety of significant estimates and assumptions. Interest rate sensitivity modeling requires, among other things, estimates of how much and when yields and costs on individual categories of interest-earning assets and interest–bearing liabilities will respond to general changes in market rates, future cash flows and discount rates.

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

SCHEDULE I

TRANSCOMMUNITY FINANCIAL CORPORATION

INTEREST SENSITIVITY ANALYSIS

DECEMBER 31, 2007

(dollars in thousands)

	1-365 Days	1 to 5 Years	Over 5 Years	Total
Uses of Funds:

Loans:
Real estate
Construction	$35,669	$5,370	$162	$41,201
Residential	24,852	12,041	1,956	38,849
Commercial	31,553	32,918	1,116	65,587
Commercial, industrial and agricultural	26,196	23,024	167	49,387
Consumer and installment	5,973	4,271	169	10,413
All other	5	38	—	43

Total Loans	124,248	77,662	3,570	205,480

Federal funds sold	2,107	—	—	2,107
Investment securities held to maturity, at cost	1,700	3,700	1,000	6,400
Investment securities available for sale, at fair value	7,800	1,427	1,016	10,243

Total	$135,855	$82,789	$5,586	$224,230

Sources of Funds:

Demand Deposits -
Interest bearing	$41,768	$—	$—	$41,768
Savings accounts	10,174	—	—	10,174
Time Deposits > $100,000	34,805	22,364	—	57,169
Time Deposits < $100,000	44,176	29,887	34	74,097

Total interest-bearing deposits	130,923	52,251	34	183,208

Federal funds purchased	—	—	—	—
Borrowings	—	—	—	—
				—
Total	$130,923	$52,251	$34	$183,208

Discrete Gap	$4,932	$30,538	$5,552	$41,022
Cumulative Gap	$4,932	$35,470	$41,022

Ratio of Cumulative Gap to Total Earning Assets	2.20%	15.82%	18.29%

SCHEDULE II

TRANSCOMMUNITY FINANCIAL CORPORATION

NET INTEREST MARGIN ANALYSIS

AVERAGE BALANCE SHEETS

FOR THE THREE YEARS ENDED DECEMBER 31, 2007 2006 AND 2005

(dollars in thousands)

	2007				2006			2005
	Average Balance Sheet	Interest Income/ Expense		Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid	Average Balance Sheet	Interest Income/ Expense	Average Rates Earned/ Paid

ASSETS:
Loans, including fees (1)	$176,240		$15,795	8.96%	$140,049	$12,344	8.81%	$121,030	$9,636	7.96%
Federal funds sold	11,471		570	4.97	22,635	1,115	4.93	20,414	678	3.32
Investments	16,374		778	4.75	18,433	826	4.48	17,065	597	3.50
Total Earning Assets	204,085		17,143	8.40	181,117	14,285	7.89	158,509	10,911	6.88

Allowance for loan losses	(2,211)				(1,790)			(1,553)
Non-earning assets	13,234				12,725			13,304
Total Assets	$215,108	$			$192,052			$170,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Demand -
Interest bearing	$37,209		$723	1.94%	$37,068	$627	1.69%	$38,805	$440	1.13%
Savings	10,097		156	1.55	9,778	152	1.55	9,267	111	1.20
Time deposits	113,712		5,749	5.06	84,750	3,696	4.36	68,876	2,337	3.39
Total deposits	161,018		6,628	4.12	131,596	4,475	3.40	116,948	2,888	2.47
Other borrowed Funds (1)	752		48	6.38	7,881	501	6.36	11,168	610	5.46
Total interest-bearing
Liabilities	161,770		6,676	4.13	139,477	4,976	3.57	128,116	3,498	2.73
Non-interest bearing
Deposits	21,921				21,212			18,751
Other liabilities	1,087				1,038			784
Total liabilities	184,778				161,727			147,651
Stockholders' equity	30,330				30,325			22,609
Total liabilities and stockholders' equity	$215,108				$192,052			$170,260
Net interest earnings			$10,467			$9,309			$7,413
Interest spread				4.27%			4.32%			4.15%
Net interest margin				5.13%			5.14%			4.68%

———————

(1)

Average balances for certain loans and secured borrowings totaling approximately $7.5 million and $10.1 million for the years ended December 31, 2006 and 2005, respectively, were calculated using month-end balances. All other reported average balances were calculated using daily balances.

(2)

Average balances, interest income and interest expense include the results from discontinued operations. See Note 14 in the Consolidated Financial Statements.

SCHEDULE III

(dollars in thousands)	2007 Compared to 2006			2006 Compared to 2005
	Increase (Decrease)			Increase (Decrease)
	Volume	Rate	Total	Volume	Rate	Total
Interest Income:

Loans, including fees	$3,188	$263	$3,451	$1,514	$1,194	$2,708
Federal funds sold	(550)	5	(545)	74	363	437
Investments	(92)	44	(48)	48	181	229

Total Earning Assets	2,546	312	2,858	1,636	1,738	3,374

Interest Expense:
Demand deposits	2	94	96	(20)	207	187
Savings deposits	5	(1)	4	6	35	41
Time deposits	1,263	790	2,053	539	820	1,359

Total deposits	1,270	883	2,153	525	1,062	1,587

Other borrowed Funds	(453)	—	(453)	(180)	71	(109)

Total interest-bearing Liabilities	817	883	1,700	345	1,133	1,478

Net increase (decrease) in net interest income	$1,729	$(571)	$1,158	$1,291	$605	$1,896

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

Item 9.

Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On May 4, 2007, the Audit Committee of the Board of Directors of the Company appointed Elliott Davis, LLC (“Elliott Davis”) as the Company’s independent registered public accounting firm for the year ending December 31, 2007. On April 19, 2007, McGladrey & Pullen, LLP notified the Company they declined to stand for appointment as the Company’s independent registered public accounting firm for the year ending December 31, 2007. Please see our Form 8K and Form 8K/A dated April 19, 2007 for further information. There were no disagreements with any current or former accountants related to accounting and financial disclosure.

Item 9A.

Controls and Procedures

Disclosure Controls and Procedures

The Company is required to maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to its management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) for the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

While there was a material weakness previously reported, management has made improvements and enhancements to its controls over financial reporting. These controls were tested to determine their effectiveness as of December 31, 2007. Results of these tests were evaluated by management, and it was concluded that the test findings revealed only a small number of regular deficiencies. This evaluation considered factors such as compensating controls and the nature, timing and extent of the findings. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. If, as a result of these tests, management had determined there was a material weakness, then full disclosure and immediate attention would have occurred. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During 2007, management centralized certain operational areas to provide a clearer segregation of responsibilities in connection with loan origination and monitoring activities. The Company contracted a third party consulting firm to help the Company analyze its alternatives and implement recommended process improvements. The Company received the consultant’s recommendations at the end of January 2007. Following receipt of the report of the consultant, the Company’s Board of Directors voted to consolidate its existing bank charters into a single legal entity.

Management conducted an evaluation of the effectiveness of our system of internal control over financial reporting as of December 31, 2007 based on the framework set forth in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that, as of December 31, 2007, TransCommunity Financial Corporation’s internal control over financial reporting was effective.

Other than as described above, there were no changes in the Company’s internal control over financial reporting in the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.

Other Information

None.

PART–III

Item 10.

Directors, Executive Officers and Corporate Governance

Directors

There are currently nine members on our board of directors, all of which stand for election each year. The current term for all of our directors will expire at the 2008 annual meeting of shareholders, if held. The following information is current as of March 17, 2008, and describes the business experience of each member of our board of directors.

Richard F. Bozard, 60, has served as a director since 2006. Since 2004 he has been Senior Vice President and Treasurer of Owens & Minor Medical, Inc., a subsidiary of Owens & Minor, Inc. (a medical and surgical supplies distributor) in Mechanicsville, Virginia. Between 1991 and 2004 he was Vice President and Treasurer of Owens & Minor, Inc.

Christopher G. Miller, 48, has served as a director since 2006. He served as Chief Financial Officer of Star Scientific Inc. (a tobacco company), Chester, Virginia from 2000 to 2007 and has served as Chief Executive Officer of The Special Opportunities Group LLC (technology venture capital fund), since 1999.

Bruce B. Nolte, 61, has served as a director since 2005. He has served as Chief Executive Officer and President of TransCommunity since January 1, 2006 and President of TransCommunity since May 1, 2001.

Troy A. Peery, Jr., 61, Chairman, has served as a director since 2002. He has served as Chairman of the Board of TransCommunity since January 1, 2006 and as President of Peery Enterprises (real estate development), Manakin-Sabot, Virginia, since October 1998.

John W. Pretlow, Jr., 62, has served as a director since 2002. He has been the owner of John W. Pretlow Insurance Agency, Inc., Richmond, Virginia, since 1975.

Stuart C. Siegel, 65, has served as a director since 2002. He has served as Chairman of S&K Famous Brands, Inc., Richmond, Virginia, since 1977, and is a director of SunTrust Bank’s Central Board in Richmond, Virginia.

John C. Watkins, 60, has served as a director since 1998. Since 1991 he has served as President of Watkins Nurseries, Inc., Midlothian, Virginia. He is a Member of the Virginia State Senate and is Chairman of the Bank of Powhatan.

Robin Traywick Williams, 57, has served as a director since 2002. From 1998 to 2003 she served as Chairman of the Virginia Racing Commission, Richmond, Virginia. She served as the Chief of Staff of the Lieutenant Governor of Virginia during 2001 and is currently a director of the Bank of Goochland.

Jack C. Zoeller, 59, has served as a director since 2006. He has served as a Visiting Research Professor at George Washington University since 2005. From 1995 to 2005, he was President and Chief Executive Officer, AtlantiCare Risk Management Corp., Vienna, Virginia. He has served as President and Chief Executive Officer of North American Health & Life Insurance Co., Barbados, from 1996 to 2006.

There are no family relationships between any director or executive officer of TransCommunity. The Board of Directors is not aware of any involvement in legal proceedings that is material to an evaluation of the ability or integrity of any director.

Board of Directors, Board Committees and Attendance

The Board of Directors conducts its business through meetings of the Board and through its committees. The Board of Directors held 12 regular meetings and three special meetings in 2007. Each incumbent director attended at least 75% of all such meetings of the board and committees on which he or she served, except for Mr. Siegel.

The Board of Directors has standing Executive, Compensation, Nominating & Governance, Audit, Information Technology and Strategic Planning Committees. Historically, committee appointments are made at the board meeting following the annual meeting of shareholders.

The Board of Directors has determined that all members of the Board except for Mr. Nolte are independent as defined by the marketplace rules of the Nasdaq Stock Market. In reaching this conclusion, the Board of Directors considered that TransCommunity and its division banks may conduct business with companies of which certain members of the Board of Directors or members of their immediate families are or were directors or officers. The only such business conducted, however, consists of banking transactions in the ordinary course of its business, on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the same time for comparable transactions with others. These transactions do not involve more than the normal risk of collectibility or present other unfavorable features.

We have not adopted a formal policy on board members’ attendance at our annual meetings of shareholders, although all board members are encouraged to attend. All of our board members except Mr. Pretlow attended our 2007 annual meeting of shareholders.

Nominating and Governance Committee: The current members of the Nominating and Governance Committee are Mr. Zoeller (Chairman) and Ms. Williams The Board of Directors has determined that both members of the Nominating and Governance Committee are independent as defined by the listing standards of the Nasdaq Stock Market. The Nominating and Governance Committee makes nominations and considers the qualifications of any candidates for membership on the Board. The role and responsibilities of the Nominating and Governance Committee are set forth in a written charter last amended by the Board in May 2006. A copy of the charter was attached to our 2007 proxy statement. The Nominating & Governance Committee met five times in 2007.

The Nominating and Governance Committee will consider shareholders’ recommendations for director candidates if made in writing. To give the Committee sufficient time to review and evaluate the recommendation, our bylaws require that any such shareholder recommendation must be received by our Secretary at TransCommunity’s main office no later than December 31, 2008 in order to be considered for the 2009 annual election of directors. Any such recommendation must include the candidate’s name, biographical information and qualifications and be accompanied by a written statement from the individual of his or her consent to be named as a candidate and, if nominated and elected, to serve as a director. Any candidates recommended by a shareholder will be reviewed and considered in the same manner as all other director candidates considered by the Nominating and Governance Committee.

In addition, in accordance with our Bylaws, any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at the annual meeting. Such shareholder nominations must include (i) the name and address of the shareholder who intends to make the nomination, (ii) a representation that the shareholder is an owner of our stock, entitled to vote, and intends to appear at the Annual Meeting (in person or by proxy) to nominate the individual(s) specified in the notice, (iv) a description of all arrangements or understandings between the shareholder and each nominee for director pursuant to which the nomination(s) are made by the shareholder, and (v) other information regarding the nominee proposed by the shareholder as required in the proxy rules of the SEC including the amount and nature of each nominee’s beneficial ownership, age and principal occupation for the past five years. All such nominations must be in proper written form and must be received by our Secretary for the 2009 Annual Meeting of Shareholders.

Qualifications for consideration as a Board nominee may vary according to the particular areas of expertise being sought as a complement to the existing Board composition. However, in making its nominations, the Board of Directors considers, among other things, an individual’s business experience, industry experience, financial background, breadth of knowledge about issues affecting us, time available for meetings and consultation regarding our matters, and other particular skills and experience possessed by the individual. There are no differences in the manner in which the Nominating and Governance Committee evaluates candidates recommended by shareholders.

We do not currently employ an executive search firm, or pay a fee to any other third party, to locate qualified candidates for director positions.

Executive Committee: The current members of the Executive Committee are Messrs. Peery (Chairman), Nolte, Miller, Watkins and Zoeller and Ms. Williams. The Executive Committee reviews various matters and submits proposals or recommendations to the Board of Directors. This committee is authorized, between meetings of the Board, to perform duties and exercise certain authorities of the Board. The Executive Committee met five times in 2007.

Compensation Committee: The current members of the Compensation Committee are Messrs. Watkins (Chairman), Peery, Siegel and Zoeller. The Board of Directors has determined that all members of the Compensation Committee are independent as defined by the listing standards of the Nasdaq Stock Market. This committee recommends the level of compensation for TransCommunity’s Chief Executive Officer and other employee remuneration plans to the Board of Directors. The Compensation Committee operates under a written charter, and a copy of the charter was attached to our 2007 proxy statement. The Compensation Committee met four times in 2007.

See “Executive Compensation” below for additional information on the Compensation Committee.

Audit Committee: The current members of the Audit Committee are Messrs. Miller (Chairman), Bozard and Pretlow. The Board of Directors has determined that all members of the Audit Committee satisfy the financial literacy standards of and are independent for audit committee purposes as defined by the listing standards of the Nasdaq Stock Market and applicable regulations of the Securities and Exchange Commission. The Board also has determined that, within the meaning of the applicable rules of the Securities and Exchange Commission, Mr. Miller constitutes an “audit committee financial expert.” The Audit Committee reviews and approves various audit functions including the year-end audit performed by TransCommunity’s independent auditors. The Audit Committee operates under a written charter, and a copy of the charter was attached to our 2007 proxy statement. The Audit Committee met six times in 2007.

Risk Oversight Committee: Members of the Risk Oversight Committee are Messrs. Bozard (Chairman), Siegel, Watlkins and Nolte. This committee provides oversight of the Company’s lending and asset liability management activities. The Risk Oversight Committee met seven times in 2007.

Information Technology Committee: Members of the Information Technology Committee are Ms. Williams (Chair) and Mr. Pretlow. This committee oversees the information technology systems, policies and procedures utilized by TransCommunity and its subsidiary bank. Representatives of each of our division banks also serve as ex-officio members of the committee. The Information Technology Committee met four times in 2007.

Strategic Planning Committee: Members of the Strategic Planning Committee are Messrs. Zoeller (Chairman), Bozard, Nolte, Peery and George Yancey (ex officio). This committee works with management on planning our long-term growth and direction. The Strategic Planning Committee did not meet in 2007.

Special Committee: During the third quarter of 2007, a Special Committee of the Board of Directors consisting of Messrs. Zoeller (Chairman), Miller, and Bozard was established for the purpose of performing negotiations, evaluation, due diligence and other matters related to the proposed mergers with Community Bankers Acquisition Corporation (“CBAC”) and BOE Financial Services of Virginia, Inc. (“BOE”) subsequently.

Shareholder Communications with our Board of Directors

We provide an informal process for shareholders to send communications to the Board of Directors. Shareholders who wish to contact the Board of Directors or any of its members may do so by writing to TransCommunity Financial Corporation, 4235 Innslake Drive, Glen Allen, Virginia 23060. Correspondence directed to an individual Board member will be referred, unopened, to that member. Correspondence not directed to a particular Board member will be referred, unopened, to the Chairman of the Board.

Executive Officers Who Are Not Directors:

Name (Age)	Principal Occupation During Past Five Years
M. Andrew McLean (53)	President and Chief Executive Officer, TransCommunity Bank since June 29, 2007; President and Chief Executive Officer of Bank of Goochland since October 15, 2001.
Patrick J. Tewell (43)

Chief Financial Officer since March 12, 2007; Senior Financial/IT Auditor of the Federal Reserve Bank, Richmond, Virginia, from 2004 to 2007; Vice President and Controller, Hanover Bank, from 2002 to 2004; and Vice President and Controller, Commerce Bank, from 2000 to 2002.

Richard C. Stonbraker (59)	Chief Credit Officer since March 1, 2007; Chief Credit Officer of Potomac Bank of Virginia, from 2004 to 2007; various titles with Wachovia Bank, from 1973 to 2004.

Item 11.

Executive Compensation

Compensation Discussion and Analysis

Introduction

This discussion and analysis describes our approach to compensating our key executives. The objective of our compensation program is to attract, retain and motivate qualified individuals. Prior to December 2006, our approach relied heavily on determinations made at the subsidiary bank board level, with input from executive management, and the Board as a whole oversaw matters pertaining to executive and board compensation. In December 2006, the Board delegated this responsibility to the Compensation Committee.

Our named executive officers are:

•

Bruce B. Nolte — Chief Executive Officer

•

Patrick J. Tewell — Chief Financial Officer

•

M. Andrew McLean — President, TransCommunity Bank, N. A.

•

Richard C. Stonbraker – Chief Credit Officer

The discussion below is intended to help you understand the information provided in the executive compensation tables and provide context for our overall compensation program.

Total Compensation Philosophy

The goal of our comprehensive compensation program is to compensate fairly our executives in a manner consistent with our identified industry peers and to reward them for achieving operational and financial goals that will provide returns to our shareholders. Our compensation program is intended to support management’s goal of hiring, retaining and rewarding superior executives who are critical to corporate success.

All of our compensation components are intended to be coordinated, competitive, and where appropriate, performance-based. Those components now include base salary compensation and short and long-term variable incentives. We believe that equity-based compensation should play an important role in providing long term incentive compensation to our executives.

Total Compensation Strategy

Our executive compensation programs have been benchmarked to an industry-specific peer group and, where appropriate, to standardized financial services survey data. Compensation comparability has been determined using, among other criteria, asset size, earnings, location, structure, number of employees, market capitalization and service offerings.

Generally, the Compensation Committee aims to have base salary compensation and short-term variable compensation targeted at the 50th percentile of our peer group. However, because we seek to attract and retain experienced, senior professionals (most of whom would come from national or regional banks) at key positions, total current compensation for some executives may exceed that target.

Incentive compensation is intended to become a larger percentage of an executive’s total compensation when he or she assumes significant responsibilities and has the ability to have a significant impact on the financial and/or operational success of the Company.

Equity-based compensation generally is preferred as a long-term incentive so that executives reap the rewards and share the risks of other shareholders in the success of the Company.

The Compensation Committee of the Board is charged with designing and administering the executive compensation program. The practice of the Compensation Committee has been to submit all substantive recommendations regarding salary, bonuses, stock options and equity grants to the Board for discussion and vote.

Executive Compensation Programs

Our current executive compensation program has three key components which are designed to be consistent with the our compensation philosophy and to reward executives based on individual and company performance: (1) base salary; (2) annual incentive cash bonuses; and (3) long-term incentive awards, including stock options and restricted stock units. Other than our 401(k) plan, we do not provide any pensions or other retirement benefits for our executive officers, nor do we provide material perquisites. Furthermore, our executive officers generally do not have contractual rights to severance benefits upon a termination of their employment, except as described below in “Potential Payments Upon Termination.”

In structuring executive compensation arrangements, the Compensation Committee considers how each component promotes retention and/or rewards performance by the executive. Base salaries are primarily intended to be at the 50th percentile of our peer group. Our annual bonuses are primarily intended to reward the achievement of financial, strategic and operating objectives for the applicable year. In determining annual bonus amounts, we consider both Company and individual performance. Our long-term equity incentives are primarily intended to promote retention and to align our executives’ long-term interests with shareholders’ long-term interests. The Compensation Committee believes that the design of our annual bonuses and long-term equity incentives provides an effective and appropriate mix of incentives to ensure our executive performance is focused on long-term shareholder value creation.

Current Executive Compensation Program Elements

Base Salaries

The Company provides base salaries to executive officers to provide them a fixed cash amount for services rendered during the year. Salaries for our named executive officers are generally reviewed by the Compensation Committee on an annual basis. As indicated above, the Compensation Committee generally targets base salary levels at the 50th percentile for comparable executives based on a review of our peer companies and salary surveys in the relevant markets. In determining base salaries, the Compensation Committee does not establish performance thresholds or other measures that directly relate base salaries to operating performance, although overall performance of the Company is a consideration. In setting specific salary levels for each named executive officer and our other executive officers, the Compensation Committee considers, among other factors, the executive’s scope of responsibility, prior experience, past performance, salary relative to other executives in the Company, and relevant competitive data. For 2007, the Compensation Committee approved the following base salaries for our named executive officers: Mr. Nolte: $173,300; Mr. Tewell: $110,000; Mr. McLean: $158,000; and Mr. Stonbraker: $112,000.

Annual Cash Bonuses

Annual incentive bonuses are awarded to executive officers based upon multiple performance criteria, including evaluations of personal job performance and performance measured against our annual business and financial plans. The Compensation Committee believes that it is important to retain some flexibility and discretion in the goals against which our executive officers’ performance is measured given the dynamic nature of the business. The Compensation Committee believes it is important to change, adjust and fine tune performance goals according to changes in the business that occur during the year, and how well our executive officers and the Company were able to adapt to those changes.

The Compensation Committee set a maximum cash incentive bonus of $62,600 for Mr. Nolte for 2007. In determining Mr. Nolte’s actual bonus, the Compensation Committee reviewed the Company’s regulatory and budget compliance, asset growth and net income growth. Since we achieved consolidated profitability for 2007 and successfully combined our division banks into the Bank under Mr. Nolte’s leadership, in January 2008 he was awarded a $40,690 cash bonus.

Upon becoming chief financial officer of the Company, Mr. Tewell received a signing bonus of $10,000. The Compensation Committee set an additional maximum cash incentive bonus of $33,000 for Mr. Tewell for 2007, with an additional $9,000 payable during 2007 if certain regulatory compliance targets were achieved. In determining Mr. Tewell’s bonus, the Compensation Committee reviewed the Company’s regulatory and budget compliance as well as financial reporting. The Compensation Committee considered Mr. Tewell to have had an extraordinary year to have played an instrumental role in managing the Company’s financial reporting and compliance programs. In January 2008 Mr. Tewell was awarded the full $33,000 bonus, as well as the additional bonus of $9,000 for achieving each of the identified regulatory compliance targets.

The Compensation Committee set a maximum cash incentive bonus of $57,000 for Mr. McLean for 2007. In determining Mr. McLean’s bonus, the Compensation Committee reviewed the Company’s regulatory compliance, credit quality, asset growth and net income growth. The Compensation Committee determined that Mr. McLean also had a very good year and that he had played a key role in consolidating the charters of the Company’s four subsidiary banks. Based on the factors considered, in January 2008 the Compensation Committee determined that Mr. McLean would receive a bonus of $38,500.

The Compensation Committee set a maximum cash incentive bonus of $18,000 for Mr. Stonbraker for 2007. In determining Mr. Stonbraker’s bonus, the Compensation Committee reviewed the Company’s credit quality, asset growth and net income growth. Because Mr. Stonbraker was able to meet certain goals in credit and loan administration, in January 2008 Mr. Stonbraker was awarded a cash bonus of $10,000 for 2007.

Long-Term Incentive Equity Awards

We have in the past relied on long-term equity awards as a key element of compensation of our executive officers. These awards are made to align our executives’ interests with those of our shareholders, to enhance long-term retention, and to encourage executives’ focus on the long-term financial performance of the Company.

In determining the size of equity-based awards, the Compensation Committee considers various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and value to the Company. The Compensation Committee considers the value of the equity awards proposed to be granted to an individual executive using the Black-Scholes methodology. In addition, the Compensation Committee examines the quantity and type of equity incentives held by each executive relative to their tenure, responsibilities, experience and value to the Company.

Stock Options. The Company has in the past made a substantial portion of its long-term incentive grants to named executive officers in the form of stock options with an exercise price equal to the fair market value of our common stock on the grant date under our 2001 Stock Option Plan. The stock options function as a retention incentive for our executives as they generally vest in installments over a period of years after the date of grant. In 2007 we granted Mr. Tewell options covering 5,000 shares. As discussed in more detail below, we do not anticipate any future option awards under our 2001 Stock Option Plan due to adoption of the 2007 Equity Compensation Plan.

Restricted Stock Units. On May 29, 2007, our shareholders approved the Company’s 2007 Equity Compensation Plan (the “2007 Plan”) to replace the 2001 Stock Option Plan. The 2007 Plan authorizes the Compensation Committee to grant one or more of the following awards to directors, officers, key employees, consultants and advisors to the Company: options; stock appreciation rights; stock awards; performance share awards; incentive awards; and stock units.

The Company is authorized to issue under the 2007 Plan up to 250,000 shares of our common stock, with no more than 25,000 shares or 50,000 stock options being granted in any single year. Generally, if an award is forfeited, expires or terminates, the shares allocated to that award under the 2007 Plan may be reallocated to new awards under the 2007 Plan. Shares surrendered pursuant to the exercise of a stock option or other award or in satisfaction of tax withholding requirements under the 2007 Plan may also be reallocated to other awards. The 2007 Plan provides that if there is a stock split, stock dividend or other event that affects the Company’s capitalization, appropriate adjustments will be made in the number of shares that may be issued under the 2007 Plan and in the number of shares and price of all outstanding grants and awards made before such event. The 2007 Plan also provides that no award may be granted after May 29, 2017.

The Board may amend or terminate the 2007 Plan at any time, provided that no such amendment will be made without shareholder approval if (i) the amendment would increase the aggregate number of shares of common stock that may be issued under the 2007 plan (other than as permitted under the 2007 Plan), (ii) the amendment changes the class of individuals eligible to become participants or (iii) such approval is required under any applicable law, rule or regulation.

As part of the 2007 performance and retention arrangements, on July 25, 2007, the Compensation Committee granted 5,500 shares of restricted stock to Mr. Nolte, 2,500 shares of restricted stock to Mr. Tewell, 4,875 shares of restricted stock to Mr. McLean and 1,500 shares of restricted stock to Mr. Stonbraker, each pursuant to the 2007 Plan.

The terms of each award are set forth in a restricted stock award agreement between the Company and the officer. Under the agreement, 50% of the award vests, and becomes transferable and nonforfeitable, based on time, with 10% of the total award vesting on March 1, 2008, 10% vesting on March 1, 2009 and 30% vesting on March 1, 2010. The remaining 50% of the award vests on March 1, 2010 if the Company’s net income (on a pre-tax basis) equals or exceeds $3.0 million for fiscal year 2009. If there is a change in control of the Company, as defined in the Plan, all restricted stock that had not previously vested or been forfeited will vest as of the date of the change in control. Each officer is the beneficial owner of the shares of restricted stock, subject to the restriction on transferability and risk of forfeiture.

401(k) Contributions. The Company’s 401(k) Plan is a voluntary defined contribution benefit plan under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), designed to provide additional incentive and retirement security for our eligible employees. The executive officers of the Company participate in the 401(k) Plan on the same basis as all other eligible employees of the Company. In 2007 the Company contributed $19,197 to Mr. Nolte, $5,490 to Mr. Tewell, $13,895 to Mr. McLean and $5,880 to Mr. Stonbraker pursuant to the 401(k) Plan.

Conclusion

We anticipate that during 2008 the Compensation Committee will continue to refine its processes and will develop a more comprehensive total compensation plan for senior management.

Compensation Committee Report

The Compensation Committee of the Board of Directors reviews and establishes the salary and other compensation of TransCommunity’s executive officers, including the named executive officers. The Committee consists entirely of independent directors who are not officers or employees of TransCommunity.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management of TransCommunity. Based on that review and discussion, the Committee has recommended to the Board that it be included in this Annual Report on Form 10-K for the year ended December 31, 2007.

Compensation Committee

John C. Watkins, Chairman

Troy A. Peery, Jr.

Stuart C. Siegel

Jack C. Zoeller

Annual Compensation of Executive Officers

In the tables and discussion below, we summarize the compensation earned during the fiscal years ended December 31, 2007 and 2006, by our named executive officers in all capacities in which they served. There were no non-equity incentive plan compensation or nonqualified deferred compensation earnings during 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compen- sation ($)	Total ($)
Bruce B. Nolte Chief Executive Officer	2007 2006	173,300 130,000	40,690 40,000	42,625 —	— —	32,384 (3) 29,197 (4)	288,999 199,197
Patrick J. Tewell Chief Financial Officer	2007	110,000	43,000	19,375	12,150	9,990 (5)	194,775
M. Andrew McLean President, TransCommunity Bank, N. A.	2007 2006	158,000 132,000	38,500 40,000	37,781 —	— —	27,695 (6) 27,440 (7)	261,976 199,440
Richard C. Stonbraker Chief Credit Officer	2007	112,000	10,000	11,625	—	10,880 (8)	144,505

———————

(1)

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by vesting in a restricted stock or restricted stock unit award). This column represents the dollar amount recognized for financial statement reporting purposes for the 2007 fiscal year for awards of restricted stock granted to each of the named executive officers in 2007 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock awards were forfeited by any of the named executive officers in 2007.

(2)

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized a financial benefit from the awards (such as by exercising stock options). This column represents the dollar amount recognized for financial statement reporting purposes for the 2007 fiscal year for stock options granted to each of the named executive officers in 2007 as well as prior fiscal years, in accordance with SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. No stock options were forfeited by any of the named executive officers in 2007.

(3)

Consists of $19,197 in 401(k) contributions, $7,187 in long-term care premiums, and $6,000 of employer paid healthcare.

(4)

Consists of $11,700 in 401 (k) contributions, $7,187 in long-term care premiums, $5,760 of employer paid healthcare, and a $4,550 car allowance.

(5)

Consists of $5,490 in 401(k) contributions and $4,500 of employer paid healthcare.

(6)

Consists of $13,895 in 401(k) contributions, $6,000 of employer paid healthcare, and a $7,800 car allowance.

(7)

Consists of $13,880 in 401 (k) contributions, $5,760 of employer paid healthcare, and a $7,800 car allowance.

(8)

Consists of $5,880 in 401(k) contributions and $5,000 of employer paid healthcare.

Employment Agreements

There were no employment agreements for our named executive officers at year-end 2007.

Stock Options and Stock Awards

The following table shows the one grant of options the Board made to a named executive officer during 2007 and the shares of restricted stock granted to our named executive officers under the Company’s 2007 Equity Compensation Plan during 2007.

Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Equity Incentive Plan Awards Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/share)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Bruce B. Nolte	7/25/07	2,750				21,313
	7/25/07		2,750			21,312
Patrick J. Tewell	3/28/07			5,000	$8.50	12,150
	7/25/07	1,250				9,688
	7/25/07		1,250			9,687
M. Andrew McLean	7/25/07	2,438				18,891
	7/25/07		2,437			18,890
Richard C. Stonbraker	7/25/07	750				5,812
	7/25/07		750			5,811

———————

(1)

These amounts reflect the value determined by the Company for accounting purposes for these awards and do not reflect whether the recipient has actually realized or will realize a financial benefit from the awards (such as by exercising stock options or by vesting in a restricted stock). The value of a stock award or option award is generally based on the fair value as of the grant date of such award determined pursuant to SFAS 123R. Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. Stock awards consist of restricted stock. The exercise price for all options granted to the named executive officers is at least 100% of the fair market value of the shares on the grant date.

The grant of the option based awards was made by the Compensation Committee under our 2001 Stock Option Plan and the grant of the stock based awards was made by the Compensation Committee under our 2007 Plan. The Compensation Committee has authority to interpret the plan provisions and make all required determinations under the plans. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events such as reorganizations, mergers and stock splits, and making provision to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the plan are generally only transferable to a close family member or a beneficiary of a named executive officer upon his or her death. However, the Compensation Committee may establish procedures for the transfer of awards to other persons or entities, provided that such transfers comply with applicable securities laws.

On March 28, 2007, we granted Mr. Tewell options covering 5,000 shares. The stock option has a per share exercise price of $8.50 (the fair market value of the Company’s common stock on the grant date) and a term of ten years. In the event of a change of control, the Company will have the option to do any of the following:

•

purchase or settle the stock options, upon Mr. Tewell’s request, for an amount equal to the amount that would have been obtained upon the exercise of the option had the option been currently exercisable;

•

adjust any stock outstanding as deemed appropriate to reflect the change in control; or

•

cause the option to be assumed by the acquiring or surviving corporation in the change in control.

As described in the “Compensation Discussion and Analysis” above, on July 25, 2007, the Compensation Committee granted 5,500 shares of restricted stock to Mr. Nolte, 2,500 shares of restricted stock to Mr. Tewell, 4,875 shares of restricted stock to Mr. McLean and 1,500 shares of restricted stock to Mr. Stonbraker pursuant to the 2007 Plan.

The terms of each award are set forth in a restricted stock award agreement between the Company and the officer. Under the agreement, 50% of the award vests, and becomes transferable and nonforfeitable, based on time, with 10% of the total award vesting on March 1, 2008, 10% vesting on March 1, 2009 and 30% vesting on March 1, 2010. The remaining 50% of the award vests on March 1, 2010 if our net income (on a pre-tax basis) equals or exceeds $3.0 million for fiscal year 2009. If there is a change in control of the Company, as defined in the plan, all restricted stock that had not previously vested or been forfeited will vest as of the date of the change in control. Each officer is the beneficial owner of the shares of restricted stock, subject to the restriction on transferability and risk of forfeiture.

Holdings of Stock Options and Restricted Stock Awards

In the table below, we list information on the holdings of unexercised stock options and unvested stock awards as of December 31, 2007 for each of the named executive officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number Of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Bruce B. Nolte	33,500	10.00	4/15/2013
				2,750	20,625
						2,750	20,625
Patrick J. Tewell	5,000	8.50	3/28/2017
				1,250	9,375
						1,250	9,375
M. Andrew McLean	3,100	10.00	4/15/2013
				2,437	18,278
						2,438	18,285
Richard C. Stonbraker				750	5,625
						750	5,625

———————

(1)

20% of the total award vests on March 1, 2008, 20% vests on March 1, 2009 and 60% vesting on March 1, 2010.

(2)

The market value of the restricted stock calculated by multiplying the closing market price of the Company’s common stock at the end of the last completed fiscal year, which was $7.50 on December 31, 2007, by the number of shares.

(3)

These shares of restricted stock vest award vests on March 1, 2010 if our net income (on a pre-tax basis) equals or exceeds $3.0 million for fiscal year 2009.

Potential Payments Upon Termination

The following table shows the payments that we would make to each of the named executive officers in the event that such employee was terminated in connection with a change in control on December 31, 2007.

Name	Severance Payment	Bonus	Other Payments (1)		Equity Awards (2)	Total
Bruce B. Nolte	346,600	40,690	7,187	(3)	41,250	435,727
Patrick J. Tewell	110,000	43,000	6,000		18,750	177,750
M. Andrew McLean	158,000	38,500	6,000		36,653	239,063
Richard C. Stonbraker	112,000	10,000	6,000		11,250	139,250

———————

(1)

These amounts represent employer paid healthcare.

(2)

At December 31, 2007, none of the outstanding stock option awards were in the money. Amounts reported relate solely to unvested restricted stock that would vest upon a change in control.

(3)

Included in Mr. Nolte’s other payments are premiums of $7,187 for long-term care insurance.

We have no other provisions for payments to the named executive officers other than in connection with a change in control.

The following is a summary of the terms of our plans and agreements that provide for payments to the named executive officers in the event of their termination.

2001 Stock Option Plan

The TransCommunity Financial Corporation 2001 Stock Option Plan provides for the award of stock options to our directors and officers. The plan provides that, in the event of a change in control, our Compensation Committee, as composed prior to any change in control, may decide that we will:

•

accelerate any time periods remaining for the exercise of any such stock options;

•

purchase or settle any stock options, upon a participant’s request, for an amount equal to the amount that would have been obtained upon the exercise of the option had the option been currently exercisable;

•

adjust any stock outstanding as deemed appropriate to reflect the change in control; or

•

cause any options then outstanding to be assumed by the acquiring or surviving corporation in the change in control.

Under the plan, a change in control will occur when:

•

a person or group acquires beneficial ownership of 25% or more of either (i) the then outstanding shares of our common stock or (ii) the combined voting power of our then outstanding voting securities;

•

the individuals who constitute the Board immediately prior to any transaction cease for any reason to constitute at least a majority of the Board. Any individual who becomes a director subsequent to a transaction whose election was approved by a vote of a majority of the directors who served on the Board before the transaction shall be thereupon considered a member serving on the Board since before the transaction; or

•

a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets of TransCommunity unless:

▪

the beneficial owners of our stock immediately prior to a transaction beneficially own more than 60% of the shares of common stock of the outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such transaction;

▪

no person beneficially owns 25% or more of, respectively, the then shares of common stock of the corporation resulting from such transaction, or the combined voting power of the stock of the resulting corporation unless the person had such an interest before the transaction; and

▪

a majority of the members of the board of directors of the corporation resulting from such transaction were members of Board preceding the transaction.

•

our shareholders approve of our complete liquidation or dissolution.

2007 Equity Compensation Plan

The 2007 Plan provides for the award of options; stock appreciation rights; stock awards; performance share awards; incentive awards; and stock units to our directors and officers. As of December 31, 2007, 22,375 shares of the Company’s restricted stock were outstanding, of which none were vested at that date. If there is a change in control of the Company as defined in the plan, all restricted stock that had not previously vested or been forfeited will vest as of the date of the change in control.

Under the 2007 Plan, a change in control will occur when:

•

a person becomes the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities; or

•

during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors cease for any reason to constitute at least a majority thereof unless the election or the nomination for election, by the Company’s shareholders, of each new director was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

Employment Agreements

We do not have any employment agreements at this time.

Change in Control Agreements

Messrs. Nolte, Tewell, McLean, and Stonbraker have each entered into a change in control agreement that provides for the executive officer to receive compensation in the event he is terminated without cause or resigns for good reason within one year following a change in control. Each of the agreements provides that a change in control occurs when:

•

The Company is acquired by another party, provided that a majority of the members of the board of directors of the corporation resulting from such transaction were not members of Board immediately preceding the transaction;

•

a reorganization, merger or consolidation or sale or other disposition of all or substantially all of our assets unless:

▪

the beneficial owners of our stock immediately prior to a transaction beneficially own more than 50% of the shares of common stock of the outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such transaction;

▪

no person beneficially owns 30% or more of, respectively, the then shares of common stock of the corporation resulting from such transaction or the combined voting power of the stock of the resulting corporation, unless the person had such an interest before the transaction; and

▪

a majority of the members of the board of directors of the corporation resulting from such transaction were members of Board preceding the transaction.

•

our shareholders approve our complete liquidation or dissolution.

Under the agreements with Messrs. Tewell, McLean and Stonbraker entered into at the time they were recruited or promoted into executive positions during 2007, any executive officer who is terminated in connection with a change in control will receive a lump sum payment within 30 days of the termination in an amount equal to his then current annual salary and an amount equal to the bonus he received for the prior year, if any. In addition, health and life insurance benefits will be provided for one year.

The agreement between Mr. Nolte and us, entered into in January 2007, provides that, in the event Mr. Nolte is terminated in connection with a change in control, he will be paid the following benefits:

•

within 30 days following the termination, a lump-sum payment equal to two times his then current annual base salary;

•

within 30 days following the termination, a lump-sum payment equal to two times the amount of bonus he received in the previous year;

•

the premiums due under his long-term care insurance policy; and

•

any options stock awards or other equity awards will be fully exercisable or vest upon the termination.

Director Compensation

During 2007, our directors began receiving fees for attending board or committee meetings.

Our non-employee directors are eligible for equity awards under our 2001 Stock Option Plan, as amended. Awards were made to the holding company board in January 2007. See the “Exercisable Options” column in the beneficial ownership table under “Securities Ownership of Certain Beneficial Owners and Management” above for the total number of options exercisable within 60 days of March 31, 2008 that were awarded in prior years to the directors.

The Board approved a plan to compensate the directors starting in 2007. In January 2007, each director was also granted 4,000 stock options, vesting annually over a three-year term. The purpose of these stock option awards was to further align the directors’ interests with the financial risk and reward of the Company’s shareholders. A director will also receive fees for each meeting he attends in the following amounts: $500 for Board meetings, $250 for Audit and Compensation Committee meetings, and $100 for all other committee meetings. The Chairman of the Board will receive a $1,000 fee for each Board meeting he attends. In making its recommendation on director compensation, the Compensation Committee used comparative data from a list of peer institutions whose size, location, legal status and service offerings were generally similar to those of the Company.

Payments made to the current members of the Board during 2007 were as follows:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Richard F. Bozard	7,650	7,053	14,703
Christopher G. Miller	9,150	7,053	16,203
Troy A. Peery, Jr.	15,700	7,053	22,753
John W. Pretlow, Jr.	7,550	7,053	14,603
Stuart C. Siegel	4,750	7,053	11,803
John C. Watkins	7,700	7,053	14,753
Robin Traywick Williams	8,100	7,053	15,153
Jack C. Zoeller	9,000	7,053	16,053

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers, and any persons holding more than 10% of TransCommunity’s common stock to report their initial ownership of TransCommunity’s equity securities and any subsequent changes in that ownership to the SEC. Based on a review of these reports and written representations furnished to TransCommunity by its directors and executive officers, TransCommunity believes that its officers and directors complied with all filing requirements under Section 16(a) of the Exchange Act during 2007, except that each of TransCommunity’s directors inadvertently filed late a report on Form 4 covering the grant of stock options to acquire shares of Common Stock in January 2007.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Voting Securities

The following table sets forth, as of March 17, 2008, the number and percentage of shares of TransCommunity common stock beneficially owned by persons known by TransCommunity to be the owners of more than 5% of TransCommunity common stock, by each of TransCommunity’s directors (which include the nominees for director) and executive officers named in the “Summary Compensation Table,” and by all current directors and executive officers as a group.

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Shares(2)		Exercisable Options	Total	Percent of Class
Northaven Management, Inc. 375 Park Avenue , Suite 2709 New York, NY	457,000	(3)	—	457,000	9.96%
Paragon Associates and Paragon Associates II Joint Venture 500 Crescent Court, Suite 260 Dallas, TX	445,000	(4)	—	445,000	9.70%
Wellington Management Company, LLP 75 State Street Boston, MA	443,800	(5)	—	443,800	9.68%
Financial Stocks Capital Partners 507 Carew Tower 411 Vine Street Cincinnati, OH	400,000	(6)	—	400,000	8.72%
PRB Investors, L.P. 600 Third Avenue, 17th Floor New York, NY	359,927	(7)	—	359,927	7.80%
Bay Pond Partners, L.P. 75 State Street Boston, MA	336,900	(8)	—	336,900	7.35%
Richard F. Bozard	500		—	500	—
M. Andrew McLean	11,850	(9)	3,100	14,950	*
Christopher G. Miller	1,000		—	1,000	—
Bruce B. Nolte	34,850	(10)	33,500	68,350	1.47%
Troy A. Peery, Jr.	7,000		7,500	14,500	*
John W. Pretlow, Jr.	1,300		1,000	2,300	*
Stuart C. Siegel	15,000		15,000	30,000	*
Richard C. Stonbraker	1,500		—	1,500	*
Patrick J. Tewell	2,500		5,000	7,500	*
John C. Watkins	3,500		6,700	10,200	*
Robin Traywick Williams	3,100	(11)	3,100	6,200	*
Jack C. Zoeller	4,500		—	4,500	*
All Directors and Executive Officers as a Group (12 persons)	86,600		74,900	161,500	3.50%

——————

*

Represents less than one percent (1%) of total outstanding shares of TransCommunity common stock as of December 31, 2007.

(1)

For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days.

(2)

Except as otherwise indicated and except to the extent that in certain cases shares may be held in joint tenancy with a spouse, each director, nominee or executive officer has sole voting and investment power with respect to the shares shown.

(3)

According to a Schedule 13D/A jointly filed with the SEC on March 20, 2008, Northaven Management, Inc. shares voting and investment power with respect to all 457,000 shares with (1) Northaven Partners, L.P., which beneficially owns 262,879 shares, (2) Northaven Partners II, L.P., which beneficially owns 15,920 shares, (3) Northaven Partners III, L.P., which beneficially owns 150,591 shares, (4) Northaven Offshore, Ltd., which beneficially owns 27,610 shares, (5) Northaven Associates, LLC, which beneficially owns 457,000 shares, (6) Northaven Management, Inc., which beneficially owns 457,000 shares, (7) Paul R. Burke, who beneficially owns 457,000 shares, (8) Richard Brown, who beneficially owns 457,000 shares, and (9) James L. Zech, who beneficially owns 457,000 shares.

(4)

According to a Schedule 13D/A jointly filed with the SEC on March 21, 2008, Paragon Associates and Paragon Associates II Joint Venture share voting and investment power with respect to all shares with Bradbery Dyer III.

(5)

According to a Schedule 13G/A filed with the SEC on February 14, 2008, these shares are owned by, and voting and investment power is shared with, clients of Wellington Management Company, LLP, including Bay Bond Partners, L.P., which is also a beneficial owner of more than 5% of TransCommunity common stock. Based on a Form ADV filed by Wellington Management Company, LLP, with the SEC on January 7, 2008, the control persons of Wellington Management Company, LLP are Laurie Gabriel, Saul Pannell, John Ryan, Perry Traquina, Phillip Perelmuter, James Hoffman, Karl Bandtel, Jean Hynes and Lucius Hill. See footnote (8).

(6)

According to a Schedule 13D/A jointly filed with the SEC on March 21, 2008, Financial Stocks Capital Partners IV L.P. shares voting and investment power with respect to all 400,000 shares with (1) Finstocks Capital Management IV, LLC which beneficially owns 400,000 shares, (2) Steven N. Stein who beneficially owns 400,000 shares and (3) John M. Stein who beneficially owns 400,000 shares.

(7)

According to a Schedule 13G/A jointly filed with the SEC on February 14, 2008, PRB Investors, L.P. shares voting and investment power with respect to all 359,927 shares with (1) PRB Advisors, L.L.C., (2) Stephen J. Paluszek and (3) Andrew P. Bergmen.

(8)

According to a Schedule 13G/A jointly filed with the SEC on February 14, 2008, Bay Pond Partners, L.P. shares voting and investment power with respect to all 336,900 shares with (1) Wellington Hedge Management, LLC which beneficially owns 336,900 shares and (2) Wellington Hedge Management, Inc. which beneficially owns 336,900 shares. Based on a Form ADV filed by Wellington Management Company, LLP, with the SEC on January 7, 2008, the control persons of Wellington Management Company, LLP are Laurie Gabriel, Saul Pannell, John Ryan, Perry Traquina, Phillip Perelmuter, James Hoffman, Karl Bandtel, Jean Hynes and Lucius Hill. See footnote (5).

(9)

Includes 100 shares held by Mr. McLean as custodian for minor relatives.

(10)

Includes 350 shares held by Mr. Nolte or his wife as custodian for minor relatives.

(11)

Includes 3,000 shares held by Ms. Williams’ spouse’s profit-sharing plan.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information as of December 31, 2007 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, including the 2001 Stock Option Plan and the 2007 Plan.

Plan Category	(a) Number of securities to be issued upon exercise of Outstanding options, warrants and rights	(b) Weighted Average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved
by shareholders	22,375		$ 227,625
Equity compensation plans not
approved by shareholders(1)	275,275	$ 9.97
Total	299,650	$ 9.79

——————

(1)

All shares shown relate to the 2001 Stock Option Plan. The plan was amended in March 2003 to increase the total number of shares issuable under the plan to 330,000. Information concerning options awarded under the plan to directors and officers of TransCommunity is contained in the “Exercisable Options” column in the beneficial ownership table under “Securities Ownership of Certain Beneficial Owners and Management” above.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Interest of Management and Board in Certain Transactions

Certain of our directors and officers and persons with whom they are associated have had, and expect to have in the future, banking transactions with the division banks. In the opinion of our management, all such loans and commitments for loans that have been made to these individuals were made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the same time for comparable transactions with other persons, were made in the ordinary course of business, and do not involve more than a normal risk of collectibility or present other unfavorable features.

We have not adopted a formal policy that covers the review and approval of related person transactions by our Board. However, the Board does review all such transactions that are proposed to it for approval. During such a review, the Board will consider, among other things, the related person’s relationship to us, the facts and circumstances of the proposed transaction, the aggregate dollar amount of the transaction, the related person’s relationship to the transaction and any other material information. Our Audit Committee has the responsibility to review significant conflicts of interest involving directors or executive officers.

In addition, any extensions of credit to our directors and officers are required to be on substantially the same terms as comparable transactions to non-related parties at the time of the extension of credit, pursuant to Regulation O – Loans to Executive Officers, Directors and Principal Shareholders of Member Banks.

Director Independence

For information regarding independence of directors see “Item 10. Directors, Executive Officer and Corporate Governance – Directors.”

Item 14.

Principal Accounting Fees and Services

The following fees were billed by Elliott Davis, LLP for the fiscal year ended December 31, 2007 and by McGladrey & Pullen, LLP for the fiscal year ended December 31, 2006:

	2007	2006
Audit Fees(1):	$87,000	$279,413
Audit Related Fees(2)	19,632	78,672
Tax Fees(3)	8,000	10,300
All Other Fees:	—	—
	$114,632	$368,385

——————

(1)

Includes the annual audit in accordance with generally accepted auditing standards, and quarterly review of TransCommunity’s financial statements.

(2)

For 2006, fees include restatement of March 31, 2006 Form 10-Q/A and related consultation on financial accounting and reporting standards. For 2007, fees consisted primarily of fees for services rendered in connection with TransCommunity’s registration statements filed under the Securities Act of 1933, as amended, with respect to its public offerings, and certain periodic reports filed under the Securities Exchange Act of 1934, as amended, and with filings made with applicable bank regulatory agencies and for other miscellaneous accounting services.

(3)

Includes federal and state tax filings.

The Audit Committee considered the provision of the non-audit services listed above by McGladrey & Pullen in 2006, and determined that the provision of these services to TransCommunity was compatible with maintaining the independence of its external auditors.

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

Bylaws of TransCommunity (as amended April 26, 2006) (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2006)

10.1*

TransCommunity 2001 Stock Option Plan (amended and restated effective March 27, 2003) (incorporated by reference to Exhibit 10.2(c) to the Company’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 14, 2003)

10.2*

Form of Non-Qualified Stock Option Agreement for Employee (incorporated by reference to Exhibit 10.2(c) to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005)

10.3*

Form of Non-Qualified Stock Option Agreement for Director (incorporated by reference to Exhibit 10.2(d) to in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2005)

10.4*

TransCommunity 2007 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2007)

10.5*	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2007)
10.6*

Form of Change in Control Agreement effective June 1, 2006 (for M. Andrew McLean) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 5, 2006)

10.7*

Form of Change in Control Agreement effective March 28, 2007 (for Patrick J. Tewell) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2007)

10.8*

Change in Control Agreement dated January 31, 2007 between TransCommunity and Bruce B. Nolte (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2007)

10.9*	Change in Control Agreement effective April 24, 2007 (for Richard C. Stonbraker) (filed herewith)
14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004)
21	List of Subsidiaries of the Registrant (filed herewith)
23.1	Consent of Elliott Davis, L.L.P. (filed herewith)
23.2	Consent of McGladrey & Pullen, L.L.P. (filed herewith)
31.1	Certification of CEO pursuant to Rule 13a-14(a) (filed herewith)
31.2	Certification of CFO pursuant to Rule 13a-14(a) (filed herewith)
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

———————

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

TRANSCOMMUNITY FINANCIAL CORPORATION
(Registrant)

/s/ BRUCE B. NOLTE
Bruce B. Nolte
Chief Executive Officer
(principal executive officer)

/s/ PATRICK J. TEWELL
Patrick J. Tewell
Chief Accounting Officer
(principal financial and accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICHARDF. BOZARD	Director	March 31, 2008
Richard F. Bozard

/s/ CHRISTOPHER G. MILLER.
Christopher G. Miller	Director	March 31, 2008

/s/ BRUCE B. NOLTE	Chief Executive Officer
Bruce B. Nolte	and a Director	March 31, 2008

/s/ TROY A. PEERY, JR.	Chairman
Troy A. Peery, Jr.		March 31, 2008

/s/ JOHN W. PRETLOW, JR.	Director
John W. Pretlow, Jr.		March 31, 2008

Stuart C. Siegel	Director	March 31, 2008

/s/ PATRICK J. TEWELL
Patrick J. Tewell	Chief Accounting Officer	March 31, 2008

/s/ JOHN C. WATKINS
John C. Watkins	Director	March 31, 2008

/s/ ROBIN TRAYWICK WILLIAMS
Robin Traywick Williams	Director	March 31, 2008

/s/ JACK C. ZOELLER	Director	March 31, 2008
Jack C. Zoeller

APPENDIX A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

TransCommunity Financial Corporation

Glen Allen, Virginia

We have audited the consolidated balance sheet of TransCommunity Financial Corporation and subsidiary as of December 31, 2007, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCommunity Financial Corporation and subsidiary at December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principals.

We were not engaged to examine management’s assertion about the effectiveness of TransCommunity Financial Corporation’s internal control over financial reporting as of December 31, 2007 included herein and, accordingly, we do not express and opinion thereon.

On September 5, 2007, TransCommunity Financial Corporation entered into a definitive agreement to merger with Community Bankers Acquisition Corp. Details of the merger are discussed in Note 24.

Galax, Virginia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

TransCommunity Financial Corporation

We have audited the accompanying consolidated balance sheet of TransCommunity Financial Corporation and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. these financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TransCommunity Financial corporation and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 TransCommunity Financial Corporation and Subsidiaries adopted Statement of Financials Accounting Standards No. 123R, Share-Based Payment.

/s/ McGladrey & Pullen, LLP

Richmond, Virginia

April 13, 2007

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 AND DECEMBER 31, 2006

(dollars in thousands)

	December 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$2,204	$3,669
Federal funds sold	2,107	1,422
Total cash and cash equivalents	4,311	5,091
Securities available for sale, at fair value	10,243	13,597
Securities held to maturity, fair value of $6,393 and $21,286 at December 31, 2007 and December 31, 2006, respectively	6,400	21,420
Total loans	205,480	151,399
Allowance for loan losses	(3,036)	(2,065)
Loans, net	202,444	149,334
Premises and equipment, net	8,205	6,689
Other investments	938	896
Assets from discontinued operations, net	—	88
Deferred tax asset	3,312	—
Other real estate	180	—
Other assets	2,238	1,330
Total assets	$238,271	$198,445
LIABILITIES
Deposits:
Demand:
Noninterest bearing	$20,390	$20,450
Interest bearing	41,768	37,850
Savings	10,174	9,478
Time	131,266	97,195
Total deposits	203,598	164,973
Federal funds purchased	—	1,517
Note payable	—	500
Accrued interest payable	682	540
Liabilities from discontinued operations, net	—	10
Accrued expenses and other liabilities	758	352
Total liabilities	$205,038	$167,892
Stockholders' Equity
Preferred stock (15,000,000 shares authorized $.01 par value)	$—	$—
Common stock (25,000,000 shares authorized $.01 par value) 4,586,741 and 4,581,741 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	46	46
Additional paid in capital	39,926	39,809
Accumulated deficit	(6,764)	(9,262)
Accumulated other comprehensive income (loss)	25	(40)
Total stockholders' equity	$33,233	$30,553
Total liabilities and stockholders' equity	$238,271	$198,445

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands, except per share data)

	2007	2006	2005
Interest and dividend income
Interest on loans, including fees	$15,795	$12,366	$9,683
Interest on federal funds sold	570	1,115	678
Interest on debt securities-taxable	711	765	561
Dividends on equity securities	67	61	35
Total interest and dividend income	17,143	14,307	10,957
Interest expense
Interest on deposits	6,628	4,475	2,888
Interest on secured borrowings	—	471	550
Interest on other borrowed funds	48	12	59
Total interest expense	6,676	4,958	3,497
Net interest income	10,467	9,349	7,460
Provision for loan losses	1,686	493	266
Net interest income after provision for loan losses	8,781	8,856	7,194
Noninterest income
Bank service charges and fees	1,110	1,011	791
Total noninterest income	1,110	1,011	791
Noninterest expense
Salaries and employee benefits	5,433	4,711	5,118
Occupancy expenses	723	689	614
Equipment expenses	699	600	596
Other operating expenses	3,788	2,933	3,006
Total noninterest expense	10,643	8,933	9,334
(Loss) income from continuing operations before income taxes	(752)	934	(1,349)
Income tax expense (benefit)	(3,325)	15	—
Net (loss) income from continuing operations	2,573	919	(1,349)
Net loss from discontinued operations	(77)	(802)	(423)
Net (loss) income	$2,496	$117	$(1,772)

Net (loss) income per share from continuing operations (basic and diluted)	$0.56	$0.20	$(0.41)
Net (loss) income per share (basic and diluted)	$0.54	$0.03	$(0.53)
Weighted average number of shares outstanding	4,586,741	4,581,741	3,315,479

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(dollars and shares in thousands)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2004	2,251	$—	$23	$22,567	$(7,607)	$(44)	$14,939

Net loss	—	—	—	—	(1,772)	—	(1,772)
Unrealized loss on securities available for sale	—	—	—	—	—	(31)	(31)
Total comprehensive loss	—	—	—	—	—	—	(1,803)
Subscriptions received		19,040					19,040
Common stock issued	2,343	(19,040)	23	17,307	—	—	(1,710)
Common stock repurchased	(12)	—	—	(172)	—	—	(172)
Deferred compensation expense	—	—	—	76	—	—	76
Balance,
December 31, 2005	4,582	$—	$46	$39,778	$(9,379)	$(75)	$30,370

Net income	—	—	—	—	117	—	117
Unrealized gain on securities available for sale	—	—	—	—	—	35	35
Total comprehensive income							152
Stock compensation expense	—	—	—	31	—	—	31
Balance,
December 31, 2006	4,582	$—	$46	$39,809	$(9,262)	$(40)	$30,553

Net income	—	—	—	—	2,496	—	2,496
Unrealized gain on securities available for sale net of taxes of $13	—	—	—	—	—	65	65

Total comprehensive income							2,561
Exercise of stock options	5			38	—	—	38
Stock compensation expense				79			79
Dissolution of subsidiary	—	—	—	—	2	—	2
Balance,
December 31, 2007	4,587	$—	$46	$39,926	$(6,764)	$25	$33,233

.

See accompanying notes to consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	2007	2006	2005
Operating activities:
Net income (loss) from continuing operations	$2,573	$919	$(1,349)
Net loss from discontinued operations	(77)	(802)	(423)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	1,686	526	331
Amortization of premiums and accretion of discounts, net	(13)	(4)	7
Depreciation	557	555	538
Deferred compensation expense	—	—	76
Stock-based compensation expense	79	31	—
(Gain) loss on disposition of property	(4)	22	2
(Increase) decrease in other assets	(890)	324	(288)
Increase in interest payable	142	238	96
Recognition of net deferred tax asset	(3,325)	—	—
Increase (decrease) in accrued expenses and other liabilities	406	(224)	71
Net cash provided by (used in) operating activities	1,134	1,585	(939)
Investing activities:
Purchase of securities held to maturity	(6,000)	(56,025)	(71,200)
Purchase of securities available for sale	(22,922)	(22,967)	(9,000)
Proceeds from maturities of securities held to maturity	21,025	60,500	55,200
Proceeds from maturities of securities available for sale	26,363	14,750	18,500
Proceeds from sale of securities available for sale	—	—	3,000
Purchase of Federal Reserve bank stock	(42)	(360)	(28)
Net increase in loans	(54,976)	(27,562)	(23,015)
Proceeds from sale of premises and equipment	6	48	—
Purchase of premises and equipment, net	(2,015)	(376)	(1,402)
Net cash used in investing activities	(38,561)	(31,992)	(27,945)
Financing activities:
Net change in federal funds purchased	(1,517)	1,245	(2,005)
Net proceeds from stock options exercised	38	—	—
Net proceeds from offering of common stock	—	—	19,040
Costs of stock offering	—	—	(1,710)
Net other (repayments) borrowing	(500)	500	(1,450)
Common stock repurchase	—	—	(173)
Net (decrease) increase in secured borrowings	—	(1,434)	5,296
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	3,858	(5,096)	11,244
Net increase in savings deposits	696	7	969
Net increase in time deposits	34,072	23,460	10,729
Net cash provided by financing activities	36,647	18,682	41,940
Net (decrease) increase in cash and cash equivalents	(780)	(11,725)	13,056
Cash and cash equivalents:
Beginning of the period	5,091	16,816	3,760
End of the period	$4,311	$5,091	$16,816
Supplemental disclosures of cash flow information:
Interest paid	$6,534	$4,737	$3,402
Non-cash investing and financing transactions:
Transfer of secured borrowings due to loan participation agreements becoming eligible for sale accounting treatment in accordance with Statement 140. (See Notes 9 and 25)	$—	$11,081	$—

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

Effective June 30, 2007, the Company consolidated the charters of its banks to create TransCommunity Bank, N.A. This new bank is subject to regulation by the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation. The bank branches operate under their market names and provide general banking services to individuals, small- and medium-sized businesses and the professional communities of Powhatan, Goochland, Rockbridge, and Louisa Counties of Virginia and surrounding areas. The Company is subject to regulation by the Board of Governors of the Federal Reserve System.

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

On September 5, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Community Bankers Acquisition Corp. (“CBAC”). The Merger Agreement sets forth the terms and conditions of CBAC’s acquisition of the Company through the merger of the Company with and into CBAC (the “Merger”). The Bank will become a wholly owned subsidiary of CBAC in the Merger, and a subsequent merger of CBAC with BOE Financial Services of Virginia is contingent on our Merger being consummated. See Note 24 for further details.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Principles of consolidation - The consolidated financial statements include the accounts of the Company, which is a bank holding company that owns all of the outstanding common stock of its banking subsidiary, Bank of Powhatan, Bank of Goochland, Bank of Louisa, Bank of Rockbridge, and Main Street Mortgage and Investment Corporation, Inc., a wholly-owned subsidiary of Bank of Powhatan. All significant inter-company balances and transactions have been eliminated.

Business segments - SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises’ products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether the information is used in making operating decisions. The accounting policies of the segments are the same as those described in this Note.

Management determined that the Company has two current reportable segments, “Community Banking and TransCommunity (the “holding company).” All of the Company’s activities are interrelated, and each of their activities is dependent and assessed based on how each of the subsidiary bank’s consolidated activities for the Company supports the others. For example, commercial lending is dependent upon the ability of the subsidiary banks to fund themselves with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the consolidated operations of the subsidiary banks as a consolidated segment.

The Company has also reported in the past several operating segments that have been discontinued. These discontinued operating segments within the Company’s operations, although no longer in existence, will be segregated for comparative reasons and to identify the discontinued operations impact on the company’s past operations.

The financial statement information of the parent company is included as a reportable segment. This segment is principally involved with providing managerial support and the 2006 and 2005 operation of the shared services platform for the other reportable segments. In 2007, there was only one reportable segment operating.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables present revenues, expenses and net income (loss) for the years 2006 and 2005 and total assets at the respective year-ends for our business segments. All significant inter-segment accounts and transactions have been eliminated.

	For Year Ended December 31, 2006
	(dollars in thousands)
	Community Banking	Main Street	Financial Services	Trans- Community	Eliminations	Consolidated
Net interest income (expense)	$8,922	$—	$—	$427	$—	$9,349
Provision for loan losses	(493)	—	—	—	—	(493)
Noninterest income	975	—	—	441	(405)	1,011
Noninterest expense	(6,174)	—	—	(3,222)	463	(8,933)
Income tax expense	—	—	—	(15)	—	(15)
Income (loss) from subsidiaries	(802)	—	—	2,428	(1,626)	—
Net income (loss) from continuing operations	2,428	—	—	59	(1,568)	919
Net loss from discontinued operations	—	(802)	—	—	—	(802)

Net income (loss) before taxes	$2,428	$(802)	$—	59	$(1,568)	$117

Total Assets	$198,111	$88	$—	$246	$—	$198,445

	For Year Ended December 31, 2005
	(dollars in thousands)
	Community Banking	Main Street	Financial Services	Trans- Community	Eliminations	Consolidated
Net interest income (expense)	$7,305	$—	$—	$155	$—	$7,460
Provision for loan losses	(266)	—	—	—	—	(266)
Noninterest income	678	—	278	312	(477)	791
Noninterest expense	(5,909)	—	376)	(3,586)	537	(9,334)
Income (loss) from subsidiaries	(84)	—	—	1,347	(1,263)	—
Net income (loss) from continuing operations	1,724	—	(98)	(1,772)	(1,203)	1,349
Net loss from discontinued operations	—	(84)	(339)	—	—	(423)

Net income (loss)	$1,724	$(84)	$(437)	(1,772)	$(1,203)	$(1,772)

Total Assets	$178,963	$1,219	$151	$30,559	$(20,244)	$190,648

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

As of December 31, 2007 and 2006, the Company did not have any foreign investment securities or securities designated as trading account investments.

SFAS No.133, Accounting for Derivative Instruments and Hedging Activity, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No.133 was amended by SFAS No.138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company’s adoption of SFAS No.133, as amended, did not have a material impact on its financial condition or results of operations. The Company did not have any derivatives at December 31, 2007 and 2006.

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

Loans and allowance for loan losses - Loans that management has the intent and the ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal net of unearned discount, unamortized loan fees and loan origination costs and an allowance for loan losses. The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of principal is unlikely. The allowance for loan losses is maintained at a level that management considers adequate to provide for credit losses inherent in the loan portfolios at the reporting date. The level of the allowance is based on management’s evaluation of risk of loss in the loan portfolios after consideration of prevailing and anticipated economic conditions, including estimates and appraisals, among other items, known or anticipated at each reporting date. On a periodic basis during the year, management makes credit reviews of the loan portfolios designed to identify any changes in the loans since initial booking impacting their quality rating. This review is designed to identify potential changes to the loan loss reserve.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest income on loans is credited to operations based upon the principal amount outstanding. The net amounts of origination fees, origination costs and commitment fees are deferred and recognized over the lives of the related loans and leases as adjustments of yield. When management believes there is sufficient doubt as to the ultimate collectability of interest on any loan, the accrual of applicable interest is discontinued. A loan is generally classified as nonaccrual when principal and interest have consistently been in default for a period of 90 days or more or because of deterioration in the financial condition of the borrower, and payment in full of principal or interest is not expected. Loans past due 90 days or more and still accruing interest are loans that are generally well-secured and expected to be restored to a current status in the near future or are in the process of collection. In all cases, loans are placed on nonaccrual or are charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Transfers of Financial Assets - The Company follows SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125 (“Statement 140”). Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company adopted SFAS 147, Acquisitions of Certain Financial Institutions, on January 1, 2002 and determined that core deposit intangibles will continue to be amortized over the estimated useful life.

Income taxes - The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that expect to be in effect when these differences reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities. The principal types of accounts resulting in differences between assets and liabilities for financial statement and tax return purposes are the allowance for loan losses, interest income on nonaccrual loans, depreciation and amortization, difference between book and tax basis of assets acquired and net operating loss carryforwards. The Company and its subsidiaries file a consolidated federal income tax return.

In 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an Interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise’s tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the Company’s consolidated financial position.

The Company monitors changes in tax statutes and regulations to determine if significant changes will occur over the next 12 months. No material changes have been projected; however, management believes changes will occur at the expiration of statutes of limitations and accrual of interest. As the Company is not currently under examination, changes from settlements can not be projected. If this position would change it is unlikely to have a material impact on income tax expense during the next 12 months.

Deferred tax asset – The Company assessed its ability to recognize a deferred tax asset related to prior period net operating losses. This assessment considered factors such as budgeted earnings for 2008 and beyond and the cost savings under the consolidation of the subsidiary banks in 2007. As a result, a net deferred tax asset of $3.3 million was recorded, with a one-time income tax benefit of the same amount recognized. The remaining $13,000 was recorded as an adjustment to other comprehensive income.

Statements of cash flows - Cash and cash equivalents are defined as the sum of cash on hand, non interest-bearing amounts due from banks and federal funds sold. Generally, federal funds are sold for a one-day period.

Other real estate owned - Other real estate owned is recorded at lower of cost or market value less costs of disposal. When property is acquired, the excess, if any, of the loan balance over fair market value is charged to the allowance for loan losses. Periodically thereafter, the asset is reviewed for subsequent declines in the estimated fair market value. Subsequent declines, if any, holding costs and gains, and losses on subsequent sale are included in the consolidated statements of operations. The Company reported its initial other real estate owned of $180 thousand as of December 31, 2007. Previously, the Company held no other real estate owned.

Marketing costs - The Company expenses marketing costs as incurred. Marketing expenses for the years ended December 31, 2007, 2006, and 2005 were approximately $219 thousand, $221 thousand and $428 thousand, respectively.

Earnings per share - Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if stock options or other contracts to issue common stock were exercised and converted into common stock.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock options for 275,175, 241,725, and 256,325 shares of common stock were not considered in computing diluted earnings per share for 2007, 2006 and 2005, respectively, because they were anti-dilutive. Shares were anti-dilutive since the exercise price exceeded the current market price.

Stock-based compensation -In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” that addresses the accounting for share-based payment transactions in which an enterprise exchanges its equity instruments for goods and services. The Statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and requires instead that such transactions be accounted for using a fair-value-based method. SFAS No. 123R required implementation by the beginning of the first fiscal year that begins after June 15, 2005. On January 1, 2006, TransCommunity implemented SFAS No. 123R using the modified prospective transition method. By implementing SFAS No. 123R, TransCommunity recorded $31 thousand of additional compensation expense during the year ended December 31, 2006, resulting from the application of fair-value-based accounting to its stock-based compensation programs. See Note 16 for more information about TransCommunity’s stock-based compensation programs.

Comprehensive income (loss) - The Company follows the disclosure provisions of SFAS No.130, Reporting Comprehensive Income. SFAS No. 130 requires the reporting of comprehensive income which includes net income (loss) as well as certain other items that result in a change to shareholders’ equity during the period.

Reclassifications and restatements - Certain reclassifications have been made in the 2005 and 2006 financial statements to conform to the classifications used in 2006. Additionally, certain restatements were made to the 2005 financial statements as discussed in Note 25.

New Accounting Pronouncements – In September 2006, the FASB released SFAS No. 157, Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard also responds to investors’ requests for more information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for financial years beginning after November 15, 2007. However, in February 2008, the FASB decided to defer the effective date for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a non-recurring basis. The provisions of the Statement will generally be applied on a prospective basis as of the effective date. For certain securities and financial instruments, the provisions are to be applied retrospectively as a cumulative effect adjustment to the opening balance of retained earnings. The Company does not have any instruments for which retrospective application is required. The Company does not expect implementation of any changes required by SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157 Fair Value Measurement. The Company adopted SFAS 159 effective January 1, 2008, and has elected not to measure any of its current eligible financial assets or liabilities at fair value upon adoption, but may elect to do so with future eligible financial assets or liabilities.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company is evaluating the potential result SFAS 141(R) will have on it consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be clearly reported as equity in the consolidated financial statements. Additionally, SFAS 160 requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest are to be clearly identified and presented on the face of the consolidated statement of income. The provisions of this Statement are effective for fiscal years beginning on or after December 15, 2008, and earlier application is prohibited. SFAS will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. As a result, this Statement does not apply to the Company.

NOTE 3

RESTRICTIONS ON CASH AND DUE FROM BANKS:

The Bank is required to maintain average cash balances on hand or with the Federal Reserve Bank. At December 31, 2007, the reserve balance amounted to $71 thousand. At December 31, 2006, the reserve balances for the banks amounted to $190 thousand.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 4

INVESTMENT SECURITIES:

The amortized cost and estimated fair value of securities are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale December 31, 2007

Gov't-sponsored enterprises-discount notes*	$3,399	$—	$(3)	$3,396
Gov't-sponsored enterprises-notes*	6,806	48	(7)	6,847
Total Securities Available for Sale	$10,205	$48	$(10)	$10,243

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity December 31, 2007

Gov't-sponsored enterprises-discount notes*	$—	$—	$—	$—
Gov't-sponsored enterprises-notes*	6,400	—	(7)	6,393
Total Securities Held to Maturity	$6,400	$—	$(7)	$6,393

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale December 31, 2006

Gov't-sponsored enterprises-discount notes*	$7,213	$—	$(7)	$7,206
Gov't-sponsored enterprises-notes*	6,424	—	(33)	6,391
Total Securities Available for Sale	$13,637	$—	$(40)	$13,597

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity December 31, 2006

Gov't-sponsored enterprises-discount notes*	$13,008	$—	$(12)	$12,996
Gov't-sponsored enterprises-notes*	8,412	—	(122)	8,290
Total Securities Held to Maturity	$21,420	$—	$(134)	$21,286

———————
* Issued by the Federal Home Loan Bank (FHLB)

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amortized cost and fair value of investment securities at December 31, 2007, by contractual maturity, are shown in the following schedule. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield
Securities Available for Sale
Due within one year	$7,800	$7,800	4.59%
Due after one year through five years	1,405	1,427	4.90%
Due after five years through ten years	1,000	1,016	5.00%

Total Securities Available for Sale	$10,205	$10,243	4.66%

(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value
Securities Held to Maturity
Due within one year	$1,700	$1,698	3.34%
Due after one year through five years	3,700	3,695	4.16%
Due after five years through ten years	1,000	1,000	3.97%

Total Securities Available for Sale	$6,400	$6,393	3.91%

At December 31, 2007 and 2006 gross unrealized losses totaled $17 thousand and $174 thousand, respectively. Securities in an unrealized loss position at December 31, 2007 and 2006 are as follows:

(dollars in thousands)	Less than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Securities Available for Sale December 31, 2007
Gov't-sponsored enterprises-notes*	$798	$(7)	$—	$—	$798	$(7)
Gov't-sponsored enterprises- discount notes*	3,396	(3)	—	—	3,396	(3)

Total	$4,194	$(10)	$—	$—	$4,194	$(10)

(dollars in thousands)
Description of securities:
Securities Held to Maturity December 31, 2007
Gov't-sponsored enterprises-notes*	$2,893	$(7)	$—	$—	$2,893	$(7)
Gov't-sponsored enterprises- discount notes*	—	—	—	—	—	—

Total	$2,893	$(7)	—	$—	$2,893	$(7)

———————
* Issued by the Federal Home Loan Bank (FHLB)

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of securities:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Securities Available for Sale December 31, 2006
US Agency notes	$4,990	(4)	$1,401	$(29)	$6,391	$(33)
US Agency discount notes	7,206	(7)	—	—	7,206	(7)

Total	$12,196	$(11)	$1,401	$(29)	$13,597	$(40)

(dollars in thousands)

Description of securities:
Securities Held to Maturity December 31, 2006
US Agency notes	$1,999	(1)	$6,291	$(121)	$8,290	$(122)
US Agency discount notes	12,996	(12)	—	—	12,996	(12)

Total	$14,995	$(13)	$6,291	$(121)	$21,286	$(134)

———————
* Issued by the Federal Home Loan Bank (FHLB)

The 2007 unrealized loss is the aggregate of eight U.S. Agency notes, none of which have a continuous loss period of more than 12 months. The 2006 unrealized loss is the aggregate of 20 U.S. Agency notes, of which 11 have a continuous loss period of more than 12 months. The unrealized loss positions in both years were primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better. No impairment loss has been recognized on these securities because management has both the intent and the ability to hold these securities until maturity or call dates.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The carrying amount (which approximates fair value) of securities pledged to secure public deposits amounted to $12.2 million and $11.3 million at December 31, 2007 and 2006, respectively.

The Bank is required to hold stock in the Federal Reserve Bank. The investment in Federal Reserve Bank stock is recorded at cost of $873 thousand and $831 thousand as of December 31, 2007 and 2006, respectively. The Company also held $65 thousand in Virginia Bankers Association Title Insurance Company Stock at year end 2007. These stock components are classified as “Other Investments” in the Consolidated Balance Sheet.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 5

LOANS:

Loans receivable outstanding at December 31, 2007 and 2006 are summarized as follows:

	December 31,
	2007	2006
	(dollars in thousands)
Real estate:
Construction	$41,201	$21,348
Residential	38,849	29,007
Commercial	65,587	60,571
Commercial, industrial and agricultural	49,387	31,284
Consumer and installment	10,413	8,725
All other	43	464

Total Loans	$205,480	$151,399

At December 31, 2007 and 2006, the total recorded investment in loans in nonaccrual status amounted to $2.0 million and $920 thousand, respectively. The total recorded investment in loans past due 90 days or more and still accruing interest amounted to approximately none and $41 thousand, respectively. At December 31, 2006, nonaccrual and past due loans consisted of a large number of small balance loans that are not separately evaluated for impairment.

The following is a summary of information pertaining to impaired and non-accrual loans:

December 31, 2007
(dollars in thousands)
Impaired loans without a valuation allowance	$379
Impaired loans with a valuation allowance	1,576
Total impaired loans	$1,955
Valuation allowance related to impaired loans	$484
Total non-accrual loans	$1,955
Total loans past due 90 days or more and still accruing	$—

Year Ended December 31, 2007
(dollars in thousands)

Average investment in impaired loans	$1,952
Interest income recognized on impaired loans	$87
Interest income recognized on a cash basis on impaired loans	$87

There were no loans considered as impaired prior to 2007.

The Company has entered into transactions with certain directors, executive officers, significant stockholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms and conditions, including interest rates and collateral, as those prevailing at the same time for comparable transactions with other customers, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The aggregate amount of loans to such related parties at December 31, 2007 and 2006 was as follows:

	(dollars in thousands)
	2007	2006
Beginning balance	$7,738	$7,659
Add: Advances	1,077	8,659
Less: Repayments	8,290	8,580

Ending balance	$525	$7,738

NOTE 6

ALLOWANCE FOR LOAN LOSSES:

A summary of the changes in the allowance for the loan losses is shown in the following schedule:

	At December 31,
	2007	2006	2005
	(dollars in thousands)

Allowance for loan losses, January 1	$2,065	$1,602	$1,401
Provision charged to expense	1,686	493	266
Net loans charged off	(715)	(30)	(65)
Allowance for loan losses, December 31	$3,036	$2,065	$1,602

Allowance for loan losses to total loans	1.48%	1.36%	1.19%

NOTE 7

PREMISES AND EQUIPMENT:

Premises and equipment at December 31, 2007 and 2006 are summarized as follows:

	At December 31,
	2007	2006
	(dollars in thousands)

Land and improvements	$2,264	$1,722
Buildings	4,165	4,243
Furniture and equipment	3,004	2,788
Construction in progress	1,406	37
	10,839	8,790

Accumulated depreciation	(2,634)	(2,101)

Net premises and equipment	$8,205	$6,689

The depreciation expense on premises and equipment for 2007, 2006 and 2005 was $557 thousand, $555 thousand and $538 thousand, respectively.

Construction in progress at December 31, 2007 consisted primarily of construction for the Bank of Goochland branch that relocated to 1949 Sandy Hook Road, Goochland, VA from its prior leased facility effective January 22, 2008.

Construction in progress at December 31, 2006 included blueprint plans to add on to the current Bank of Powhatan structure.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 8

TIME DEPOSITS:

The aggregate amount of time deposits with a minimum denomination of $100 thousand was $57.2 million and $43.7 million at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of certificates of deposit were as follows:

(dollars in thousands)
2008	$79,015
2009	16,906
2010	22,641
2011	5,722
2012	6,982

Total	$131,266

NOTE 9

NOTE PAYABLE AND SECURED BORROWINGS:

Note Payable

On July 21, 2006, Main Street Mortgage and Financial Corporation entered into a $500 thousand unsecured revolving line of credit fully guaranteed by TransCommunity. This fully drawn line of credit, due upon demand, required monthly interest only payments based on the prime rate as published by the Wall Street Journal, which was 8.25% at December 31, 2006. Interest was paid as agreed by Main Street until year-end 2006, when it discontinued operations and TransCommunity assumed the note. During 2006, interest expense associated with this line of credit was $18 thousand and is included in the results of discontinued operations. Starting in January 2007, TransCommunity continued interest payments until March 2007, when the note was paid in full.

Secured Borrowings

There were no secured borrowings at December 31, 2007 and December 31, 2006.

NOTE 10

CAPITAL STOCK:

TransCommunity is authorized to issue up to 25,000,000 shares of common stock, $.01 par value per share, and up to 5,000,000 shares of preferred stock, $.01 par value per share. At December 31, 2007 and December 31, 2006, TransCommunity had 4,586,741 and 4,581,741 shares of common stock issued and outstanding, respectively. On the same dates, no shares of preferred stock were issued or outstanding.

During the period June 2004 to February 2005, TransCommunity sold 225,528 shares of common stock in a non-underwritten public offering, at a purchase price of $15 per share. Additionally, 100 shares of common stock were issued in 2005 in connection with an option exercised by one option holder. These shares were issued at an option exercise price of $10.00 per share. In July 2005, TransCommunity sold 2,300,000 shares of common stock in an underwritten public offering to a limited number of institutional investors at a purchase price of $8.00 per share. The minimum share purchase requirement in the offering was 25,000 shares per investor.

In November 2005, TransCommunity repurchased 11,500 shares of common stock sold in the 2004-2005 non-underwritten offering from one person residing in a jurisdiction in which such shares had not been properly registered for sale. The shares were repurchased at the original issue price at $15 per share.

On July 25, 2007, agreements with market presidents and corporate senior officers were executed for restricted stock awards totaling 22,375 shares of common stock at a per share price of $7.75 under the 2007 Equity Compensation Plan. Pursuant to these agreements, fifty percent of the restricted stock granted will vest on a three year schedule. The remaining one-half of the restricted stock granted will vest on March 1, 2010 if certain corporate performance objectives are met.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 11

DIVIDEND LIMITATIONS:

A principal source of funds for TransCommunity in future years is anticipated to be dividends paid by the bank. Dividends paid by the bank are limited by banking regulations. Approval of the Comptroller of the Currency is required if the dividends declared by a national bank, in any year, exceed the sum of (1) net income for the current year and (2) income, net of dividends, for the preceding two years. No dividends were paid to TransCommunity in 2006.

In January of 2007, the Bank of Powhatan and the Bank of Goochland each paid TransCommunity a $300 thousand dividend out of their respective retained earnings.

TransCommunity may not pay a dividend while there is an accumulated deficit.

NOTE 12

INCOME TAXES:

The components of income tax expense (benefit) are as follows:

	Year Ended December 31,
	2007	2006	2005
	(dollars in thousands)

Current expense	$1	$15	$—
Deferred (benefit) expense	(3,326)	—	—

Net income tax (benefit) expense	$(3,325)	$15	$—

The components of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	At December 31,
	2007	2006
	(dollars in thousands)
Deferred tax assets:
Allowance for loan loss	$952	$558
Charitable contribution carryover	37	27
Stock compensation award	119	—
Stock based compensation	—	12
Goodwill	65	81
Net operating loss carryforwards	2,397	2,904
Alternative minimum tax credit	21	15
Unrealized loss on available for sale securities	—	13

Total deferred tax assets	3,591	3,610

Less: Valuation allowance	—	(3,387)

	3,591	223

Deferred tax liabilities:
Unrealized loss on investment securities	13	—
Depreciation	173	223
Other	93	—

Total deferred tax liabilities	279	223

Net deferred tax asset	$3,312	$—

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the differences between the actual income tax expense and the amounts computed using the federal statutory tax rates:

	At December 31,
	2007	2006	2005
	(dollars in thousands)
Income tax expense (benefit) at the applicable federal tax rate	$(256)	$45	$(602)
Change in valuation allowance for deferred taxes	(3,387)	184	589
True up of deferred tax asset	251	(251)	—
Nondeductible expenses	(18)	22	13
Alternative minimum tax	—	15	—
Other	85	—	—

Income tax (benefit) expense	$(3,325)	$15	$—

During 2007, management concluded that it will be able to fully utilize its net operating losses within the statutory allowed timeframe. As a result, the Company has recognized a net deferred tax asset and related tax benefit of $3.3 million.

The Company had analyzed the tax positions taken or expected to be taken in its tax returns and concluded it has no liability related to uncertain tax positions in accordance with FIN 48.

NOTE 13

CONCENTRATION OF CREDIT RISK:

Most of the division banks’ loans are made to customers in the banks’ trade areas. Accordingly, the ultimate collectibility of the banks’ loan portfolio is susceptible to changes in local economic conditions. The types of loans made by the division banks are described in Note 5. Collateral required by the division banks is determined on an individual basis depending on the nature of the loan and the financial condition of the borrower. TransCommunity has a concentration of loans secured by real estate. At December 31, 2007, real estate loans represented 70.8% of the loans in the consolidated portfolio. Real estate lending by the banks generally consists of commercial real estate loans, construction and development loans, and residential and home equity loans.

The Company maintains deposits at other high credit quality commercial banks that may, at times, exceed federally insured limits.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 14

SELECTED FINANCIAL DATA FOR DISCONTINUED OPERATIONS:

Loss for discontinued operations (dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

Main Street	$(77)	$(802)	$(84)
Financial Services	—	—	(339)
	$(77)	$(802)	$(423)

Financial data for discontinued operations - Main Street Mortgage (dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

Interest Income	$—	$6	$16
Interest Expense	—	(46)	(63)
Net Interest Expense	—	(40)	(47)
Provision for Loan Losses	—	(33)	(64)
Net Interest Expense after Provision	—	(73)	(111)
Noninterest Income	2	1,881	3,983
Salaries and employee benefits	—	(1,723)	(3,091)
Occupancy expenses	(45)	(177)	(226)
Equipment costs	(4)	(107)	(116)
Other operating expenses	(30)	(603)	(523)
Loss from discontinued operations	$(77)	$(802)	$(84)

Cash	$—	$—	$—
Loans Receivable	—	18	69
Premises and Equipment	—	67	164
Other Assets	—	3	602
Total Assets	$—	$88	$835
Note Payable	$—	$—	$—
Accrued Expenses and Other Liabilities	—	10	202
Total Equity	—	78	633
Total Liabilities and Equity	$—	$88	$835

Summary financial data for discontinued operations - Financial Services (dollars in thousands)

	Years Ended December 31,
	2007	2006	2005

Noninterest Income	$—	$—	$29
Salaries and employee benefits	—	—	(288)
Occupancy expenses	—	—	(30)
Equipment costs	—	—	(4)
Other operating expenses	—	—	(46)
Loss from discontinued operations	$—	$—	$(339)

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 15

GOODWILL:

During the second quarter of 2006, TransCommunity completed an impairment test of its goodwill in accordance with the specific requirements of SFAS No. 142, Goodwill and Other Intangible Assets. This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. It addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Based on second quarter personnel changes and a continued deterioration of the financial condition of Main Street Mortgage, the Company believed the $321 thousand of goodwill reported as other assets associated with the acquisition of Main Street Mortgage should be tested for impairment. The Company used a valuation approach which included comparisons of historical forecasts to actual results and earnings forecasts for the next year to determine if the fair value of the subsidiary exceeded the book value. Because goodwill is defined as the excess of the cost of an acquired entity over the fair value of all identifiable tangible and intangible assets acquired and the liabilities assumed, the Company was required to calculate the fair value of such assets and liabilities for Main Street. Through this process, the Company concluded that the entire $321 thousand of goodwill was impaired, and this amount was charged to operating expenses during the second quarter of 2006.

NOTE 16

STOCK-BASED COMPENSATION:

2001 Stock Option Plan

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

The Plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001. This Plan was adopted by TransCommunity effective August 15, 2001 in connection with the Reorganization whereby the Bank of Powhatan became a subsidiary of TransCommunity. The purpose of the Plan is to reward employees and directors for services rendered and investment risks undertaken to date and to promote the success of TransCommunity and its subsidiaries by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity, its subsidiaries and with growth in shareholder value. The exercise price may not be less than 100% of the fair market value of the shares on the grant date. Unless the Stock Option Committee determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date. Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements as determined by its primary regulator, and TransCommunity’s primary regulator so directs. The Plan will expire on May 7, 2011, unless terminated sooner by the Board of Directors.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table illustrates the effect on net loss and loss per share as if TransCommunity had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to the stock option plan.

2005
(dollars in thousands)

Net loss, as reported	$(1,772)
Deduct: total stock-based
employee compensation
expense determined under
fair value based method	(144)

Pro Forma Net Loss	$(1,916)

Loss per Share:
Basic and diluted - as reported	$(0.53)

Basic and diluted - pro forma	$(0.58)

The fair value of each option granted is estimated on the date of grant using the “Black Scholes Option Pricing” method with the following assumptions:

	For the years ended
	2007	2006	2005

Expected volatility	20.0%	0.7%	N/A
Expected dividend	—	—	N/A
Expected term (years)	10	10	N/A
Risk free rate	4.0%	4.4%	N/A

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A summary of the options granted is shown in the following table:

	2007		2006		2005
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of the year	246,725	$9.95	256,325	$10.00	317,375	$10.00
Granted	56,000	8.53	5,000	7.65	—
Forfeited	(8,000)	8.50	(167)	10.00	—
Exercised	(5,000)	7.65	—		(100)	10.00
Expired	(14,550)	9.47	(14,433)	10.00	(60,950)	10.00

Outstanding at end f the year	275,175	$9.74	246,725	$9.95	256,325	$10.00
Options exercisable at end of year	233,175	$9.97	241,358	$9.95	245,593	$10.00
Weighted-average fair value per option of options granted during the year	$1.84		$2.70		$—
Weighted-average remaining contracted life for outstanding and exercisable shares at December 31	52 months		72 months		84 months

There was no total intrinsic value of the options outstanding and exercisable as of December 31, 2007. As of December 31, 2007, the unrecognized compensation expense related to nonvested options was $45 thousand, which will be recognized over a weighted-average period of 23.5 months. Total cash received from exercised options during 2007 was $38 thousand.

The following table summarizes nonvested restricted shares outstanding for the reported year-ends:

	2007		2006
	Number of Shares	Weighted Average Grant-Date Fair Value	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1	5,367	$1.30	15,565	$1.30
Granted	56,000	1.84	5,000	2.70
Less: Vested	11,367	1.30	15,031	1.30
Forfeited	8,000	1.76	167	1.30
Nonvested at December 31	42,000	$1.76	5,367	$1.30

2007 Equity Compensation Plan

On May 29, 2007, the shareholders of TransCommunity approved the TransCommunity Financial Corporation 2007 Equity Compensation Plan (the “2007 Plan”). The 2007 Plan authorizes the Compensation Committee of the Company’s Board of Directors to grant one or more of the following awards to directors, officers, key employees, consultants and advisors to TransCommunity and its subsidiary who are designated by the Compensation Committee: options, stock appreciation rights, stock awards, performance share awards, incentive awards, and stock units. The Compensation Committee will administer the 2007 Plan.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

On July 25, 2007, agreements with market presidents and corporate senior officers were executed for restricted stock awards totaling 22,375 shares of common stock at a per share price of $7.75 under the 2007 Equity Compensation Plan. The agreements grant fifty percent of the restricted stock on a three year vesting schedule as follows:

Date	Percentage

March 1, 2008	20%
March 1, 2009	20%
March 1, 2010	60%

The remaining one-half of the restricted stock will be issued March 1, 2010 if corporate pre-tax income for 2009 equals or exceeds $3.0 million. Compensation costs associated with service-based awards are being recognized over the period of the service term. Compensation costs associated with the performance-based awards will be recognized once it is probable that the performance target is achievable. The Company will record costs related to the performance-based awards, and none of the performance award was accrued through December 31, 2007.

Stock-based compensation expense of $79 thousand, $31 thousand, was recorded for 2007, and 2006, respectively. Costs during 2006 were related to stock options, while costs during 2007 were related to both restricted stock and stock options.

NOTE 17

REGULATORY MATTERS:

Both TransCommunity and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. If TransCommunity, or its subsidiary bank, fails to meet minimum capital requirements, its primary regulators can initiate certain mandatory and discretionary actions. If such actions are undertaken, they could have a direct material effect on TransCommunity’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, TransCommunity’s subsidiary bank must meet specific capital guidelines that involve quantitative measures of the bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Quantitative measures are established by bank regulations to ensure capital adequacy. The Bank is required to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). At December 31, 2007 and 2006, management believes that the Company and the Bank met all capital adequacy requirements to which they are subject.

The actual and required capital amounts and ratios for the years ended December 31, 2007 and 2006 for the Company and the banks are as follows:

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(dollars in thousands)
As of December 31, 2007:
Total Capital (to Risk Weighted Assets):
Consolidated	$32,574	15.20%	$17,139	8.00%	$	N/A
TransCommunity Bank	$32,312	14.78%	$17,494	8.00%		$21,868	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$29,896	13.95%	$8,570	4.00%	$	N/A
TransCommunity Bank	$29,575	13.52%	$8,747	4.00%		$13,121	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$29,896	13.61%	$8,570	4.00%	$	N/A
TransCommunity Bank	$29,575	12.74%	$9,284	4.00%		$11,605	5.00%

As of December 31, 2006:
Total Capital (to Risk Weighted Assets):
Consolidated	$32,522	18.32%	$14,201	8.00%	$	N/A
Bank of Powhatan	$8,425	12.85%	$5,244	8.00%		$6,555	10.00%
Bank of Goochland	$10,611	13.07%	$6,494	8.00%		$8,117	10.00%
Bank of Louisa	$5,193	18.29%	$2,271	8.00%		$2,839	10.00%
Bank of Rockbridge	$7,919	361.60%	$175	8.00%		$219	10.00%

Tier 1 Capital (to Risk Weighted Assets):
Consolidated	$30,457	17.16%	$7,100	4.00%	$	N/A
Bank of Powhatan	$7,595	11.59%	$2,622	4.00%		$3,933	6.00%
Bank of Goochland	$9,722	11.98%	$3,247	4.00%		$4,870	6.00%
Bank of Louisa	$4,922	17.34%	$1,135	4.00%		$1,703	6.00%
Bank of Rockbridge	$7,914	361.37%	$88	4.00%		$131	6.00%

Tier 1 Capital (to Average Assets):
Consolidated	$30,457	15.86%	$7,677	4.00%	$	N/A
Bank of Powhatan	$7,595	10.77%	$2,821	4.00%		$3,526	5.00%
Bank of Goochland	$9,722	11.31%	$3,437	4.00%		$4,296	5.00%
Bank of Louisa	$4,922	15.97%	$1,232	4.00%		$1,541	5.00%
Bank of Rockbridge	$7,914	92.42%	$343	4.00%		$428	5.00%

As of December 31, 2007, the Bank was considered Well Capitalized under the regulatory framework for prompt corrective action. To be categorized as Well Capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as shown in the above table. There are no conditions or events since this date that management believes have changed the category of any of its subsidiary banks.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 18

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures About the Fair Value of Financial Statements, defines the fair value of a financial instrument as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. As the majority of the Company’s financial instruments lack an available trading market, significant estimates, assumptions and present value calculations are required to determine estimated fair value.

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

TransCommunity has determined estimated fair values using the best available data and an estimation methodology suitable for each category of financial instruments. The estimation methodology used, the estimated fair values and the recorded carrying value of financial instruments at December 31, 2007 and 2006 are as follows:

	December 31, 2007		December 31, 2006
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
	(dollars in thousands)		(dollars in thousands)
Financial assets:
Cash and due from banks	$2,204	$2,204	$3,669	$3,669
Federal funds sold	2,107	2,107	1,422	1,422
Investment securities	16,636	16,643	34,883	35,017
Other Investments	938	938	896	896
Loans, net	200,902	202,444	149,233	149,334
Accrued interest receivable	1,357	1,357	874	874

Financial liabilities:
Demand deposits:
Noninterest bearing	$20,390	$20,390	$20,450	$20,450
Interest bearing	41,768	41,768	37,850	37,850
Savings deposits	10,174	10,174	9,478	9,478
Time deposits	131,739	131,266	95,128	97,195
Federal funds purchased	—	—	1,517	1,517
Notes payable	—	—	500	500
Accrued interest payable	682	682	540	540

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

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

SFAS 157 is an extension of SFAS 107 and further defines the fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements.

Expanded disclosures required by SFAS 157 include the establishment of three input levels in considering how fair value is applied. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. In the Company's banking environment, an example may be the difference between interest rates in effect at the contractual date as compared with those for similar financial assets and liabilities that are in effect at the measurement date, or the Company's year end.

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. However, the fair value measurement objective remains the same, that is, an exit price from the perspective of a market participant that holds the asset or owes the liability. Therefore, unobservable inputs shall reflect the reporting entity's own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk). Unobservable inputs shall be developed based on the best information available in the circumstances, which might include the reporting entity's own data.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables for December 31, 2007, and December 31, 2006, provide the input levels used for fair value:

		December 31, 2007
(dollars in thousands)		Fair Value Measurements at Reporting Date Using

	December 31, 2007	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$2,204	$2,204	$—	$—
Federal funds sold	2,107	2,107	—	—
Investment securities	16,636	16,243	—	—
Federal Reserve Bank stock and Virginia Bankers Association insurance stock	938	938	—	—
Loans, net	200,902	—	200,902	—
Accrued interest receivable	1,357	1,357	—	—

	$224,144	$22,849	$200,902	$—

Financial liabilities:
Demand deposits:
Noninterest bearing	$20,390	$20,390	$—	$—
Interest bearing	41,768	41,768	—	—
Savings deposits	10,174	10,174	—	—
Time deposits	131,739	—	131,739	—
Federal funds purchased	—	—	—	—
Secured borrowings	—	—	—	—
Notes payable	—	—	—	—
Accrued interest payable	682	682	—	—

	$204,753	$73,014	$131,739	$—

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		December 31, 2006
(dollars in thousands)		Fair Value Measurements at Reporting Date Using

	December 31, 2006	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Financial assets:
Cash and due from banks	$3,669	$3,669	$—	$—
Federal funds sold	1,422	1,422	—	—
Investment securities	34,883	34,883	—	—
Federal Reserve Bank stock and Virginia Bankers Association insurance stock	896	896	—	—
Loans, net	149,233	—	149,233	—
Accrued interest receivable	874	874	—	—

	$190,977	$41,744	$149,233	$—

Financial liabilities:
Demand deposits:
Noninterest bearing	$20,450	$20,450	$—	$—
Interest bearing	37,850	37,850	—	—
Savings deposits	9,478	9,478	—	—
Time deposits	95,128	—	95,128	—
Federal funds purchased	1,517	1,517	—	—
Secured borrowings	—	—	—	—
Notes payable	500	500	—	—
Accrued interest payable	540	540	—	—

	$165,463	$70,335	$95,128	$—

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 19

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK:

In the normal course of business, the bank has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying consolidated financial statements. The bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The bank uses the same credit policies in making such commitments as it does for instruments that are included in the consolidated balance sheets.

Financial instruments whose contract amounts represent credit risk were as follows:

	December 31,
	(dollars in thousands)
	2007	2006
Commitments to extend credit	$46,860	$48,263
Standby letters of credit	3,615	5,026

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

Standby letters of credit are conditional commitments issued by the bank to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The bank’s policy for obtaining collateral, and the nature of such collateral, is essentially the same as that involved in making commitments to extend credit.

NOTE 20

COMMITMENTS AND CONTINGENT LIABILITIES:

TransCommunity entered into a master agreement with a third party to provide data and item processing services to the Company and its division banks. As a result of the charter consolidation and system conversion, an amended agreement was executed in September 2007 for a term of 60 months. Unless written notice of non-renewal is provided by either party at least 180 days before expiration of any term, the agreement shall automatically renew for a period of 5 years. The current monthly expense associated with these agreements is approximately $50 thousand and is based principally on the level of accounts on record with the bank.

The Company and its bank lease banking facilities and other office space under operating leases that expire at various dates through 2014 and that contain certain renewal options. Total rent expense for office and equipment for the years ended December 31, 2007, 2006, and 2005 amounted to $491 thousand, $496 thousand, and $623 thousand, respectively.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Pursuant to the terms of non-cancelable lease agreements in effect at December 31, 2007, pertaining to premises, future minimum rent commitments under various operating leases are as follows:

(dollars in thousands)
2008	$424
2009	434
2010	402
2011	292
2012	273
Thereafter	596
$2,421

NOTE 21

OTHER OPERATING EXPENSES:

	2007	2006	2005
	(dollars in thousands)

Other Operating Expenses
Charitable contributions	$21	$14	$14
Consulting fees	557	134	170
Legal and accounting fees	788	815	917
Data processing fees	843	699	362
Directors fees	114	53	—
OCC and FDIC assessment	163	97	88
Other insurance	64	62	44
Subscriptions and membership dues	53	42	47
Training and personnel development	37	38	76
Travel, meals and entertainment	113	93	115
Other	1,035	886	1,173
Total	$3,788	$2,933	$3,006

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 22

PARENT CORPORATION ONLY FINANCIAL STATEMENTS:

TRANSCOMMUNITY FINANCIAL CORPORATION

PARENT COMPANY ONLY

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(dollars in thousands)

	2007	2006
ASSETS

Cash and due from banks	$—	$393
Federal funds sold	10	12

Total cash and cash equivalents	10	405

Property and equipment, net	—	295
Investment in subsidiaries	30,956	30,477
Due from subsidiaries	—	6
Deferred tax asset	1,970	—
Other assets	417	92

Total assets	$33,353	$31,275

LIABILITIES

Line of credit	$—	$500
Accounts payable	—	—
Accrued expenses and other liabilities	120	222

Total liabilities	120	722

Stockholders' Equity
Preferred stock (15,000,000 shares authorized $.01 par value)	—	—
Common stock (25,000,000 shares authorized $.01 par value) 4,586,741, and 4,581,741 shares issued and outstanding at December 31, 2007, and December 31, 2006, respectively	46	46
Additional paid in capital	39,926	39,809
Accumulated deficit	(6,764)	(9,262)
Accumulated other comprehensive income (loss)	25	(40)

Total stockholders' equity	33,233	30,553

Total liabilities and stockholders' equity	$33,353	$31,275

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TRANSCOMMUNITY FINANCIAL CORPORATION

PARENT COMPANY ONLY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005

Income
Interest income	$—	$429	$207
Dividends from subsidiaries	600	—	770
Bank administration fee income	—	405	312
Recovery of start-up costs from subsidiary	—	3	—
Other	—	32	—
Total income	600	869	1,289

Expenses
Salaries and employee benefits	79	1,614	1,978
Consulting fees	—	75	113
Legal and accounting fees	—	679	614
Equipment expenses	—	164	137
Rent	—	330	341
Advertising and public relations	—	88	91
Other operating expenses	145	274	363
Total expense	224	3,224	3,637

Net income (loss) before income taxes	376	(2,355)	(2,348)
Income tax (benefit) expense	(1,970)	15	—

Income (loss) before undistributed earnings (deficit) of subsidiaries	2,346	(2,370)	(2,348)

Undistributed earnings of subsidiaries - continuing operations	227	3,289	999
Undistributed deficit of subsidiaries - discontinued operations	(77)	(802)	(423)

Net Income (Loss)	$2,496	$117	$(1,772)

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

TRANSCOMMUNITY FINANCIAL CORPORATION

PARENT COMPANY ONLY

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(dollars in thousands)

	For the Years Ended December 31,
	2007	2006	2005

Operating activities:
Net income (loss)	$2,496	$117	$(1,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	100	81
Undistributed earnings of subsidiaries - continuing operations	(227)	(3,289)	(999)
Undistributed deficit of subsidiaries - discontinued operations	77	802	423
Dividends from subsidiaries	(600)	—	—
Deferred compensation expense	—	—	76
Stock Based compensation	79	31	—
Recognition of net deferred tax asset	(1,970)	—	—
Loss on disposition of property	—	9	—
Net change in:
Other assets	(325)	(31)	(23)
Accounts payable	—	(180)	97
Accrued expenses and other liabilities	(101)	212	8
Net cash used in operating activities	(571)	(2,229)	(2,109)
Investing activities:
Investment in subsidiaries	632	(10,578)	(2,000)
Decrease (increase) in due from subsidiaries	6	925	(575)
Proceeds from sales of securities available for sale	—	—	3,000
Proceeds from maturities of securities available for sale	—	—	3,000
Purchases of securities available for sale	—	—	(6,000)
Proceeds from the sale of premises and equipment	—	1	—
Payments for the purchase of premises and equipment	—	(31)	(78)
Net cash used in investing activities	638	(9,683)	(2,653)
Financing activities:
Proceeds from offering of common stock, net	—	—	17,330
Net proceeds from stock options exercised	38	—	—
Proceeds from line of credit	—	500	—
Repayment of line of credit	(500)	—	(1,450)
Common stock repurchase	—	—	(172)
Net cash provided by financing activities	(462)	500	15,708
Net (decrease) increase in cash and cash equivalents	(395)	(11,412)	10,946
Cash and cash equivalents:
Beginning of the period	405	11,817	871
End of the period	$10	$405	$11,817
Supplemental disclosures of cash flow information:
Interest paid	$—	$2	$51

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 23

DEFINED CONTRIBUTION PENSION PLAN:

TransCommunity has a defined contribution pension plan in the form of a 401(k) plan (the “401(k) Plan”) covering substantially all of its employees. Under the 401(k) Plan, employees can contribute pretax salary dollars subject to Internal Revenue Service ceilings. TransCommunity matches up to 4% of salaries contributed by their employees and additionally contributes 5% of compensation regardless of what the employee contributes. Total expenses for the 401(k) Plan for the years ended December 31, 2007, 2006, and 2005 were $337 thousand, $410 thousand, and $554 thousand, respectively.

NOTE 24

SUBSEQUENT EVENTS

On September 5, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Community Bankers Acquisition Corp. (“CBAC”). The Merger Agreement sets forth the terms and conditions of CBAC’s acquisition of the Company through the merger of the Company with and into CBAC (the “Merger”). The Bank will become a wholly-owned subsidiary of CBAC in the Merger.

Under the terms of the Merger Agreement, CBAC will issue to the shareholders of the Company, for each share of the Company’s common stock that they own, 1.4200 shares of CBAC’s common stock (the “Exchange Ratio”), subject to adjustment as described below. If the daily average closing price for CBAC’s common stock for the 20 consecutive days of trading in such stock ending five days before the closing date is less than $7.42, CBAC will increase the Exchange Ratio to the quotient obtained by dividing $10.5364 by such daily average closing price. There will be no adjustment if such daily average closing price is $7.42 or greater.

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

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by the shareholders of each of the Company and CBAC and the receipt of all required regulatory approvals. The Merger is expected to be completed in the second quarter of 2008.

In December, 2007, the Company gave its consent to a Merger Agreement between CBAC and BOE Financial Services of Virginia, Inc. (“BOE”). The merger between CBAC and BOE is expected to be completed in the second quarter of 2008.

In connection with the proposed mergers, CBAC has filed with the SEC a registration statement on Form S-4 to register the shares of CBAC common stock to be issued to the shareholders of the Company as well as a registration statement on Form S-4 to register the shares of CBAC common stock to be issued to the shareholders of BOE.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 25

CORRECTION OF AN ERROR

On August 11, 2006, the Company concluded that the previously issued financial statements contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 should not be relied upon because of errors in those statements. The Company discovered that it had incorrectly accounted for loans subject to certain loan participation agreements entered into with third-party financial institutions since the second quarter of 2004. During the second quarter of 2004, the Company implemented an automated loan documentation system which contained the option to include certain language that provided for termination of the participation agreement. This right to repurchase the participated balance allowed the Company to retain a level of control over the loans sold to third parties. This termination clause allowed the originating institution to repurchase the loans sold to third parties and thus the loan transfers did not qualify for sale accounting treatment under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of SFAS No. 125. The Company had previously not reflected the participated balances of loans subject to these agreements on its balance sheet as required by SFAS No. 140.

On January 22, 2007, the Company filed an amended Annual Report on Form 10-KSB/A for the year ended December 31, 2005.

A summary of the restatements of the accompanying financial statements is as follows:

	As Previously Reported	Correction	As Amended
	(Dollars in thousands)
For the year ended December 31, 2005:
Loans	$122,415	$12,515	$134,930
Secured borrowings	—	12,515	12,515

Interest on loans, including fees	$9,133	$550	$9,683
Interest on secured borrowings	—	550	550

For the year ended December 31, 2004:
Interest on loans, including fees	$6,257	$112	$6,369
Interest on secured borrowings	—	112	112

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 26

LITIGATION:

In the ordinary course of operations, TransCommunity and its subsidiaries may be parties to various legal proceedings. The following matters involve pending or potential claims:

Minter Lawsuit. On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia. The suit arose out of the Bank of Powhatan’s purchase of Main Street Mortgage & Investment Corporation (“Main Street Mortgage”) in early 2001. Main Street Mortgage, a mortgage brokerage company, had operated as a wholly owned subsidiary of Bank of Powhatan and was closed on November 29, 2006. Mr. Minter alleged that in late 2000 Mr. Wiley withheld information concerning the value of Main Street Mortgage from the Bank of Powhatan’s board of directors and that the Bank of Powhatan would not have acquired Main Street Mortgage if the valuation had been provided to the Bank of Powhatan’s board. Mr. Minter’s suit claimed that the Company aided and abetted and conspired with Mr. Wiley in his misrepresentation of Main Street Mortgage’s value. Mr. Minter’s suit also alleged that the December 2005 separation agreement between the Company and Mr. Wiley improperly released claims the Company had against Mr. Wiley arising out of Mr. Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank of Powhatan’s board in late 2000. Mr. Minter sought unspecified rescissionary and compensatory damages, unspecified treble damages and punitive damages of $350,000 against each defendant, jointly and severally and with interest. Mr. Minter also sought to recover his attorneys’ fees.

The Company moved for a dismissal of the lawsuit, brought claims against Mr. Minter for breach of fiduciary duty related to his use of confidential company information for personal gain and removed him from the board of the Bank of Powhatan. In response to the Company’s motion to dismiss the lawsuit, on August 8, 2007, the court dismissed the two counts that Mr. Minter had asserted against the Company. The court, however, permitted Mr. Minter to replead the count in which Mr. Minter alleged that the Company aided and abetted Mr. Wiley in his allegedly fraudulent conduct. Mr. Minter amended his complaint, with the only claim against the Company based on the Company’s alleged derivative liability for Mr. Wiley’s conduct. The Company again moved for a dismissal of Mr. Minter’s claim, and, on December 7, 2007, the court dismissed Mr. Minter’s lone remaining claim against the Company and all of Mr. Minter’s claims against Mr. Wiley with prejudice. The Company’s counterclaim against Mr. Minter for breach of fiduciary duty remains pending.

On December 19, 2007, Mr. Minter filed a new action in the Circuit Court of the County of Powhatan in Virginia, purportedly on behalf of the Company, alleging breach of fiduciary duty and civil conspiracy against defendants Troy A. Peery, Jr., Robin T. Williams, John J. Sponski, John C. Watkins and Bruce B. Nolte, all of whom are current or former directors of the Company. The lawsuit arises out of the same set of facts as the case dismissed by the court in December, 2007, and seeks damages of $3.35 million. Mr. Minter has not yet requested service of the lawsuit’s papers, and may have filed the lawsuit in an attempt to protect the statute of limitations. The Company has put its directors and officers insurance carrier on notice and is evaluating the allegations and claims. Based on the facts presently known, the Company believes it has limited liability exposure arising from this lawsuit.

TRANSCOMMUNITY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

NOTE 27

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

A summary of unaudited selected quarterly financial data for the two years ended December 31, 2007 and 2006 is presented below.

	For the Quarters Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(dollars in thousands)
Summary results of operations data:
Interest income	$3,912	$4,222	$4,515	$4,494
Interest expense	1,451	1,565	1,750	1,910
Net interest income	2,461	2,657	2,765	2,584
Provision for loan losses	446	66	622	552
Net interest income after provision for loan losses	2,015	2,591	2,143	2,032
Noninterest income	280	283	269	278
Noninterest expense	2,918	2,780	2,573	2,372
Income tax benefit	—	—	—	3,325

Net (loss) income - continuing operations	(623)	94	(161)	3,263
Net loss - discontinued operations	(77)	—	—	—

Net (loss) income	(700)	94	(161)	3,263

(Loss) earnings per share	$(0.15)	$0.02	$(0.04)	$0.71

	For the Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(dollars in thousands)

Summary results of operations data:
Interest income	$3,225	$3,436	$3,778	$3,868
Interest expense	1,096	1,107	1,353	1,402
Net interest income	2,129	2,329	2,425	2,466
Provision for loan losses	52	92	167	182
Net interest income after provision for loan losses	2,077	2,237	2,258	2,284
Noninterest income	238	299	232	242
Noninterest expense	2,280	2,172	2,233	2,248
Income - continuing operations	35	364	257	278
Income tax expense	—	—	—	15
Net income - continuing operations	35	364	257	263
Net loss - discontinued operations	(158)	(334)	(159)	(151)
Net (loss) income	(123)	30	98	112
(Loss) earnings per share	$(0.03)	$0.01	$0.02	$0.03

The table shown above presents the effects of discontinued operations of Main Street reported on Form 10-Q in 2006. Discussion on the deferred tax asset recognized in the fourth quarter of 2007 can be found in Note 2.