Form 10-Q
period 2008-03-31
TRANSCOMMUNITY FINANCIAL CORP
filed 2008-05-15
CIK 1140249

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

TRANSCOMMUNITY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

———————

Virginia	000-33355	54-2032355
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

4235 Innslake Drive, Glen Allen, Virginia 23060

(Address of Principal Executive Office) (Zip Code)

(804) 934-9999

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer		Accelerated filer
Non-accelerated filer	X	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			Yes	X	No

The number of shares outstanding of the registrant’s common stock at the close of business on May 9, 2008 was 4,609,116 shares of common stock, $.01 par value.

PART I  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2008 AND DECEMBER 31, 2007

(dollars in thousands)

	March 31, 2008	December 31, 2007
	Unaudited
Assets
Cash and due from banks	$3,729	$2,204
Federal funds sold	671	2,107
Total cash and cash equivalents	4,400	4,311
Securities available for sale, at fair value	12,178	10,243
Securities held to maturity, fair value of $6,393 at December 31, 2007	-	6,400
Loans	223,727	205,480
Allowance for loan losses	(3,673)	(3,036)
Total loans, net	220,054	202,444
Premises and equipment, net	8,234	8,205
Other investments	938	938
Deferred tax asset	3,512	3,312
Other Real Estate	180	180
Other assets	2,229	2,238
Total assets	$251,725	$238,271
Liabilities
Deposits:
Demand:
Noninterest bearing	$26,711	$20,390
Interest bearing	36,965	41,768
Savings	10,069	10,174
Time	144,037	131,266
Total deposits	217,782	203,598
Accrued interest payable	750	682
Accrued expenses and other liabilities	332	758
Total liabilities	$218,864	$205,038
Stockholders' Equity
Preferred stock (15,000,000 shares authorized $.01 par value)	$-	$-
Common stock (25,000,000 shares authorized $.01 par value)
4,609,116 and 4,586,741 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	46	46
Additional paid in capital	39,947	39,926
Accumulated deficit	(7,243)	(6,764)
Accumulated other comprehensive income (loss)	111	25
Total stockholders' equity	$32,861	$33,233
Total liabilities and stockholders' equity	$251,725	$238,271

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(dollars and shares in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007
Interest and dividend income
Interest on loans, including fees	$4,138	$3,512
Interest on federal funds sold	25	200
Interest on debt securities-taxable	130	195
Dividends on equity securities	3	5
Total interest and dividend income	4,296	3,912

Interest expense
Interest on deposits	1,963	1,431
Interest on other borrowed funds		20
Total interest expense	1,963	1,451

Net interest income	2,333	2,461

Provision for loan losses	862	446

Net interest income after provision for loan losses	1,471	2,015

Noninterest income
Bank service charges and fees	263	280
Total noninterest income	263	280

Noninterest expense
Salaries and employee benefits	1,401	1,316
Occupancy expenses	191	173
Equipment expenses	169	184
Other operating expenses	696	1,245

Total noninterest expense	2,457	2,918

(Loss) income from continuing operations before income taxes	(723)	(623)
Income tax (expense) benefit	244	-

Net (loss) income from continuing operations	(479)	(623)
Net loss from discontinued operations	-	(77)

Net (loss) income	$(479)	$(700)

Net (loss) income per share from continuing operations (basic and diluted)	$(0.10)	$(0.14)

Net (loss) income per share (basic and diluted)	$(0.10)	$(0.15)

Weighted average number of shares outstanding	4,587,478	4,586,741

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

(dollars and shares in thousands)

	Shares of Common Stock	Common Stock Subscriptions	Common Stock	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance,
December 31, 2007	4,587	$-	$46	$39,926	$(6,764)	$25	$33,233

Net loss	-	-	-	-	(479)	-	(479)
Unrealized gain on securities available
for sale, net of taxes of $44	-	-	-	-	-	86	86
Total comprehensive loss							(393)
Common Stock issued	22	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	21	-	-	21
Balance,
March 31, 2008	4,609	$-	$46	$39,947	$(7,243)	$111	$32,861

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in Thousands)

(unaudited)

	For the three months ended
	March 31, 2008	March 31, 2007
Operating activities:
Net loss from continuing operations	$(479)	$(623)
Net loss from discontinued operations	-	(77)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for loan losses	862	446
Amortization of security premiums and accretion of discounts, net	(5)	(1)
Depreciation	147	139
Stock-based compensation expense	22	11
(Increase) decrease in other assets	(4)	31
Increase in interest payable	69	22
Change of net deferred tax asset	(231)	-
Increase (decrease) in accrued expenses and other liabilities	(427)	54

Net cash provided by (used in) operating activities	(46)	2

Investing activities:
Purchase of securities held to maturity	-	(1,000)
Purchase of securities available for sale	(7,200)	(15,522)
Proceeds from maturities of securities held to maturity	6,400	15,025
Proceeds from maturities of securities available for sale	5,400	7,716
Net increase in loans	(18,473)	(11,549)
Purchase of premises and equipment, net	(176)	(625)

Net cash used in investing activities	(14,049)	(5,955)

Financing activities:
Net change in federal funds purchased	-	(498)
Net proceeds from stock options exercised	-	38
Net increase (decrease) in other borrowings	-	(500)
Net increase (decrease) in noninterest bearing and interest bearing demand deposits	1,517	(501)
Net increase (decrease) in savings deposits	(104)	674
Net increase (decrease) in time deposits	12,771	6,720

Net cash provided by financing activities	14,184	5,933

Net (decrease) increase in cash and cash equivalents	89	(20)

Cash and cash equivalents:
Beginning of the period	4,311	5,091

End of the period	$4,400	$5,071
Supplemental disclosures of cash flow information:
Interest paid	$1,895	$1,429

See accompanying notes to unaudited consolidated financial statements.

TRANSCOMMUNITY FINANCIAL CORPORATION NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1

Principles of Consolidation and Basis of Presentation:

The accompanying unaudited consolidated financial statements include the accounts of TransCommunity Financial Corporation (“TransCommunity” or the “Company”) and its bank subsidiary, TransCommunity Bank, N. A. (“Bank”).

The consolidated financial statements of TransCommunity conform to accounting principles generally accepted in the United States of America, to general industry practices, and the instructions for Form 10-Q and Regulation S-X. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2008, and the results of operations for the three-month periods ended March 31, 2008 and 2007. The Consolidated Statement of Financial Condition at December 31, 2007 was derived from audited financial data. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities in the financial statements, and the disclosure of revenue and expense during the reporting periods. The assumptions are based on information available as of the date of the financial statements and could differ from actual results. The results for the interim periods are not necessarily indicative of annual performance. The notes included herein should be read in conjunction with the notes to consolidated financial statements included in the audited December 31, 2007 financial statements for TransCommunity, which statements were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “Commission”).

NOTE 2

Effects of Certain Accounting Pronouncements:

In September 2006, the FASB released SFAS No. 157, Fair Value Measurement, which provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard also responds to investors' requests for more information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for financial statements issued for financial years beginning after November 15, 2007. However, in February 2008, the FASB decided to defer the effective date for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value on a non-recurring basis. The provisions of the Statement will generally be applied on a prospective basis as of the effective date. For certain securities and financial instruments, the provisions are to be applied retrospectively as a cumulative effect adjustment to the opening balance of retained earnings. The Company does not have any instruments for which retrospective application is required. The Company does not expect implementation of any changes required by SFAS 157 will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This Statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Early adoption was permitted as of the beginning of the fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157 Fair Value Measurement. The Company adopted SFAS 159 effective January 1, 2008, and has elected not to measure any of its current eligible financial assets or liabilities at fair value upon adoption, but may elect to do so with future eligible financial assets or liabilities.

In December 2007, the FASB issued SFAS 141(R), Business Combinations, which is a revision of SFAS 141, Business Combinations. SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination: recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and discloses information to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively. The Company is evaluating the potential result SFAS 141(R) will have on its consolidated financial statements.

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

NOTE 3

Investment Securities:

The carrying values, unrealized gains, unrealized losses and approximate fair values of investment securities at March 31, 2008 and December 31, 2007 are shown in the table below. As of March 31, 2008, 7 U.S. Agency Securities with a carrying value of $9.5 million were pledged as collateral for public deposits.

Securities Available for Sale
March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Gov't-sponsored enterprises-notes*	$12,010	$168	$-	$12,178

Total Securities Available for Sale	$12,010	$168	$-	$12,178

Securities Available for Sale
December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Gov't-sponsored enterprises-discount notes*	$3,399	$-	$(3)	$3,396
Gov't-sponsored enterprises-notes*	6,806	48	(7)	6,847

Total Securities Available for Sale	$10,205	$48	$(10)	$10,243

Securities Held to Maturity
December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(dollars in thousands)
Gov't-sponsored enterprises-notes*	$6,400	$-	$(7)	$6,393

Total Securities Held to Maturity	$6,400	$-	$(7)	$6,393

* Issued by the Federal Home Loan Bank (FHLB)

As of March 31, 2008, there were no securities classified as held to maturity. On the same date, there were no investments in an unrealized loss position that are considered temporarily impaired.

On December 31, 2007, investments in an unrealized loss position that are considered temporarily impaired were segregated between investments sustaining unrealized losses for periods less than twelve months and twelve months or greater, and are displayed in the following tables:

Securities Available for Sale
(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't-sponsored enterprises-notes*	$798	$(7)	$-	$-	$798	$(7)
Gov't-sponsored enterprises-discount notes*	3,396	(3)	-	-	3,396	(3)
Total	$4,194	$(10)	$-	$-	$4,194	$(10)

Securities Held to Maturity
(Dollars in thousands)	Less than 12 months		12 months or more		Total
December 31, 2007	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of securities:
Gov't-sponsored enterprises-notes*	$2,893	$(7)	$-	$-	$2,893	$(7)

Total	$2,893	$(7)	$-	$-	$2,893	$(7)

*Issued by the Federal Home Loan Bank (FHLB)

There were no aggregate unrealized losses at March 31, 2008. At December 31, 2007, the gross unrealized losses totaled $17 thousand. The unrealized loss on December 31, 2007 was the aggregate of eight U.S. Agency notes, none of which had a continuous loss period of more than 12 months. The unrealized loss position was primarily related to interest rate movements as there is minimal credit risk exposure in these investments. All securities are investment grade or better.

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of TransCommunity to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

NOTE 4

Fair Value:

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale, trading securities and derivatives, if present, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available-for-Sale

Investment securities available-for-sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brothers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At March 31, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the foreclosed asset as a nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the foreclosed asset as nonrecurring Level 3.

Assets and Liabilities recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis.

(in thousands)
March 31, 2008	Total	Level 1	Level 2	Level 3
Investment securities available-for-sale	$12,178	$-	$12,178	$-
Total assets at fair value	$12,178	$-	$12,178	$-

Total liabilities at fair value	$-	$-	$-	$-

The Company had no Level 3 assets measured at fair value on a recurring basis at March 31, 2008.

Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

Assets and Liabilities recorded at Fair Value on a Nonrecurring Basis

(in thousands)
March 31, 2008	Total	Level 1	Level 2	Level 3
Loans	$5,746	$-	$5,062	$684
Foreclosed assets	$180	$-	$-	$180
Total assets at fair value	$5,926	$-	$5,062	$864

Total liabilities at fair value	$-	$-	$-	$-

NOTE 5

Stock Based Compensation:

2001 Stock Option Plan

A stock option plan was adopted by the Board of Directors of the Bank of Powhatan on May 8, 2001 (the “2001 Plan”). This 2001 Plan was adopted by TransCommunity effective August 15, 2001 in connection with the reorganization in which the Bank of Powhatan became a subsidiary of TransCommunity. The purpose of the 2001 Plan was to reward employees and directors for services rendered and to foster the success of TransCommunity and its subsidiary by providing incentives to employees and directors that will promote the alignment of their personal financial interest with the long-term financial success of TransCommunity and its subsidiaries and with growth in shareholder value. The 2001 Plan provided that options for up to 330,000 shares of TransCommunity common stock may be issued. Under the 2001 Plan, annual grants of stock options were limited to 10,000 shares for each employee and 7,500 shares for each director. The exercise price may not be less than 100% of the fair market value of the shares on the grant date. Unless the Compensation Committee of TransCommunity’s Board of Directors determines otherwise, one-third of a grant becomes vested and exercisable on each of the first three anniversaries of the initial grant date. Each grant becomes fully vested and exercisable in the event of a change in control of TransCommunity. All options are subject to exercise or forfeiture if TransCommunity’s capital falls below its minimum requirements, as determined by its primary regulator, and TransCommunity’s primary regulator so directs. At March 31, 2008, options to acquire 236,550 shares were outstanding, of which 207,830 were exercisable at that date.

Effective January 1, 2006, TransCommunity adopted SFAS No. 123R, “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123R requires companies to calculate compensation expense arising from stock-based compensation based on the respective fair values of awards at grant date.

A summary of the options granted is shown in the following table:

	Three months ended March 31,
	2008	2007
Outstanding at January 1	275,175	246,725
Granted	-	55,000
Exercised	-	(5,000)
Lapsed	(38,625)	-

Options outstanding at March 31	236,550	296,725
Options exercisable at March 31	207,830	241,358
Weighted average exercise price	$9.86	$9.71
Weighted average remaining contracted life at March 31	58 months	68 months

There were no options granted under the 2001 Plan during the three months ended March 31, 2008.

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

Assumptions used for the periods covered herein are outlined in the following table:

	Three months ended
	March 31, 2008	March 31, 2007
Expected volatility	N/A	20%
Expected dividend	N/A	0
Expected term (years)	N/A	10
Risk free rate	N/A	4.65%

Previously, expected volatilities were based on volatility trends of similar entities in the region, as defined by the SNL Mid-Atlantic Bank Index. Expected dividends reflect the experience of TransCommunity’s common stock. Expected terms represent the period of time that options granted are expected to be outstanding. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the appropriate life of each option.

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

The 2007 Plan also provides that no award may be granted more than 10 years after the earlier of the date that it is approved by TransCommunity’s shareholders or the date it is adopted by the Company’s Board of Directors, which was February 28, 2007.

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

During the three months ended March 31, 2008, the Company recorded expenses of $22 thousand related to stock based compensation.

NOTE 6

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

NOTE 7

Capital:

TransCommunity’s consolidated regulatory capital levels are displayed in the following table:

	March 31, 2008	December 31, 2007
	(in thousands)
Tier 1 Leverage Capital Ratio
Amount	$32,737	$29,896
Actual Ratio	13.36%	13.61%
Minimum Capital Requirement	4.00%	4.00%

Tier 1 Risk-Based Capital Ratio
Amount	$32,737	$29,896
Actual Ratio	13.64%	13.95%
Minimum Capital Requirement	4.00%	4.00%

Total Risk-Based Capital Ratio
Amount	$35,736	$32,574
Actual Ratio	14.89%	15.20%
Minimum Capital Requirement	8.00%	8.00%

NOTE 8

Litigation:

In the ordinary course of operations, TransCommunity and its subsidiary may be parties to various legal proceedings. The following matters involve pending or potential claims:

Minter Lawsuit. On November 2, 2006, James L. Minter filed a lawsuit against the Company and William C. Wiley, the former Chief Executive Officer and Chairman of the Board of Directors of the Company, in the Circuit Court of the County of Powhatan in Virginia. The suit arose out of the Bank of Powhatan’s purchase of Main Street Mortgage & Investment Corporation (“Main Street Mortgage”) in early 2001. Main Street Mortgage, a mortgage brokerage company, had operated as a wholly-owned subsidiary of Bank of Powhatan and was closed on November 29, 2006. Mr. Minter alleged that in late 2000, Mr. Wiley withheld information concerning the value of Main Street Mortgage from the Bank of Powhatan’s board of directors and that the Bank of Powhatan would not have acquired Main Street Mortgage if the valuation had been provided to the Bank of Powhatan’s board. Mr. Minter’s suit claimed that the Company aided and abetted and conspired with Mr. Wiley in his misrepresentation of Main Street Mortgage’s value. Mr. Minter’s suit also alleged that the December 2005 separation agreement between the Company and Mr. Wiley improperly released claims the Company had against Mr. Wiley arising out of Mr. Wiley’s alleged concealment of the Main Street Mortgage valuation from the Bank of Powhatan’s board in late 2000. Mr. Minter sought unspecified rescissionary and compensatory damages, unspecified treble damages and punitive damages of $350,000 against each defendant, jointly and severally and with interest. Mr. Minter also sought to recover his attorney's fees.

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

On December 19, 2007, Mr. Minter filed a new action in the Circuit Court of the County of Powhatan in Virginia, purportedly on behalf of the Company, alleging breach of fiduciary duty and civil conspiracy against defendants Troy A. Peery, Jr., Robin T. Williams, John J. Sponski, John C. Watkins and Bruce B. Nolte, all of whom are current or former directors of the Company. The lawsuit arises out of the same set of facts as the case dismissed by the court in December 2007, and seeks damages of $3.35 million. Mr. Minter has not yet requested service of the lawsuit’s papers, and may have filed the lawsuit in an attempt to protect the statute of limitations. The Company has put its directors and officers insurance carrier on notice and is evaluating the allegations and claims. Based on the facts presently known, the Company believes it has limited liability exposure arising from this lawsuit.

Although the lawsuit was not served, the Company specially appeared and filed a Special Plea (the “Special Plea”) requesting dismissal of the lawsuit on the following grounds: (1) Mr. Minter lacks standing to pursue a derivative claim because he failed to make a written demand for the Company to take suitable action against the named defendants; (2) Mr. Minter does not fairly and adequately represent the best interests of the Company and therefore lacks standing to pursue a derivative claim; and, (3) Mr. Minter failed to plead sufficient facts relating to the Company’s investigation of his claims. The Company has requested a hearing on the Special Plea.

NOTE 9

Subsequent Events:

In September, 2007, the Company’s Board voted unanimously to merge with Community Bankers Acquisition Corp. (CBAC), and in December, 2007, the Board unanimously voted to give its consent to a subsequent merger between CBAC and the holding company for Bank of Essex (BOE).

CBAC has received the regulatory approvals necessary to acquire the Company, however consummation of the merger is subject to a number of customary conditions, including the approval of the merger by CBAC’s stockholders. On April 25, 2008, both CBAC and BOE held shareholder meetings to consider these mergers. Both companies adjourned their shareholder meetings and announced that they would reconvene their shareholder meetings on May 20, 2008 and May 21, 2008, respectively.

On April 28, 2008, the Company held a special meeting of its shareholders.  At this meeting, the shareholders voted by a strong margin for the merger with CBAC. The Company also has declared a one-time special dividend of $0.25 per share to shareholders of record as of May 8, 2008, in the event that the merger with CBAC is consummated.  This dividend is to be paid immediately prior to the effective time of the merger with CBAC and after all conditions to the closing are satisfied.

The mergers contemplated by these transactions will provide the consolidated entity with new growth opportunities as well as additional capital, and will enable management to consider external expansion on an accelerated basis.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis and the related financial data present a review of TransCommunity’s consolidated operating results for the three-month period ended March 31, 2008 and 2007 and consolidated financial condition at March 31, 2008 and December 31, 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto contained in TransCommunity’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Commission on March 31, 2008, and the consolidated financial statements and notes in this Form 10-Q.

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

Significant Accounting Policies

TransCommunity’s financial position and results of operations are impacted by management’s application of accounting policies involving judgments made to arrive at the carrying value of certain assets. In implementing its policies, management must make estimates and assumptions about the effect of matters that are inherently less than certain. Actual results could differ significantly from these estimates which could materially affect the amounts of TransCommunity’s assets, liabilities, income and expenses. Critical accounting policies applied by TransCommunity include those that relate to the allowance for loan losses. For a more detailed discussion on these critical accounting policies, see “Significant Accounting Policies” on page F-8 of TransCommunity’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

•

Increasing loan originations

•

Increasing total and core deposit balances

•

Preserving TransCommunity’s history of solid net interest margins

•

Maintaining prudent credit standards and manageable levels of non-performing assets

•

Maintaining an appropriate loan loss reserve

•

Monitoring interest rate risk

•

Controlling overhead expenses

•

Ensuring adequate funding for ongoing growth

Key indicators of TransCommunity’s performance for the three-months ended March 31, 2008 as compared to the same period in 2007 include the following:

•

Net losses of $479 thousand, an improvement of $221 thousand

•

Interest income grew $384 thousand, or 9.8%

•

Net interest income decreased by $128 thousand, or 5.2%

•

Asset growth of $47.7 million, or 23.4%

•

Yield on assets decreased 91 basis points to 7.47%

•

Net interest margin decreased 121 basis points to 4.06%

•

Noninterest expenses decreased $461 thousand, or 15.8%

•

Provisions for loan losses increased $416 thousand, or 93%

Results of Operations

The Company reported a net loss of $479 thousand for the first quarter ended March 31, 2008. In 2007, net losses for the same period were $700 thousand, including losses from discontinued operations of $77 thousand. The net loss per share, both basic and diluted, was $0.10, compared to net losses per share of $0.15 for the same period in 2007. On a pretax basis, the company reported a loss from continuing operations of $723 thousand for the three months ended March 31, 2008, a decline of $100 thousand in comparison with the same period one year ago.

The loss experienced during the first quarter results from the compression of our net interest margin coupled with increased provisions for loan losses. For the three months ended March 31, 2008, the net interest margin of 4.06% declined 121 basis points in comparison with the same period one year prior. The provision for loan losses of $862 thousand during the quarter increased $461 thousand from the same period in 2007. This increase is due to a combination of the provisions required to support our strong loan growth, plus downgraded loans and seasoning of our loan portfolio.

Partially offsetting these negative factors was a significant reduction in overhead. For the three-month period ended March 31, 2008, noninterest expenses declined $416 thousand dollars, as costs associated with professional and consulting fees were substantially reduced.

Net Interest Income

For the three months ended March 31, 2008, net interest income totaled $2.3 million, a $128 thousand, or 5.2%, decrease from the Company’s performance for the same period during 2007. As of March 31, 2008, average earning assets of $230.7 million were up 21.8% compared to March 31, 2007.

The net interest margin is the net interest income expressed as a percentage of average earning assets. For the three-month period ended March 31, 2008, the net interest margin decreased 121 basis points from the same period in 2007, from 5.27% to 4.06% . The decrease in net interest margin is attributable to a decrease on yields of earning assets of 91 basis points to 7.47%, while the cost of interest bearing deposits increased 18 basis points from 3.97% to 4.15% .

Net interest income and net interest margin are influenced by the maturing and repricing of the Company’s interest-sensitive assets and liabilities. As of March 31, 2008, we have approximately $139 million of loans subject to maturity or repricing within twelve months. For the same time interval, there are approximately $67 million in deposits scheduled to reprice or mature. Since the Company is asset sensitive in the short-term time intervals, its net interest income and net interest margin are adversely affected in a falling rate environment. See the Interest Sensitivity Analysis on page 21 for further details.

As a result of continued loan growth, loan income of $4.1 million increased approximately 17.8% during the quarter ended March 31, 2008, from $3.5 million during the same period in 2007.

Average loans outstanding during the first quarter of 2008 were $214.5 million, an increase of $58.2 million, or 37.3% over the same period during 2007. However, the yield on average loans for the first quarter of 2008 experienced a 15.1% decrease to 7.74%, compared to a yield of 9.12% for the same period during 2007.

During the first quarter of 2008, the Federal Reserve continued aggressively to reduce its target rate on Federal funds. The Federal funds rate is the interest rate banks charge one another for overnight borrowings. Starting in September 2007, the Federal Reserve reduced interest rates by a total of 300 basis points, with the bulk of these decreases occurring during the first quarter of 2008. The level and extent of these interest rate cuts in such a short timeframe has not been witnessed in more than a generation. As a result of these interest rate cuts, our net interest income and net interest margin have been reduced.

The following table details the net interest income calculations for the three-month periods ended March 31, 2008 and 2007.

TRANSCOMMUNITY FINANCIAL CORPORATION
NET INTEREST MARGIN ANALYSIS
AVERAGE BALANCE SHEETS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(in thousand dollars)

		2008			2007
	Average	Interest	Average	Average	Interest	Average
	Balance	Income/	Rates	Balance	Income/	Rates
	Sheet	Expense	Earned/Paid	Sheet	Expense	Earned/Paid

ASSETS:

Loans, including fees	$214,464	$4,138	7.74%	$156,225	$3,512	9.12%
Federal funds sold	3,221	25	3.11	15,548	200	5.22
Investments	13,044	133	4.09	17,606	200	4.61

Total Earning Assets	230,729	4,296	7.47	189,379	3,912	8.38

Allowance for loan losses	(3,147)			(2,039)
Non-earning assets	17,477			12,070

Total Assets	$245,059			$199,410

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand -
Interest bearing	$40,876	$215	2.11%	$35,515	$167	1.91%
Savings	9,988	36	1.45	9,826	38	1.57
Time deposits	138,567	1,711	4.95	100,978	1,226	4.92

Total deposits	189,431	1,962	4.15	146,319	1,431	3.97

Other borrowed
Funds	35	-	-	1,069	20	7.59

Total interest-bearing
Liabilities	189,466	1,962	4.15	147,388	1,451	3.99

Non-interest bearing
Deposits	21,204			20,536
Other liabilities	1,063			767
Total liabilities	211,733			168,691

Stockholders' equity	33,326			30,719

Total liabilities and
stockholders' equity	$245,059			$199,410

Net interest earnings		$2,334			$2,461

Interest spread			3.32%			4.39%

Net interest margin			4.06%			5.27%

Provision for Loan Losses

During the three-month period ended March 31, 2008, the provision for loan losses was $862 thousand, an increase of $416 thousand over the same period in 2007. Provisions for the first quarter of 2008 were higher than in the previous period due to brisk loan growth, downgraded credits and seasoning of the loan portfolio.

At March 31, 2008, nonperforming assets totaled $1.5 million, versus $507 thousand at March 31, 2007.  During 2007, in conjunction with the consolidation of our bank charters, the Company hired its first Chief Credit Officer, and established a centralized credit administration function. An impact of this improved oversight was a sharp increase in nonperforming assets, which rose to $2.0 million at year end 2007. Since that date, nonperforming assets have been declining.

Net charge-offs for the three months ended March 31, 2008, amounted to $225 thousand, versus $538 thousand for the same period one year prior, as the higher than normal charge-offs related to discontinued operations during 2007 were not repeated in 2008. Management believes the overall credit quality of the portfolio is sound based on the risk inherent in the loan portfolio.

The allowance for loan losses is evaluated continually by management and is based on management’s review of the probability of collection, industry historical experience, the nature and volume of the loan portfolio, credit concentrations, adverse conditions that may affect a borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. An adequate allowance relative to the quality of the loan portfolio sufficient to meet anticipated future loan losses is calculated using appropriate risk factors depending on the type of borrower and whether the loan is secured or unsecured. Loans that are classified adversely are assigned a loss reserve based on their risk rating and liquidation analysis based on present value of estimated cash flow and/or collateral. Unclassified loans are assigned a collective pool loan loss percentage based on historical peer group data in the absence of internal company loss history. As the Company’s loan portfolio continues to season, the factors will be adjusted to reflect actual loss experience. The allowance for loan loss is subjective in the absence of actual, material loss data and, as such, requires estimates that are susceptible to periodic revision as conditions change.

Noninterest Income

Noninterest income totaled $263 thousand for the three months ended March 31, 2008, a decrease of 6.1% from $280 thousand for the same period in 2007. During the first quarter of 2008, bank service charges and other fees increased $20 thousand, or 16%, when compared to the same period in 2007; however fees associated with nonsufficient funds (NSF) and returned item charges declined $34 thousand in comparison with the similar period in 2007 due to stronger oversight of deposit accounts experiencing NSFs.

Noninterest Expense

Noninterest expense for the three-month period ended March 31, 2008 decreased $461 thousand, or 16%, as compared with the same period in 2007. Personnel costs, which represent 57% of total noninterest expense, were up $85 thousand or 6.5% when compared to the same period in 2007 as a result of normal compensation increases plus the addition of a Chief Credit Officer and several additional lending officers. The overall decrease in noninterest expenses was attributable to reductions in other operating expenses, particularly professional fees paid to the Company’s predecessor accountants and the consulting firm that assisted with the consolidation of the Company’s bank charters. First quarter 2008 accounting and consulting fees were reduced by $257 thousand and $221 thousand, respectively over the same period in 2007. In addition, the contract with our core processor which we renegotiated during the 4th quarter 2007 produced cost savings of $77 in spite of growing transaction volumes.

Financial Condition

At March 31, 2008, TransCommunity had total assets of $251.5 million, up 5.5% from $238.3 million at December 31, 2007. At March 31, 2008, loans totaled $223.7 million, an increase of $18.2 million since December 31, 2007.

Loans totaled $223.7 million and $162.4 million at March 31, 2008 and 2007, respectively, representing growth of $61.3 million, or 37.7%.  Despite increased competition, the Company continues to experience strong loan demand in each of its banking markets. In this environment, we are focused on maintaining pricing discipline, asset quality, and adhering to conservative underwriting standards.

During the first three months of 2008, the Company’s average cost of interest-bearing deposits increased to 4.15%, up from 3.97% during the first three months of 2007, as a large share of our deposit growth during the quarter was generated in relatively higher cost certificates of deposit. Average interest-bearing deposits during the first three months of 2008 increased $43.1 million to $189.4 million, from $146.3 million during the same period in 2007.

Total deposits at March 31, 2008 were $217.8 million, an increase of $14.2 million, or 7% from $203.6 million at year-end, 2007. Noninterest-bearing deposits increased $6.3 million, or 31% from the amount at December 31, 2007, however this growth in noninterest-bearing deposits represented a temporary increase due to large-dollar, quarter-end funds transfers for several customers. Management views all deposit types as a key source for funding loan growth.

At March 31, 2008, the Company’s capital position remains strong with an average equity-to-average assets ratio of 13.60%, a leverage ratio of 13.36%, a Tier 1 risk-based capital ratio of 13.64% and a total risk-based capital ratio of 14.89% . At March 31, 2008, the book value of the Company’s common stock was $7.13 per share.

Income Taxes

For the three months ended March 31, 2008, there was an income tax benefit recorded for $244 thousand. The Company expects to owe income taxes in the future, including those as determined by the alternate minimum tax (AMT) system. There was a tax deferred asset recorded initially at the end of 2007. With the inclusion of the first quarter income tax benefit, the deferred tax asset recorded as of March 31, 2008 was $3.5 million.

Loans

Total loans increased $18.2 million during the first three months of 2008 to $223.7 million.

	March 31,	December 31,
(dollars in thousands)	2008	2007
Real estate:
Construction	$89,419	$41,201
Residential	33,892	38,849
Commercial	45,460	65,587
Commercial, industrial and agricultural	40,392	49,387
Consumer and installment	14,564	10,413
All other	--	43

Total Loans	$223,727	$205,480

The increase in commercial real estate construction loans during the quarter, as well as the overall mix of the loan portfolio resulted from the additional loan production of several experienced loan officers added during the third quarter of 2007, as well as full review of the purpose and collateral codes in the loan portfolio conducted by the Company’s Chief Credit Officer which was completed in January 2008.

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

	March 31, 2008		December 31, 2007
	Allowance	Percent	Allowance	Percent
Real estate:
Construction	$1,468	40%	$607	20%
Residential	556	15%	577	19%
Commercial	746	20%	941	31%
Commercial, industrial and agricultural	663	18%	729	24%
Consumer and installment	240	7%	152	5%
All other	-	0%	30	1%
Total loans	$3,673	100%	$3,036	100%

At March 31, 2008, the allowance for loan losses as a percentage of loans was 1.64%, a substantial increase from 1.36% one year ago. Since the consolidation of our bank charters in July 2007, this proportionate increase with the allowance provides added protection for any impairments or losses anticipated within the loan portfolio. Over recent quarters, management has made a clear effort to increase its reserves for loan losses in order to account for loan growth and portfolio seasoning.

Nonaccrual, Past Due and Restructured Loans

At March 31, 2008, TransCommunity had $1.3 million in loans classified as non-accrual or past due more than 90 days. At December 31, 2007, TransCommunity had $2.0 million in loans classified as non-accrual, and no loans were past due more than 90 days. Loans are placed in a non-accrual status when, in the opinion of management, the accrued interest income will not be collected.

Liquidity and Interest Sensitivity

At March 31, 2008, TransCommunity had liquid assets of $16.6 million in the form of cash, federal funds sold and available-for-sale investments. Management believes that liquid assets were adequate at March 31, 2008 to meet its customers’ deposit and credit needs. Management anticipates that additional liquidity will be provided by the growth in deposits and loan repayments. The Bank has the ability to purchase federal funds and borrow from the Federal Reserve Bank, if necessary.

Management is not aware of any trends, events or uncertainties that are reasonably likely to have a material impact on TransCommunity's short-term or long-term liquidity.

At March 31, 2008, TransCommunity had a positive cumulative Gap Rate Sensitivity Ratio of 32% for the one-year repricing period. A positive one-year Gap Rate Sensitivity Ratio reflects management’s ability to generate loans and investment securities that will mature or reprice faster than interest-bearing deposits in a rising rate environment. Management constantly monitors the interest rate risk and believes that the current position is an acceptable risk for a growing financial services company.

TransCommunity's interest sensitivity analysis is shown on the following schedule:

TRANSCOMMUNITY FINANCIAL CORPORATION

INTEREST SENSITIVITY ANALYSIS

MARCH 31, 2008

(dollars in thousands)

	1 - 365	1 to 5	Over 5
	Days	Years	Years	Total
Uses of Funds:

Loans:
Real estate
Construction	$69,638	$16,301	$3,480	$89,419
Residential	22,648	9,186	2,058	33,892
Commercial	17,518	27,159	783	45,460
Commercial, industrial and agricultural	21,966	18,263	163	40,392
Consumer and installment	7,256	6,947	361	14,564
Total Loans	139,026	77,856	6,845	223,727

Federal funds sold	671	-	-	671
Investment securities available for sale, at fair value	2,821	8,323	1,034	12,178
Total	$142,518	$86,179	$7,879	$236,576

Sources of Funds:

Demand Deposits -
Interest bearing	$36,965	$-	$-	$36,965
Savings accounts	10,069	-	-	10,069
Time Deposits > $100,000	8,670	49,798	6,821	65,289
Time Deposits < $100,000	10,965	60,227	7,556	78,748
Total interest-bearing deposits	66,669	110,025	14,377	191,071
				-
Total	$66,669	$110,025	$14,377	$191,071

Discrete Gap	$75,849	$(23,846)	$(6,498)	$45,505
Cumulative Gap	$75,849	$52,003	$45,505

Ratio of Cumulative Gap
to Total Earning Assets	32.06%	21.98%	19.23%

Contractual Obligations

TransCommunity has entered into certain contractual obligations to make future payments under contracts. The following table summarizes TransCommunity’s contractual obligations as of March 31, 2008:

	Payments due by period
(dollars in thousands)	Total	Less than One Year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Operating lease obligations	$2,025	$426	$820	$543	$236
Data processing services	2,406	518	1,030	858	-
Total	$4,431	$944	$1,850	$1,401	$236

Future Prospects

The Company’s loss for the first quarter resulted primarily from a weakened margin and a large provision for loan losses. Interest rate reductions during the last four months of 2007 continued during the first quarter of 2008. While the prospects for the future interest rate environment cannot be predicted with certainty, our interest margin will continue to be negatively impacted until our maturing certificates of deposit are able to reprice in the current low rate environment.

On a positive note, however, loan demand in each of our markets remains strong, as evidenced by our strong loan growth throughout 2007 which continues into 2008. Management believes that our loan portfolio exhibits a normal risk profile, and because of the large provisions for loan losses which we have taken over the past 12 months, management is confident with the adequacy of our reserves. We are also witnessing benefits from the consolidation of the bank charters and the back room operating system which we completed in the fourth quarter of 2007. The resulting reductions in overhead costs will help bring our operating efficiency ratios more in line with those of our peers.

The Company conducts business in some of the best banking markets in the country. Each of those markets is led by an experienced banker with significant knowledge of their local market. With operating costs expected to decline, the Company is poised for strong growth in the months ahead. Management continues to seek successful commercial lending officers in its market area to enhance loan growth and resulting interest and fee income.

In September, 2007, the Company’s Board voted unanimously to merge with Community Bankers Acquisition Corp. (CBAC), and in December, 2007, the Board unanimously voted to give its consent to a subsequent merger between CBAC and the holding company for Bank of Essex (BOE).

On April 25, 2008, both CBAC and the holding company of BOE held shareholder meetings to consider these mergers. Both companies adjourned their shareholder meetings and announced that they would reconvene their shareholder meetings on May 20, 2008 and May 21, 2008, respectively.

On April 28, 2008, the Company held a special meeting of its shareholders. At this meeting, our shareholders voted by a strong margin for the merger with CBAC.

The mergers contemplated by these transactions will provide the consolidated entity with new growth opportunities as well as additional capital, and will enable management to consider external expansion on an accelerated basis.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4T.

CONTROLS AND PROCEDURES

As of the end of the period covered by the report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. There have not been any changes in the Company’s internal control over financial reporting that occurred during the Company’s last quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

In the ordinary course of operations, TransCommunity and its subsidiary bank expect to be parties to various legal proceedings. At present, there are no pending or threatened proceedings against TransCommunity or its Bank which, if determined adversely, would have a material effect on the business, results of operations, or financial position of TransCommunity or its Bank.

The Company’s Annual Report on Form 10-K for the year ended December 31, 2007 included disclosure on pending litigation. See also Note 8 in the above for information on litigation. There have been no developments that would change that disclosure.

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

TRANSCOMMUNITY FINANCIAL CORPORATION
(Registrant)

Date: May 15, 2008	By:	/s/ Bruce B. Nolte
Bruce B. Nolte
Chief Executive Officer (principal executive officer)

Date: May 15, 2008	By:	/s/ Patrick J. Tewell
Patrick J. Tewell
Chief Financial Officer (principal financial and accounting officer)